Form 10-Q
period 1995-06-30
COMMERCE GROUP CORP /DE/
filed 1995-09-11
CIK 109757

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C.  20549

               FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

                    or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From __________ To __________

     Commission file number 1-7375

               COMMERCE GROUP CORP.
(Exact name of registrant as specified in its charter)


               DELAWARE                       39-6050862
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)       Identification Number)


               6001 North 91st Street
               Milwaukee, Wisconsin                     53225-1795
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,294,719 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 27, 1995.

               COMMERCE GROUP CORP.

                    FORM 10-Q

     FOR THE FIRST QUARTER ENDED JUNE 30, 1995

                    INDEX

PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          June 30, 1995 and March 31, 1995

          Consolidated Statements of Operations
          Three Months Ended June 30, 1995, and 1994

          Consolidated Statements of Cash Flows
          Three Months Ended June 30, 1995, and 1994

          Consolidated Statements of Changes
          in Shareholders'Equity

          Three Months Ended June 30, 1995,
          and Year Ended March 31, 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Liquidity and Capital Resources

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Reports on Form 8-K and Exhibits

Registrant's Signature Page

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS


                             June 30, 1995       March 31, 1995
                              (Unaudited)         (Audited)

                                             ASSETS

Current assets
  Cash                        $    34,554      $    545,367
  Investments                     198,982           198,982
  Prepaid items                     2,516               620
                              -----------      ------------
    Total current assets          236,052           744,969

Real estate (Note 4)            1,179,836         1,179,836
Advances to Joint
 Venture (Note 3)               9,841,566         8,676,308
Investment in Joint
 Venture (Note 3)               7,016,360         7,016,360
                              -----------       -----------
  Total assets                $18,273,814       $17,617,473
                              ===========       ===========

                                      LIABILITIES
Current liabilities
  Accounts payable            $   558,628       $   222,423
  Notes and accrued
   interest payable to
   related parties (Note 5)     2,357,389         2,256,834
  Notes and accrued interest
   payable to others (Note 5)     473,469           468,180
  Accrued salaries              1,288,578         1,257,190
  Accrued directors' fees          49,850            47,950
  Accrued legal fees              169,002           166,355
  Other accrued expenses          178,528           173,630
                                ---------         ---------
      Total liabilities         5,075,444         4,592,562

Commitments and contingencies
 (Notes 3, 5, 6, 7, 10 and 14)

SHAREHOLDERS' EQUITY
Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  1995-none; 1994-none
   (Note 10)                  $         0       $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  June 30, 1995  - 7,294,719      729,472
  March 31, 1995 - 7,294,719                        729,472
Additional paid in capital     11,675,961        11,675,961
Retained earnings (deficit)       792,937           619,478
                              -----------       -----------
  Total shareholders' equity   13,198,370        13,024,911
                              -----------       -----------
  Total liabilities and
   shareholders' equity       $18,273,814       $17,617,473
                              ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended June 30 (Unaudited)



                                        1995           1994
Revenues:
  Campground income                $  21,157      $   21,171
  Land sales                               0           9,000
  Leasing income                           0             100
  Interest income                      2,622             882
  Interest income Related
   Joint Venture (Notes 6 & 11)      275,908         143,555
                                   ---------       ---------
    Total revenue                    299,687         174,708

Expenses:
  Cost of land sales                       0           1,325
  General and administrative
   and campground expenses            30,584          19,945
  Interest expense                    95,644         121,802
                                   ---------      ----------
    Total expenses                   126,228         143,072
                                   ---------      ----------
Net income (loss) from operations    173,459          31,636
Credit (charge) for income taxes           0               0
                                   ---------      ----------
Net income (loss)                  $ 173,459      $   31,636
                                   =========      ==========
Net income (loss) per share
 (Note 2)                          $     .02      $      .01
                                   =========      ==========
Average number of shares
 outstanding (Note 2)              7,294,719       5,218,179
                                   =========       =========

Fully diluted income
 per common share (Note 2)         $     .02      $      .01
                                   =========      ==========
Weighted average diluted
number of shares assuming
all rights and options were
exercised on June 30, 1995
and June 30, 1994                  7,580,047       6,302,076
                                  ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended June 30 (Unaudited)


                                    1995          1994
Operating Activities:
  Net income (loss)                $   173,459    $    31,636
Changes in other operating
 assets and liabilities (net):
  Other assets                          (1,896)          (539)
  Accounts payable                     336,205         73,297
  Accrued salaries                      31,388         25,388
  Accrued directors' fees                1,900          2,890
  Accrued legal fees                     2,647          2,238
  Accrued liabilities                    4,898          3,651
  Accrued interest                       5,289         30,735
                                    ----------     ----------
    Cash provided (used) by
     operating activities              553,890        169,296

Investing activities:
  Advances to Joint Venture         (1,165,258)      (413,571)
  Investment in Joint Venture                0              0
                                    ----------     ----------
    Cash provided (used) by
     investing activities           (1,165,258)      (413,571)
                                    ----------     ----------
Financing activities:
  Net borrowings                       100,555         94,368
  Issuance of common stock                   0        525,293
                                    ----------     ----------
    Cash provided (used) by
     financing activities              100,555        619,661
                                    ----------     ----------
    Increase (decrease) in cash
     and cash equivalents             (510,813)       375,386

Cash and cash equivalents -
  beginning of period                  545,367         15,562
                                    ----------     ----------
Cash and cash equivalents -
  end of period                    $    34,554    $   390,948
                                   ===========    ===========

The accompany notes are an integral part of the consolidated financial statements.


         COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended
          June 30, 1995 and for the Year Ended March 31, 1995

                                                        Common Stock
                                   -----------------------------------------------------

                                                                 Capital In     Retained
                                   Number of                     Excess of      Earnings
                                   Shares         Par Value      Par Value      (Deficit)
                                   ---------      ---------      -----------    --------
Balance 03/31/94                   5,086,960      $508,696       $ 8,512,443    $344,731
Net Income for FY 03/31/95                                                       274,747
Common Shrs Issued FY 03/31/95     2,207,759       220,776         3,163,518
                                   ---------      --------       -----------    --------
Balance 03/31/95                   7,294,719       729,472       $11,675,961     619,478
Net Income First Quarter 06/30/95                                                173,459
Common Shares Issue- this period           0             0                 0
                                   ---------      --------       -----------    --------
Balances 06/30/95                  7,294,719      $729,472       $11,675,961    $792,937
                                   =========      ========       ===========    ========





The accompanying notes are an integral part of the consolidated financial statements.

(1)  The Company and Basis of Presentation of Financial
     Statements

(a) Commerce Group Corp. ("Commerce," the "Company," and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of the Joint Venture being the operator of the San Sebastian Gold Mine ("SSGM") and to explore the other mining properties acquired in the Republic of El Salvador, Central America.

Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site;
(2) commencing its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and (4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

(b) The Company, a United States' corporation (incorporated as a Wisconsin corporation in September, 1962, and consolidated with a Delaware corporation formed in July, 1971) presents its consolidated financial statements in U.S. dollars and these statements are prepared in accordance with accounting principles generally accepted in the United States.

(2)  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of the Company and all of its majority-owned subsidiaries: Homespan Realty Co., Inc. ("Homespan"); Piccadilly Advertising Agency, Inc. ("Piccadilly"); San Luis Estates, Inc. ("SLE"); Universal Developers, Inc. ("UDI"); San Sebastian Gold Mines, Inc. ("Sanseb"); and Mineral San Sebastian, S.A. de C.V. ("Misanse"). The Company does not include the operations of the Joint Venture. Other than the Joint Venture, all significant intercompany accounts and transactions have been eliminated.

For further information regarding consolidated subsidiaries (Note
8).

Income Taxes

The Company files a consolidated Federal Income Tax return with its subsidiaries (Note 9).


Income (Loss) Per Common Share

Net income per share is calculated based on the weighted average number of common shares issued and outstanding during each period that is being reported. The Company does not include in this calculation any common stock equivalents, rights or contingent issuances of common stock.

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all common stock equivalents, rights, options and contingent issuances of common stock were issued on the last day of the period that is being reported.

If on June 30, 1995, 154,850 option shares, the 113,900 borrowed shares, and the 16,578 shares due for accrued interest, which combined amount to 285,328 shares were added to the 7,294,719 issued and outstanding common shares, then under this assumption, there would be 7,580,047 common shares issued on a fully diluted basis. The reported profit per share would be about the same. These same assumptions were used to arrive at the number of fully diluted shares for the first quarter ended June 30, 1994.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvadoran bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars.

Major Customer

When the Joint Venture produces gold and silver it will sell its precious metals to a refinery selected by the Company. Given the nature of the precious metals to be sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture (Note 3).

(3)  Customer/Sanseb Joint Venture ("Joint Venture")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 200 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed to explore, research, and develop adequate gold reserves; it produced gold from the SSGM from the latter part of 1972 through February 1978.

On September 22, 1987, the Company and Sanseb entered into a joint venture agreement to formalize their relationship with respect to the mining venture and to account for the Company's substantial investment in Sanseb. Under the terms of the agreement, the Company is authorized to supervise and control all of the business affairs of the Joint Venture and has the authority to do all that is necessary to resume mining operations at the SSGM on behalf of the Joint Venture. The net pre-tax profits of the Joint Venture will be distributed as follows:
Company, 90%; and Sanseb, 10%.

The joint venture agreement further provides that the Company has the right to be compensated for its general and administrative expenses in connection with managing the Joint Venture.

Under the joint venture agreement, agreements executed by the Company for the benefit of the Joint Venture create obligations binding upon the Joint Venture.

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

Accounting Matters

The Joint Venture records all costs and expenses as capital items and will write off the cumulative costs on a unit of production method at such time as it begins producing gold. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs will be written off in the year that this occurs.

Advances to Joint Venture

As of June 30, 1995, the Company's advances were $9,251,301, and three of the Company's wholly-owned subsidiaries' advances were $590,265, for a total of $9,851,566.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 1995, the Company, Sanseb ($32,428,324) and three of the Company's wholly-owned subsidiaries ($590,265) have invested (including carrying costs) the sum of $33,018,589 in its El Salvadoran mining projects.

SSGM Activity

The Company had no significant activity at the SSGM site from February, 1978 through January, 1987. The present status is that, the Company, since January, 1987, and thereafter, the Joint Venture, since September, 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain financing for the proposed open-pit, heap-leach operation at the SSGM. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvadoran mining prospects.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately one hundred twenty shareholders. The majority are El Salvadoran citizens. The Company has the right to select six of Misanse's ten directors. (Note 6)

(b)  SSGM/Mining Lease

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent equivalent to 5% of the production of the gross precious metals' revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application.

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be cancelled by the Joint
Venture on thirty day's notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

In the event that additional gold ore is discovered, Misanse is required to make proper claim for them under the jurisdiction of the Ministry of Economy of El Salvador's Director of Energy, Mines and Hydrocarbons, and include them in the present concession. Such addition to the lease is required to be made without any changes to the rental payment, except that the expenses for expanding the concession shall be borne by the Joint Venture.

(c)  Mineral Concession

On January 27, 1987, the Government of El Salvador granted and delivered a right to the mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Company and Sanseb's Joint Venture.

On July 23, 1987, the Government of El Salvador delivered and granted to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvadoran law, the Joint Venture has the right to export said mineral for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate and produce gold from the SSGM.

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(a) The Joint Venture will pay to 270 former El Salvadoran employees pursuant to a settlement agreement dated June, 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,339 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one
     (1) year thereafter; and one-third is to be paid two (2) years after the first payment; a sum of 202,014 colones has been paid which reduces the total amount due as of May 31, 1995, to 297,986 colones or U.S. $34,173;

(b) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services;

(c) From the profits earned, 5% of the gross wages paid to the full-time employees shall be paid into a pension fund;

(d) From the profits earned, a sum of 500,000 colones annually (equivalent to $57,339 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture;

(e) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint
     Venture has agreed to contribute from its annual pre-tax earnings, the sum of 5% of its pre-tax profits, but, in any event, not less than a minimum amount equal to 5% of 8% of the total assets;

(f) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvadoran currency into United States' currency for the payment of its loans, interest, and other obligations, including the payment of dividends. Presently, there are nor restriction into converting the El Salvadoran colones into United States' currency.

(g)  On November 30, 1987, the El Salvadoran Minister of Foreign
     Commerce issued a project approval for the gold mining operation which was ratified on April 15, 1988.

(h) In consideration for the obligations agreed to by the Joint Venture the Government of El Salvador agreed to exempt the Joint Venture from the payment of all import duty, fiscal or municipal taxes whatsoever. The El Salvador Department of Customs refused to recognize this exemption. On November 15, 1993, the Joint Venture's attorneys filed a declaratory proceeding with the El Salvadoran Constitutional Supreme Court ("Court") informing the Court that the Joint Venture' rights were being violated and that the Court should restrain the Department of Customs from attempting to collect any duty.

On May 18, 1994, the Court declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment bond in an amount of the Custom's duty until a final decision is made. The Custom's Department is charging the Company the 10% added value tax (13% after July 1, 1995) which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture plans to export all of its gold in which case it believes that the 6% value of the gold export should far exceed the amount of the added value tax payments.

Gold Ore Reserves

The Joint Venture's geologists have determined that the minable and estimated gold ore reserves are approximately 15,905,000 tons which should contain 1,677,700 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings.

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment are located. The SCMP location is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvadoran colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on
the annual United States' inflation rate.   As agreed, a security
deposit of U.S. $11,500 was paid on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments. The U.S. inflation rate was 2.9%, therefore, on November 12, 1994, the increase was applied to the annual lease payment and to the deposit.

Modesto Mine

(a)  Real Estate Lease

On August 26, 1994, the Company entered into a fifteen-year lease agreement to lease approximately 30 acres of key vacant land located at the Modesto Mine site which is near the City of El Paisnal, El Salvador, at a cost of one thousand colones per manzana per year or approximately U.S. $67 per acre. A condition of the lease was a five-year prepayment provision of 87,500 colones or approximately U.S. $10,011. Also, the Company has a first right of refusal to purchase this land.

(b)  Real Estate Ownership

On November 27, 1994, the Company entered into an agreement to purchase approximately 22 acres of land which abuts the land leased at the Modesto Mine site for a price of U.S. $24,000.

(c)  Concession

The Joint Venture has acquired an extendible exploration concession from the El Salvadoran Director of Energy, Mines and Hydrocarbons effective April 5, 1994, and thereafter extended.

San Felipe-El Potosi Mine "Potosi"

(a)  Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the City of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years , for the purpose of mining and extracting minerals under the following basic terms and conditions:

1. The lease payment will be 5% of the gross receipts derived from the production and sale of precious metals from this site which will be payable monthly.

2. The Joint Venture will advance to the Cooperative the funds required to obtain the mining concession from the El Salvador Department of Energy, Mines and Hydrocarbons and all related costs which will be reimbursed or will become a deduction from future rental payments.

3. The Joint Venture will, when it is in production, employ all of the 45 qualified members of the Cooperative providing that there is a need for their particular skill or service.

4. The Joint Venture will furnish medicine and first aid medical assistance to all of its employees to the extent that such benefits are not provided by the Salvadoran Social Security
     System.

5. An employee life insurance program is to be seriously considered by the Joint Venture when production commences, providing that the cost of such insurance is not excessive.

(b)  Exploration Concession

The exploration concession application was filed on September 6, 1993, with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador's Minister of Economy's office, by the owners of the real estate, the Cooperative San Felipe-El Potosi. The concession consists of approximately 6,100 acres.

(4)  Real Estate

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate in El Salvador is as follows: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the three other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for the description of other real estate ownership or leases.

(5)  Notes Payable and Accrued Interest

                                   June 30, 1995  March 31, 1995

Notes payable consist of the
following:

Mortgage and promissory notes
to related parties, interest
ranging from 1% to 4% over
prime rate, but not less than
16% to the related parties,
payable monthly, due on
demand, using the undeveloped
land, real estate and all
other assets owned by the
Company, its subsidiaries and
the Joint Venture as
collateral (Note 6).               $2,357,389     $2,256,834

Five promissory notes
($245,000) were issued on
February 23, 1993, of which
$110,000 is owed to two
related parties and are
included with the above
related party notes; said
notes bear interest payable
monthly at the rate of 15% per
annum.  All interest and
principal shall be paid in
equal monthly installments
which shall equal the number
of whole months remaining
between the date of demand and
February 23, 1998.  The
promissory notes are secured
by certain specific SCMP
assets (Note 6).                       10,000         10,000

Other (consists primarily of
short-term notes and accrued
interest issued to trade
creditors and others, interest
in varying amounts)                   463,469        458,180
                                   ----------     ----------
                                   $2,830,858     $2,725,014
                                   ==========     ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 14 years: 11 years at $67,740 annually ($745,140); and three and one quarter years at $114,750 annually ($372,938), for a total of $1,118,078.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 1995:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amount to $838,615. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum. (On February 23, 1993, the Company borrowed $100,000 (included in this total) from its President on the same terms and conditions as provided to other related and non related parties. (Note 5).

The Company had borrowed an aggregate of $303,405, including accrued interest, from the Company President's Rollover Individual Retirement Account (IRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note(s), with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated monthly at the prime interest rate plus 3% per annum.

The Company received all of the net proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 44,100 common shares from the President since April 1, 1995, and it owes him 8,202 of its common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 15, 1987, the Company granted its President, by unanimous consent of the Board of Directors compensation in the form of a bonus in the amount of 2% of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences.

On or about February 23, 1993, the Company borrowed from its President, one of the President's sons, and three non-related persons, the sum of $245,000; $100,000 from the President. Each of the five lenders had a promissory note issued in the sum loaned which bears interest at the rate of 15% per annum, beginning on February 23, 1993, is payable monthly, and is based on a 360-day year. All principal and interest due shall be paid in installments beginning 30 days after written demand made at any time after February 23, 1994. After demand is made, the Company will pay the lender all principal and interest due amortized over the number of equal monthly installments which shall equal the number of whole months remaining between the date of demand and February 23, 1998. All principal and interest due shall be paid in full on or before February 23, 1998.

These promissory notes are secured by the lender's interest in SCMP pursuant to the terms of a Security Agreement dated February
23, 1993.

As explained in prior financial and other reports, the President has acquired on December 10, 1993, the ownership of 203 of Misanse common shares. In addition, effective as of June, 1995, he personally purchased an additional 264 Misanse common shares from a Misanse shareholder in an arms-length transaction. Therefore, he presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June 30, 1995:

The Company leases approximately 3,100 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge is $2,145.

The same related company provides consulting, administrative services, use of data processing equipment, use of its vehicles, use of its credit facilities, and other property as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

This related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs and those items purchased are being paid on the same terms and conditions offered to other non-related customers.

This related company has been issued an open-ended, secured, on-demand promissory note which at June 30, 1995, amounts to $1,010,857; the annual interest rate is 4% plus the prime rate, but not less than 16% per annum, and is payable monthly.

The Company's Directors have consented and approved the following transactions which status is reflected as of June 30, 1995:

The President's wife's Rollover Individual Retirement Account
(IRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $157,012 which bears interest at an annual rate of prime plus 3%, but no less than 16% per annum and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $169,002 for legal services rendered from July, 1984, through May, 1995, based on the present current hourly rate charged to the Company. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment. On May 11, 1992, the Directors approved a two-year stock option which allows the Law Firm to purchase up to 100,260 of the Company's common shares at an option price of fifty shares for each hour of the 2,005.20 hours of legal services rendered through March 31, 1992. On February 27, 1995, the Law Firm exercised its right to purchase 50,000 of the Company's common shares by payment of 1,000 hours of legal services. On March 13, 1995, in exchange for the Law Firm's agreement not to increase its hourly rate charges during the 1995 calendar year, the Company agreed to extend the option to purchase 50,260 shares to February 11, 1996. (Note 10)

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. The Director fees are $750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Director fees are fixed at $200 for each meeting.

On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the lowest bid quote reflected in the NASD Monthly Statistical Report during a twelve-month period preceding the exercise of this right.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advance to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly.

Company Advances to the Joint Venture

                                        Total           Interest
                                        Advances       Charges
                                        ----------     --------
September, 1987 through March 31, 1990  $1,625,163     $252,060
March 31, 1991                             718,843      266,107
March 31, 1992                             698,793      312,004
March 31, 1993                           1,003,617      347,941
March 31, 1994                           1,155,549      451,180
March 31, 1995                           2,884,078      751,389
June 30, 1995, first quarter             1,165,258      275,908
                                        ----------   ----------
June 30, 1995, balance                   9,251,301    2,656,589

Advances by three of the Company's
 wholly-owned subsidiaries                 590,265            0
                                        ----------   ----------

Total                                   $9,841,566   $2,656,589
                                        ==========   ==========


(7)  Commitments

Reference is made to Notes (3), (5), (6) and (10).

(8)  Consolidated Subsidiaries

The following subsidiaries, all majority-owned by the Company, are included in the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated.

                                        Percentage of Ownership

Homespan Realty Co., Inc.                         100.0%
Mineral San Sebastian, S.A. de C.V.                52.0%
Piccadilly Advertising Agency, Inc.               100.0%
San Luis Estates, Inc.                            100.0%
San Sebastian Gold Mines, Inc.                     82.5%
Universal Developers, Inc.                        100.0%

(9)  Income Taxes

At March 31, 1995, the Company and its subsidiaries have estimated net operating losses remaining in a sum of approximately $5,400,000 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2010.

(10)  Stock Options, Rights, Preferred Stock and Stock Loans

The following stock options, stock rights, and stock loans are in existence:

Issue         Expiration      Term/      Option Price       Option
 Date            Date       Extensions     Per Share        Shares
--------       --------     ----------   ------------       ------
05/11/92       02/11/96       *a             $2.00          50,260
07/10/92       07/10/95       *b             $2.00          10,000
05/27/94       05/27/97       3 years        $2.00          30,000
05/31/94       05/31/96       2 years        $3.00          10,880
05/31/94       05/31/97       3 years        $2.00          30,000
06/02/94       06/02/96       2 years        $3.00           2,000
06/02/94       06/02/96       2 years        $3.00           1,000
03/22/95       09/22/97       30 months      $4.00          20,710
                                                           -------
Total options issued and outstanding                       154,850
                                                           =======


*a Option to purchase 100,260 common shares granted to the Law Firm was issued on May 11, 1992, with an expiration date of May 11, 1994, and then on May 9, 1994, the exercise date of this option was extended to November 11, 1995. On February 27, 1995, the Law Firm exercised its right to purchase 50,000 shares. On March 13, 1995, in consideration of the Law Firm agreeing to retain the same hourly rate for the 1995 calendar year, the Company agreed to extend the option to exercise this right to February 11, 1996.

*b The initial option was issued on July 10, 1992, and was to expire on July 10, 1994. On June 13, 1994, the option was extended to expire on July 10, 1995.

To the President--Stock Loans and Accrued Interest

Reference is made to Note 6, Related Party Transactions, of the Company's financial statements which disclose that the Company owes to the President, the sum of 8,202 of its common shares as of June 30, 1995, for unpaid interest, which interest is payable by the Company's issuance of its restricted common shares. Also due are 44,100 common shares for shares loaned to the Company.

Stock Loans and Interest Due to Others

From time to time the Company borrowed from others, the Company's common shares under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares at a rate of 6% per annum in advance for a minimum period of two years.

As of June 30, 1995, there are two other stock loans outstanding which amount to a total of 69,800 of the Company's common shares which are to be repaid together with 8,376 of the Company's restricted common shares for the interest earned.

Preferred Stock

The Directors of the Company have the authority to issue an unlimited number of preferred shares. There are 250,000 shares $0.10 par value of authorized shares; none were issued and outstanding during the two periods ended June 30, 1995 and 1994.

The Preferred Stock is issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any) voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preference and number of shares constituting any wholly unissued series of preferred shares.



S.E.C. Form 8 Registration Statement

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1993, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 151,800 were issued and 348,200 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus 4%. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvadoran Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvadoran Insurance Company the funds that may be disbursed to the El Salvadoran custom's office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through June 30, 1995, is estimated to be less than $20,000.

(14)  Unaudited Financial Statements

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report and the filing of the required Securities and Exchange Commission annual Form 10-K.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; (2) commencing its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and (4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

The more than twelve-year El Salvadoran war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM open-pit, heap-leach operations and for the retrofitting and restoration of the SCMP. On December 16, 1992, through the auspices of the United Nations, the end of the war was declared and peace prevails.

Current Status

The Company, on February 23, 1993, through its Joint Venture, acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin precious metals' ore per day. Dependent on the grade of gold ore processed, the SCMP operation, processing SSGM tailings at a rate of 400 tons per day, should produce annually more than 12,000 ounces of gold. On March 31, 1995, the Joint Venture, during its testing pre-production stage, made its first pour of gold since March, 1978. The processing of its daily tonnage of tailings that are delivered by truck from the SSGM site are gradually being increased while the SCMP is being adjusted and fine tuned to achieve its full capacity of processing gold.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. Dependent on the grade of ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 43,000 ounces of gold from its SSGM open-pit, heap-leach operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and four other mining potentials: the San Felipe-El Potosi, Modesto, Hormiguero and Montemayor Mines; all located in El Salvador, Central America.

Since the Joint Venture commenced producing gold at the SCMP, albeit a very exiguous operation, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control such as expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions. The combined effect of these factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses. Under these circumstances, the Company could choose to suspend operations in order to minimize losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

Results of Operations for the First Quarters Ended June 30, 1995
Compared to June 30, 1994

For the three months ended June 30, 1995, the total revenues amounted to $299,687 compared to revenues of $174,708 for the same period in 1994. The increase in revenues resulted primarily from interest income charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. In the first quarter of 1995, the interest charged to the Joint Venture by the Company was $275,908 compared to $143,555 for the same period in 1994, for an increase of $132,353 (92%) which results from the advances to the Joint Venture being increased to $9,251,301 (1995) from $5,615,536 (1994) (65%) and an increase in the prime interest rate which affects the rate of interest charged.

The campground operating, general and administrative expenses for the first quarterly period ended June 30, 1995, were $30,584 compared to $19,945 for the same 1994 period. The increase in expenses resulted from repairs to the campground facilities and extraordinary filing fees.

Interest expense for this first quarter (1995) amounted to $95,644 compared to $121,802 for the same 1994 period for a decrease of ($26,158) (21%) and was due to a decrease in the amount due on Notes Payable of $2,830,858 in 1995 compared with $3,081,683 in 1994 for a decrease of $250,825 (8%).

The net profit for the period ended June 30, 1995, was $173,459 compared to a profit for the period ended June 30, 1994 of $31,636, an increase of $141,823 (448%).

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce a sufficient profit from the SCMP operation. It has obtained sufficient funds to place the SCMP into pre-production of gold. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leach operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes to its directors, officers and others. It may resort to other creative funding plans to obtain the funds it will need.

During the past, the Joint Venture was engaged in an exploration, exploitation and development program designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture for its first quarter were obtained from the Company via advances:
$1,165,258 in 1995 and $413,576 in 1994. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and possibly to the value of its other mining prospects as the results of the exploratory efforts evidence a potential increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to complete the retrofitting of the SCMP, purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $9,841,566 to the Joint Venture.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's first quarter ended June 30, 1995, were derived from the various sources, including related parties as follows:

Funding Sources:

                                        From
                         ---------------------------------
                         Related Parties     Other Sources       Total
                         ---------------     -------------   -----------
Accounts payable and
 accruals                $308,657            $  66,484       $  375,141
Notes payable/
 accrued interest         100,555                5,290          105,845
Net income                                     173,459          173,459
                         --------             --------       ----------
Totals                   $409,212             $245,233       $  654,445
Decrease in cash and
 cash equivalents                              510,813          510,813
                         --------             --------       ----------
Advances to the Joint
 Venture                 $409,212             $756,046       $1,165,258
                         ========             ========       ==========

Therefore, the Company continues to rely on its directors, officers and related parties for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past, so that it can, in turn, advance the funds required by the Joint Venture to continue the exploration, exploitation, and development of its SSGM and for other necessary expenditures. Anticipated profits from the SCMP gold production could provide a sufficient amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued expansion of its gold ore reserves should be about 20% more than the average amount advanced in the previous two years.

From September, 1987 through June 30, 1995, the Company has advanced to the Joint Venture, the sum of $9,251,301 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $9,841,566. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase and rehabilitation of a 200-ton per day used precious metals' cyanide leaching mill and plant, for the SCMP, retrofitting, repair and modernization of its facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, Modesto Mine, Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extensions, for road preservation, for its participation in the construction of a bridge, for community telephone building and other facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Various sections of this report adequately describe the Company's current activities and status. The company, through its Joint Venture, believes that the SCMP operations will be profitable and it expects to confirm these results as soon as the Joint Venture reaches its goal of processing 400 tons of tailings per day. Presently the Company further believes that the technical SCMP adjustments and corrections will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. When the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leach operation. The Company estimates that it will need at least U.S. $12 million to start a 2,000 ton per day heap-leach operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first year of full production.

Employees

The Joint Venture employs approximately 210 full-time El Salvadoran persons (up to 225 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continous, harmonious relationship with its employees. Also, the Company employs approximately four persons (plus part-time help) in the United States.

Insurance

The Joint Venture has in existence insurance through an El Salvadoran insurance company with the following coverages: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage will be increased accordingly.

Related Party Loans, Obligations and Transactions

All of the related party transactions are included in detail in
Note 6 to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through June 30, 1995, the Company and three of its wholly-owned subsidiaries have advanced to the Joint Venture, $9,841,566. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $2,656,589 through June 30, 1995. The Company presently furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose of expanding the operations of the SCMP and SSGM.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Country of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political stability of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, during the first quarter ended June 30, 1995, the Company was able to advance to the Joint Venture, a sum of $1,165,258, which includes allocation of the Company's expenditures and interest charges. The Company believes that it will be able to obtain adequate financing that will be required during the fiscal year ended March 31, 1996.

Item 1.   Legal Proceedings

          There is no adverse litigation that could materially affect the Company.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except those routine matters included in the proxy statement dated July 27, 1995, relating to an annual meeting of shareholders to be held on September 22, 1995.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None.

          Exhibits

          None.






                         SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              COMMERCE GROUP CORP.
                              Registrant/Company



Date:  August 5, 1995         Edward L. Machulak
                              President, Chief Executive, Operating
                              and Financial Officer and Treasurer