Form 10-Q
period 1995-09-30
COMMERCE GROUP CORP /DE/
filed 1995-11-08
CIK 109757

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                        FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

                              or

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
462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,340,895 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of October 31, 1995.

                  COMMERCE GROUP CORP.

                       FORM 10-Q

       FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 1995

                         INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets September 30, 1995
         and March 31, 1995

         Consolidated Statements of Operations
         Six Months Ended September 30, 1995, and 1994

         Consolidated Statements of Cash Flows
         Six Months Ended September 30, 1995, and 1994

         Consolidated Statements of Changes in Shareholders'
         Equity Six Months Ended September 30, 1995, and Year
         Ended March 31, 1995

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K and Exhibits

Registrant's Signature Page

      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                  Sept. 30, 1995  March 31,1995
                                    (Unaudited)     (Audited)

Current assets
  Cash                               $    36,361   $   545,367
  Investments                            198,982       198,982
  Prepaid items                            2,007           620
                                     -----------  ------------
    Total current assets                 237,350       744,969

Real estate (Note 4)                   1,179,836     1,179,836
Advances to Joint
 Venture (Note 3)                     10,666,039     8,676,308
Investment in Joint
 Venture (Note 3)                      7,016,360     7,016,360
                                     -----------   -----------
  Total assets                       $19,099,585   $17,617,473
                                     ===========   ===========

                         LIABILITIES

Current liabilities
  Accounts payable                   $   891,290   $   222,423
  Notes and accrued
   interest payable to
  related parties (Note 5)             2,462,874     2,256,834
Notes and accrued interest
   payable to others (Note 5)            478,694       468,180
  Accrued salaries                     1,319,965     1,257,190
  Accrued directors' fees                 55,940        47,950
  Accrued legal fees                     177,539       166,355
  Other accrued expenses                 161,512       173,630
                                     -----------    ----------
      Total liabilities                5,547,814     4,592,562

 Commitments and contingencies
 (Notes 3, 5, 6, 7, 10 and 14)

                     SHAREHOLDERS' EQUITY

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  1995-none; 1994-none
  (Note 10)                          $         0   $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  September 30, 1995 - 7,340,895         734,090
  March 31, 1995 - 7,294,719                           729,472

Additional paid in capital            11,817,605    11,675,961
Retained earnings (deficit)            1,000,076       619,478
                                     -----------   -----------
  Total shareholders' equity          13,551,771    13,024,911
                                     -----------   -----------
  Total liabilities and
   shareholders' equity              $19,099,585   $17,617,473
                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended  September 30, 1995 and 1994 (Unaudited)

                         Three Months Ended
                          (Second Quarter)      Six Months Ended
                            September 30,         September 30,
Revenues:                  1995       1994       1995       1994
                         --------   --------   --------   --------
Campground income        $ 18,749   $ 18,120   $ 39,906   $ 39,291
Land sales                      0          0          0      9,000
Leasing income                  0        120          0        220
Interest income                 1          1      2,623        883
Interest income Related
 Joint Venture (Note 3)   310,490    165,654    586,398    309,209
                         --------  ---------  ---------  ---------
  Total revenue           329,240    183,895    628,927    358,603
Expenses:
Cost of land sales              0          0          0      1,325
General and administrative
 and campground expenses   21,204     18,312     51,788     38,257
Interest expense          100,897    123,369    196,541    245,171
                         --------  ---------  ---------  ---------
  Total expenses          122,101    141,681    248,329    284,753
                         --------  ---------  ---------  ---------
Net income (loss) from
 operations               207,139     42,214    380,598     73,850
Credit (charge) for
 income taxes                   0          0          0          0
                         --------  ---------  ---------  ---------
Net income (loss)        $207,139  $  42,214  $ 380,598  $  73,850
                         ========  =========  =========  =========
Net income (loss) per
 share (Note 2)          $   0.03  $    0.01  $    0.05  $    0.01
                         ========  =========  =========  =========
Weighted average shares
 outstanding (Note 2)   7,299,010  5,379,285  7,299,010  5,379,285
                        =========  =========  =========  =========
Fully diluted income per
 common share (Note 2)   $   0.03  $    0.01  $    0.05  $    0.01
                         ========  =========  =========  =========
Weighted average diluted
 number of shares assuming
 all rights and options
 were exercised on
 September 30, 1994 and
 September  30, 1995
 (Note 2)               7,567,490  6,482,235  7,567,490  6,482,235
                        =========  =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

           COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended September 30, 1995 and 1994 (Unaudited)


                                        1995            1994
                                   -----------      ----------
Operating Activities:
 Net income (loss)                 $   380,598      $   73,850
Changes in other operating
 assets and liabilities (net):
  Decrease in real estate                    0           1,325
  Other assets                          (1,387)         (1,354)
  Accounts payable                     668,867           8,074
  Accrued salaries                      62,775          43,275
  Accrued directors' fees                7,990          (5,900)
  Accrued legal fees                    11,184           2,238
  Accrued liabilities                  (12,118)        165,950
  Accrued interest                      10,513          12,821
    Cash provided (used) by         ----------      ----------
     operating activities            1,128,422         300,279

 Investing activities:

  Advances to Joint Venture         (1,989,731)     (1,413,630)
  Investment in Joint Venture                0               0
    Cash provided (used) by         -----------     -----------
     investing activities           (1,989,731)     (1,413,630)
                                    -----------     -----------
 Financing activities:
  Net borrowings                       206,040         175,836
  Issuance of common stock             146,263       1,470,013
    Cash provided (used) by         ----------      ----------
     financing activities              352,303       1,645,849
    Increase (decrease) in cash     ----------      ----------
      and cash equivalents            (509,006)        532,498

Cash and cash equivalents -
 beginning of period                   545,367          15,562
                                    ----------      ----------
Cash and cash equivalents -
 end of period                      $   36,361      $  548,060
                                    ==========      ==========
Supplemental disclosure of cash
 flow information:
 Income taxes paid or accrued       $    None       $     None


The accompany notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the Six Months Ended
       September 30, 1995 and from the Year Ended March 31, 1994


                                        Common Stock
                           ---------------------------------------------
                                                  Capital in    Retained
                           Number of              Excess of     Earnings
                            Shares    Par Value   Par Value     (Deficit)
                           ---------  ---------  -----------    --------
Balance 03/31/94           5,086,960  $508,696   $ 8,512,443    $344,731
Net Income for FY 03/31/95                                       274,747
Common Shrs Issued
 FY 03/31/95               2,207,759   220,776     3,163,518
                           ---------  --------   -----------   ---------
Balance 03/31/95           7,294,719   729,472   $11,675,961     619,478
Net Income
Six Months Ended 09/30/95                                        380,598
Common Shares Issue-this period:
  Cancellation of Debt        36,176     3,618       122,645
  Stock Options Exercised     10,000     1,000        19,000
                           ---------  --------   -----------  ----------
Balances 09/30/95          7,340,895  $734,090   $11,817,606  $1,000,076
                           =========  ========   ===========  ==========


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

    Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; (2) upon receipt of adequate funding, the Joint Venture plans to commence its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and (4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four separate programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

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

If on September 30, 1995, 144,850 option shares, the 106,000 borrowed shares, and the 17,630 shares due for accrued interest, which combined amount to 268,480 shares were added to the 7,299,010 weighted average number of shares issued and outstanding common shares, then under this assumption, there would be 7,567,490 common shares issued on a fully diluted basis. The reported profit per share would be about the same. These same assumptions were used to arrive at the number of fully diluted shares for the six-month period ended September 30, 1994.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvadoran bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency and there are no delays in exchanging dollars for El Salvador colones or vice-versa. The Government of El Salvador recently announced that it would start replacing their colon with the U.S. dollar during the first half of 1996.

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

Advances to Joint Venture

As of September 30, 1995, the Company's advances were
$10,075,774, and three of the Company's wholly-owned subsidiaries' advances were $590,265, for a total of $10,666,039.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 1995, the Company, Sanseb ($33,698,145) and three of the Company's wholly-owned subsidiaries ($590,265)
have invested (including carrying costs) the sum of $34,288,410 in its El Salvadoran mining projects.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent equivalent to 5% of the production of the gross precious metals' revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximat ely $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application; during September, 1987 the lease agreement was assigned to the Joint Venture.

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint
Venture on thirty day's notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

(c)  Mineral Concession

On January 27, 1987, the Government of El Salvador granted and delivered a right to the mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Company and Sanseb.

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

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(a) The Joint Venture will pay to 270 former El Salvadoran employees pursuant to a settlement agreement dated June, 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,339 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment; a sum of 202,014 colones has been paid which reduces the total amount due as of August 31, 1995, to 297,986 colones or U.S. $34,173;

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

(f) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvadoran currency into United States' currency for the payment of its loans, interest, and other obligations, including the payment of dividends. Presently, there are no restrictions into converting the El Salvadoran colones into United States' currency.

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

Gold Ore Reserves

The Joint Venture's geologists have determined that the minable and estimated gold ore reserves are approximately 15,905,000 tons which should contain 1,677,700 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves should have a significant impact on future earnings.

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment are located. This SCMP location is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvadoran colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on the annual United States' inflation
rate.   As agreed, a security deposit of U.S. $11,500 was paid
on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments. The U.S. 1994 inflation rate was 2.9%, therefore, on November 12, 1994, the increase was applied to the annual lease payment and to the deposit.

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

(4)  Real Estate

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate in El Salvador is as follows: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located and it owns and leases land at the Modesto Mine site. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the three other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for the description of other real estate ownership or leases.

(5)  Notes Payable and Accrued Interest

                              Sept. 30, 1995     March 31, 1995
                              --------------     --------------
Notes payable consist
of the following:

Mortgage and promissory notes
to related parties, interest
ranging from 1% to 4% over
prime rate, but not less than
16% to the related parties,
payable monthly, due on demand,
using the undeveloped land,
real estate and all other assets
owned by the Company, its
subsidiaries and the Joint
Venture as collateral (Note 6).  $2,462,874        $2,256,834


Five promissory notes ($245,000)
were issued on February 23, 1993,
of which $110,000 is owed to two
related parties and are included
with the above related party
notes; said notes bear interest
payable monthly at the rate of
15% per annum.  All interest and
principal shall be paid in equal
monthly installments which shall
equal the number of whole months
remaining between the date of
demand and February 23, 1998.
The promissory notes are secured
by certain specific SCMP assets
(Note 6).                           10,000            10,000

Other (consists primarily of
short-term notes and accrued
interest issued to trade creditors
and others, interest in varying
amounts)                          468,694            458,180
                               ----------         ----------
                               $2,941,568         $2,725,014
                               ==========         ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 14 years:  11 years at $67,740 annually ($745,140); and three and one half years at $114,750 annually ($401,625), for a total of $1,146,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 1995:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amount to $868,805. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum. (On February 23, 1993, the Company borrowed $100,000 (included in this total) from its President on the same terms and conditions as provided to other related and non related parties. (Note 5).

The Company had borrowed an aggregate of $315,807 including accrued interest, from the Company President's Rollover Individual Retirement Account (IRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note(s), with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

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

The Company received all of the net proceeds from the sale o4r from the pledge of these shares. The Company borrowed a total of 68,500 common shares from the President since April 1, 1995, and it owes him 13,130 of its common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of September 30, 1995:

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

This related company has been issued an open-ended, secured, on-demand promissory note which at September 30, 1995, amounts to $1,063,208; the annual interest rate is 4% plus the prime rate, but not less than 16% per annum, and is payable monthly.

The Company's Directors have consented and approved the following transactions which status is reflected as of September 30, 1995:

The President's wife's Rollover Individual Retirement Account
(IRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $163,429 which bears interest at an annual rate of prime plus 3%, but no less than 16% per annum and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $177,539 for legal services rendered from July, 1984, through August, 1995, based on the present current hourly rate charged to the Company. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment. On May 11, 1992, the Directors approved a two-year stock option which allows the Law Firm to purchase up to 100,260 of the Company's common shares at an option price of fifty shares for each hour of the 2,005.20 hours of legal services rendered through March 31, 1992. On February 27, 1995, the Law Firm exercised its right to purchase 50,000 of the Company's common shares by payment of 1,000 hours of legal services. On March 13, 1995, in exchange for the Law Firm's agreement not to increase its hourly rate charges during the 1995 calendar year, the Company agreed to extend the option to purchase 50,260 shares remaining in the option agreement to February 11, 1996. (Note 10)

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. The Director fees are $750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Director fees since October 1, 1994, are fixed at $250 for each meeting.

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

Company Advances to the Joint Venture
                                            Total       Interest
                                          Advances      Charges
                                         ----------    --------
September, 1987 through March 31, 1990   $1,625,163    $252,060
March 31, 1991                              718,843     266,107
March 31, 1992                              698,793     312,004
March 31, 1993                            1,003,617     347,941
March 31, 1994                            1,155,549     451,180
March 31, 1995                            2,884,078     751,389
September 30, 1995, first six months, net
after deduction of gold sale proceeds
                                          1,989,731     586,398
                                        -----------  ----------
September 30, 1995, balance              10,075,774   2,967,079
Advances by three of the Company's
 wholly-owned subsidiaries                  590,265           0
                                        -----------  ----------

Total                                   $10,666,039  $2,967,079

(7)  Commitments

Reference is made to Notes (3), (5), (6) and (10).

(8)  Consolidated Subsidiaries

The following subsidiaries, all majority-owned by the Company, are included in the consolidated financial statements of the Company. All intercompany balances and transactions have been eliminated.


                                        Percentage of Ownership
                                        -----------------------

Homespan Realty Co., Inc.                       100.0%
Mineral San Sebastian, S.A. de C.V.              52.0%
Piccadilly Advertising Agency, Inc.             100.0%
San Luis Estates, Inc.                          100.0%
San Sebastian Gold Mines, Inc.                   82.5%
Universal Developers, Inc.                      100.0%


(9)  Income Taxes

At March 31, 1995, the Company and its subsidiaries have estimated net operating losses remaining in a sum of approximately $5,400,000 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2010. The Joint Venture files a separate income tax return.

(10)  Stock Options, Rights, Preferred Stock and Stock Loans

The following stock options, stock rights, and stock loans are in existence:

                Expiration    Term/      Option Price  Option
   Issue Date    Date         Extensions  Per Share    Shares
   ----------   ----------    ---------- ------------ -------
     05/11/92   02/11/96       *a           $2.00      50,260
     05/27/94   05/27/97       3 years      $2.00      30,000
     05/31/94   05/31/96       2 years      $3.00      10,880
     05/31/94   05/31/97       3 years      $2.00      30,000
     06/02/94   06/02/96       2 years      $3.00       2,000
     06/02/94   06/02/96       2 years      $3.00       1,000
     03/22/95   09/22/97       30 months    $4.00      20,710
                                                      -------
Total options issued and outstanding                  144,850
                                                      =======

*a Option to purchase 100,260 common shares granted to the Law Firm was issued on May 11, 1992, with an expiration date of May 11, 1994, and then on May 9, 1994, the exercise date of this option was extended to November 11, 1995. On February 27, 1995, the Law Firm exercised a partial right to purchase 50,000 shares. On March 13, 1995, in consideration of the Law Firm agreeing to retain the same hourly rate for the 1995 calendar year, the Company agreed to extend the option to exercise the balance of this stock option right to February 11, 1996.

To the President--Stock Loans and Accrued Interest

Reference is made to Note 6, Related Party Transactions, of the Company's financial statements which disclose that the Company owes to the President, the sum of 13,130 of its common shares as of September 30, 1995, for unpaid interest, which interest is payable by the Company's issuance of its restricted common shares. Also due are 68,500 common shares for shares loaned to the Company.

Stock Loans and Interest Due to Others

From time to time the Company borrowed from others, the Company's common shares under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within a period of 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares at a rate of 6% per annum in advance for a minimum period of two years.

As of September 30, 1995, there is one stock loan outstanding which amounts to a total of 37,500 of the Company's common shares which are to be repaid together with 4,500 of the Company's restricted common shares for the interest earned.

Rights

Reference is made to Note 6, whereas the Directors and Officers have a right to exchange the compensation due to them for the Company's common shares.

Preferred Stock

The Directors of the Company have the authority to issue an unlimited number of preferred shares. There are 250,000 shares $0.10 par value of authorized shares; none were issued and outstanding during the two periods ended September 30, 1995 and 1994.

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

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvadoran Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvadoran Insurance Company the funds that may be disbursed to the El Salvadoran custom's office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through September 30, 1995, is estimated to be less than $25,000.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; (2) pending adequate funding it wants to commence its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and
(4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

The more than twelve-year El Salvadoran war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM open-pit, heap-leach operations and for the retrofitting and restoration of the SCMP. On December 16, 1992, through the auspices of the United Nations, the end of the war was declared and an agreement was reached to complete the terms and conditions of this within a certain specified time frame. Peace prevails.

Current Status

The Company, on February 23, 1993, through its Joint Venture, acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin precious metals' ore per day. Dependent on the grade of gold ore processed, the SCMP operation, processing SSGM tailings at a rate of 400 tons per day, should produce annually more than 12,000 ounces of gold. On March 31, 1995, the Joint Venture, during its testing pre-production stage, made its first pour of gold since March, 1978. The processing of its daily tonnage of tailings that are delivered by truck from the SSGM site are gradually being increased while the SCMP is being adjusted and fine tuned to achieve its full capacity of processing gold.
The unusual rain and floods affected the achievement to be into full production as of September 30, 1995. Also, additional equipment to increase the efficiency was delivered but was not completely installed during this period.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. Dependent on the grade of ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 56,376 ounces of gold from its SSGM open-pit, heap-leach operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and four other mining potentials: the San Felipe-El Potosi, Modesto, Hormiguero and Montemayor Mines; all located in El Salvador, Central America.

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

Results of Operations for the Second Quarter and Six Month
Period Ended September 30, 1995 Compared to the Same September
30, 1994 Period

For the six months ended September 30, 1995, the total revenues, excluding the proceeds from the sale of gold which were applied to reduce the advances to the Joint Venture, amounted to $628,927 compared to revenues of $358,603 for the same period in 1994. The increase in revenues resulted primarily from interest income charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the second quarter of 1995, the interest charged to the Joint Venture by the Company was $586,398 compared to $309,209 for the same period in 1994, for an increase of $277,189 (90%) which results from the advances to the Joint Venture being increased to $10,666,039 (1995) from $8,676,308 (1994) or $1,989,731 (23%).

The campground operating, general and administrative expenses for the first fiscal six month period ended September 30, 1995, were $51,788 compared to $38,257 for the same 1994 period or an increase of $13,531 (35%).

Interest expense through this second quarter (1995) amounted to $196,541 compared to $245,171 for the same 1994 period for a decrease of $48,630 which decrease was due to a reduction in the Notes Payable and lower interest rates.

The net profit for the six-month period ended September 30, 1995, was $380,598 compared to a profit for the same period ended September 30, 1994, of $73,850 resulting primarily from the increase of interest income to the Joint Venture.

The Directors of the Company believe that the company's main thrust of activity should be to commence its SSGM open-pit, heap-leaching gold mining operation as its feasibility studies indicated that the potential earnings from the mining operation would not only warrant the proposed investment, but it should produce adequate profits. It presently is performing whatever is necessary to start producing gold with its SCMP facilities. Otherwise, the Company presently is dependent on its sporadic sale of its real estate or campground activity to generate income.

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

During the past, the Joint Venture was engaged in an exploration, exploitation and development program designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture for this six-month period were obtained from the Company via advances: $1,989,731 in 1995 and $1,413,630 in 1994. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and possibly to the value of its other mining prospects as the results of the exploratory efforts evidence a potential increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to complete the retrofitting of the SCMP, purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity str ucture of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $10,666,039 (net of the cash proceeds it received from the sale of gold) to the Joint Venture.


Advances to the Joint Venture

Advances to the Joint Venture during the Company's second quarter ended September 30, 1995, were derived from the various sources, including related parties as follows:


Funding Sources:
                                       Related     Other
                                       Parties    Sources    Internal       Total
                                       --------   --------   --------  ----------
Accounts Payable and Accruals          $639,287   $108,537             $  747,824
Notes Payable/Accrued Interest         $206,040                        $  206,040
Issuance of Common Stock                          $146,263             $  146,263
Net Income                                                   $380,598  $  380,598
                                       --------   --------   --------  ----------
Balance                                $845,327   $254,800   $380,598  $1,480,725
Decrease in Cash and Cash Equivalents                        $509,006  $  509,006
                                       --------   --------   --------  ----------
Advances to Joint Venture              $845,327   $254,800   $889,604  $1,989,731
                                       ========   ========   ========  ==========

Therefore, the Company continues to rely on its directors, officers and related parties for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past, so that it can, in turn, advance the funds required by the Joint Venture to continue the exploration, exploitation, and development of its SSGM and for other necessary expenditures. Anticipated profits from the SCMP operations when it is in full production could provide a sufficient amount of cash for corporate purposes.

From September, 1987 through September 30, 1995, the Company has advanced to the Joint Venture, the sum of $10,075,774 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $10,666,039. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase and rehabilitation of a 200-ton per day used precious metals' cyanide leaching mill and plant, for the SCMP, retrofitting, repair and modernization of its facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, Modesto Mine, Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric li nes to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extensions, for road preservation, for its participation in the construction of a bridge, for community telephone building and other facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Various sections of this report adequately describe the Company's current activities and status. The company, through its Joint Venture, believes that the SCMP operations will be profitable and it expects to confirm these results as soon as the Joint Venture reaches its goal of processing 400 tons of tailings per day. Unusual rain and floods and the necessity of additional processing equipment during the second quarter precluded the Joint Venture from reaching its full production goal. Presently the Company further believes that the technical SCMP adjustments and corrections will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. When the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leach operation or to expand and expedite the other mining exploration projects. The Company estimates that it will need at least U.S. $13 million to start a 3,000 ton per day heap-leach operation and over a period of time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during a very short time.

Employees

The Joint Venture employs approximately 225 full-time El Salvadoran persons to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continuous, harmonious relationship with its employees. Also, the Company employs approximately four persons (plus part-time help) in the United States.

Insurance

The Joint Venture has in existence insurance through an El Salvadoran insurance company with the following coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage will be increased accordingly.

Related Party Loans, Obligations and Transactions

All of the related party transactions are included in detail in Notes 6, 7 and 10 to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through September 30, 1995, the Company and three of its wholly-owned subsidiaries have advanced to the Joint Venture, $10,666,039 after the deduction of the gold sale proceeds. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $2,967,079 through September 30, 1995. The Company presently furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose of expanding the operations of the SCMP and SSGM.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Country of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political stability of the Republic of El Salvador and therefore continue to be reluctant to invest the funds required. However, through the second quarter ended September 30, 1995, the Company was able to advance to the Joint Venture, a sum of $1,989,731, which does not include the cash proceeds received from the sale of gold and which includes allocation of the Company's expenditures and interest charges.



Item 1.        Legal Proceedings

               There is no adverse litigation that could materially affect the Company.

Item 2.        Changes in Securities

               Reference is made to the financial statements which explain the changes in securities issued and to be issued.

Item 3.        Default Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders

               (a) The 1995 Annual Shareholders' Meeting was
                   held on September 22, 1995

               (b) The following Director was elected as a
                   Class III Director at this meeting for a three-year term expiring at the 1998 annual shareholders' meeting:
                   Edward L. Machulak.

                   The following directors' terms of office did not expire at the meeting and they continued in office:

                   Clayton H. Tebo (Class I term expires 1996)
                   Edward A. Machulak (Class II term expires
                   1997)

               (c) The following matters were voted upon at the
                   meeting:


                                                   For     Against  Withheld   No Vote
                                                 --------- -------  --------  ---------
(1) Election of a Director: Edward L. Machulak   6,260,843       0   7,809    1,026,067

(2) Ratify the appointment of Redlin and
    Associates as the Company's public
    accountants/auditors for its fiscal year
    ending March 31, 1996                        6,222,791  37,457   8,404    1,026,067

(3) Ratification of the acts of the Directors
    and Officers including all related party
    transactions                                 6,268,652       0       0    1,026,067

Item 5.        Other Information

               None.

Item 6.        Exhibits and Report on Form 8-K

               (a) No exhibits are filed with this Form 10-Q

               (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the six month period ended September 30, 1995.



                     SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMERCE GROUP CORP.
                             Registrant/Company



                             ______________________________
Date:  October 31, 1995      Edward L. Machulak
                             President, Chief Executive,
                             Operating and Financial Officer
                             and Treasurer