Form 10-Q
period 1995-12-31
COMMERCE GROUP CORP /DE/
filed 1996-02-13
CIK 109757

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1995

                              or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From __________ To __________

               Commission file number 1-7375

                    COMMERCE GROUP CORP.
     (Exact name of registrant as specified in its charter)


          DELAWARE                           39-6050862

(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification Number)



     6001 North 91st Street
     Milwaukee, Wisconsin                    53225-1795
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414)
462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,423,635 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 31, 1996.

                    COMMERCE GROUP CORP.

                         FORM 10-Q

          FOR THE THIRD QUARTER ENDED DECEMBER 31, 1995

                           INDEX

PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          December 31, 1995 and March 31, 1995

          Consolidated Statements of Operations
          Nine Months Ended December 31, 1995, and 1994

          Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1995, and 1994

          Consolidated Statements of Changes in Shareholders'
          Equity Nine Months Ended December 31, 1995, and Year
          Ended March 31, 1995

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K and Exhibits

Registrant's Signature Page

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                              ASSETS



                             Dec. 31, 1995       March 31, 1995
                              (Unaudited)           (Audited)

Current assets
  Cash
                               $   117,256       $   545,367
  Investments                      198,982           198,982
  Prepaid items                      1,496               620
                               -----------       -----------
    Total current assets           317,734           744,969
Real estate (Note 4)             1,179,836         1,179,836
Advances to Joint Venture
 (Note 3)                       11,236,292         8,676,308
Investment in Joint Venture
 (Note 3)                        7,016,360         7,016,360
                               -----------       -----------
  Total assets                 $19,750,222       $17,617,473
                               ===========       ===========

                           LIABILITIES

Current liabilities
  Accounts payable             $   538,944       $   222,423
  Notes and accrued
   interest payable to
   related parties (Note 5)      3,009,374         2,256,834
  Notes and accrued interest
   payable to others (Note 5)      483,897           468,180
  Accrued salaries               1,351,353         1,257,190
  Accrued directors' fees           54,300            47,950
  Accrued legal fees               186,131           166,355
  Other accrued expenses           168,044           173,630
                               -----------       -----------
      Total liabilities          5,792,043         4,592,562
Commitments and contingencies
 (Notes 3, 5, 6, 7, 10 and 14)

                         SHAREHOLDERS' EQUITY

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  1995-none; 1994-none (Note 10)
                               $         0       $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  December 31, 1995-7,423,635      742,364
  March 31, 1995-7,294,719                           729,472
Additional paid in capital      12,009,252        11,675,961
Retained earnings (deficit)      1,206,563           619,478
                               -----------       -----------
  Total shareholders' equity    13,958,179        13,024,911
                               -----------       -----------
  Total liabilities and
   shareholders' equity        $19,750,222       $17,617,473
                               ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
               Third Quarter and Nine Months Ended
             December 31, 1995 and 1994 (Unaudited)

                    Three Month Comparison   Nine Months Ended
                          December 31,          December 31,
Revenues:              1995       1994       1995         1994
                    ---------  ---------  ---------   ---------
Campground income   $  13,011  $  11,639  $  52,917   $  50,930
Land sales                  0          0          0       9,000
Leasing income              0          0          0         220
Interest income            46      5,289      2,669       6,172
Interest income
 Related Joint Venture
 (Note 6, 11)         342,672    206,547    929,070     515,756
                    ---------   --------   --------    --------
  Total revenue     $ 355,729    223,475    984,656     582,078

Expenses:
Cost of land sales          0          0          0       1,325
General and adminis-
 trative and campground
 expenses              13,988     24,077     65,776      62,334
Interest expense      135,254    124,561    331,795     369,732
                     --------   --------   --------    --------
  Total expenses      149,242    148,638    397,571     433,391
                     --------   --------   --------    --------
Net income (loss) from
operations            206,487     74,837    587,085     148,687
Credit (charge) for
 income taxes               0          0          0           0
                     --------  ---------   --------   ---------
Net income (loss)     206,487  $  74,837    587,085   $ 148,687
                     ========  =========   ========   =========
Net income (loss) per
 share (Note 2)     $     .03  $     .01  $     .08   $     .03
                    ---------  ---------  ---------   ---------
Average number of
 shares outstanding
 (Note 2)           7,319,069  5,600,200  7,319,609   5,600,200
                    =========  =========  =========   =========
Fully diluted income
 per common share
 (Note 2)           $     .03  $     .01  $     .08   $     .03
                    =========  =========  =========   =========
Weighted average
 diluted number of
 shares (Note 2)    7,597,065  5,854,440  7,597,065   5,854,440
                    =========  =========  =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
   Nine Months Ended December 31, 1995 and 1994 (Unaudited)

                                     1995         1994

Operating Activities:
 Net income (loss)               $  587,085     $  148,687

Changes in other operating
 assets and liabilities (net):
  Other assets                         (876)           463
  Accounts payable                  316,521        (35,368)
  Accrued salaries                   94,163         74,663
  Accrued directors' fees             6,350            610
  Accrued legal fees                 19,776          2,238
  Accrued liabilities                (5,586)       163,222
  Accrued interest                   15,717         21,231
    Cash provided (used) by      ----------     ----------
     operating activities         1,033,150        375,746

 Investing activities:

  Advances to Joint Venture      (2,559,984)    (1,996,905)
                                 -----------    -----------
    Cash provided (used)
     by investing activities     (2,559,984)    (1,996,905)
                                 -----------    -----------
  Financing activities:
    Net borrowings                  752,540       (476,349)
  Issuance of common stock          346,183      2,386,746
    Cash provided (used) by      ----------     ----------
    financing activities          1,098,723      1,910,397
                                 ----------     ----------
    Increase (decrease) in
     cash and cash equivalents     (428,111)       289,238

Cash and cash equivalents -
  beginning of period               545,367         15,562
                                 ----------     ----------
Cash and cash equivalents -
  end of period                  $  117,256     $  304,800
                                 ==========     ==========
Supplemental disclosure of
 cash flow information:
 Income taxes paid or accrued    $     None     $     None

The accompanying notes are an integral part of the consolidated financial statements.

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Nine Months Ended
  December 31, 1995 and from the Year Ended March 31, 1994


                              Common Stock

                                           Capital in  Retained
                      Number of            Excess of   Earnings
                       Shares   Par Value  Par Value  (Deficit)

Balance 03/31/94     5,086,960  $508,696 $ 8,512,443  $ 344,731
Net Income for
 FY 03/31/95                                            274,747
Common Shrs Issued
 FY 03/31/95         2,207,759   220,776   3,163,518
                     ---------  -------- -----------  ---------
Balance 03/31/95     7,294,719   729,472 $11,675,961    619,478
Net Income
Nine Months Ended 12/31/95                              587,085
Common Shares Issue
-this period:
 Cancellation of Debt   41,216     4,122     142,499
 Stock Options
   Exercised            10,000     1,000      19,000
 Bonuses and Fees        5,700       570      16,992
 Cash                   72,000     7,200     154,800
                     ---------  -------- ----------- ----------
Balances 12/31/95    7,423,635  $742,364 $12,009,252 $1,206,563







The accompanying notes are an integral part of the consolidated financial statements.

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
        Notes to Consolidated Financial Statements
                      December 31, 1995

(1)  The Company and Basis of Presentation of Financial
     Statements

(a) Commerce Group Corp. ("Commerce," the "Company," and/or "Registrant") and its 82 1/2%- owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have initially formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of the Joint Venture being the operator of the San Sebastian Gold Mine ("SSGM") and to explore the other mining properties acquired in the Republic of El Salvador, Central America.

     Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; (2) upon receipt of adequate funding, the Joint Venture plans to commence its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and (4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine (and its extension, the Capulin Mine), the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four separate programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

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

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all common stock equivalents, rights, options and contingent issuances of common stock were issued on the last day of the period that is being reported. Therefore, on December 31, 1995, 144,850 option shares, the 107,600 borrowed shares, and the 25,006 shares due for accrued interest, which combined amount to 277,456 shares were added to the 7,319,609 weighted average number of shares issued and outstanding common shares, then under this assumption, there would be 7,597,065 common shares issued on a fully diluted basis. The reported profit per share would be about the same. These same assumptions were used to arrive at the number of fully diluted shares for the nine-month period ended December 31, 1994.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvadoran bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency and there are no delays in exchanging dollars for El Salvador colones or vice-versa. The Government of El Salvador recently announced that it plans to dollarize their colon.

Major Customer

The Joint Venture is producing gold and silver. It sells its precious metals to a refinery selected by the Company. Given the nature of the precious metals to be sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture (Note 3).

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

Accounting Matters

The Joint Venture records all costs and expenses as capital items and will write off the cumulative costs on a unit of production method at such time as it begins producing gold from its virgin ore. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs will be written off in the year that this occurs.

Advances to Joint Venture

As of December 31, 1995, the Company's advances were
$11,274,527, and three of the Company's wholly-owned subsidiaries' advances were $590,265, for a total of $11,864,792. These advances were reduced from the gold sale proceeds which amounted to $628,500 which then reflected a net advance of $11,236,292.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 1995, the Company, Sanseb, and three of the Company's wholly-owned subsidiaries, have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87;
 net of gold sale proceeds                   $10,646,027
The Company's initial investment               3,508,180
Sanseb's investment in the Joint Venture       3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                17,060,042
                                             -----------
Total                                         34,722,429
Advances by the Company's three subsidiaries     590,265
                                             -----------
Combined total investment                    $35,312,694
                                             ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February, 1978 through January, 1987. The present status is that, the Company, since January, 1987, and thereafter, the Joint Venture, since September, 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain financing for the proposed open-pit, heap-leach operation at the SSGM. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvadoran mining prospects. The Joint Venture is producing gold at its San Cristobal Mill and Plant on a pilot test basis.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately one hundred twenty shareholders. The majority of the shareholders are El Salvadoran citizens. The Company has the right to select six of Misanse's ten directors. (Note 6)

(b)  SSGM/Mining Lease

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

On July 23, 1987, the Government of El Salvador delivered and granted to the Company's 52%- owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvadoran law, the Joint Venture has the right to export said mineral for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate and produce gold from the SSGM, however, this right is disputed by the El Salvador custom authorities.

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(a) The Joint Venture will pay to 270 former El Salvadoran employees pursuant to a settlement agreement dated June, 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,143 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment; a sum of 202,014 colones has been paid which reduced the total amount due as of November 30, 1995, to 296,786 colones or U.S. $33,918;

(b) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services;

(c) From the profits earned, 5% of the gross wages paid to the full-time employees shall be paid into a pension fund;

(d) From the profits earned, a sum of 500,000 colones annually (equivalent to $57,143 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture;

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

     On May 18, 1994, the Court declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment bond in an amount of the Custom's duty until a final decision is made. The Government of El Salvador is charging the Company the 10% added value tax (13% after July 1, 1995) which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture plans to export all of its gold in which case it believes that the 6% value of the gold export should far exceed the amount of the added value tax payments.

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

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment are located. This SCMP location is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvadoran colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on the annual United States' inflation
rate.   As agreed, a security deposit of U.S.  $11,500 was paid
on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments. The U.S. 1995 inflation rate was approximately 3%, therefore, on November 12, 1995, the increase was applied to the annual lease payment and to the deposit.

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

(b)  Real Estate Ownership

On November 27, 1994, the Company purchased approximately 22 acres of land which abuts the land leased at the Modesto Mine site for a price of U.S. $24,000.

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

(5)  Notes Payable and Accrued Interest


                                Dec. 31, 1995   March 31, 1995
                                -------------   --------------
Notes payable consist of the following:

Mortgage and promissory
notes to related parties,
interest ranging from 1% to
4% over prime rate, but not
less than 16% to the related
parties, payable monthly,
due on demand, using the
undeveloped land, real
estate and all other assets
owned by the Company, its
subsidiaries and the Joint
Venture as collateral (Note
6).                              $3,009,374     $2,256,834

Five promissory notes
($245,000) were issued on
February 23, 1993, of which
$110,000 is owed to two
related parties and are
included with the above
related party notes; said
notes bear interest payable
monthly at the rate of 15%
per annum.  All interest and
principal shall be paid in
equal monthly installments
which shall equal the number
of whole months remaining
between the date of demand
and February 23, 1998.  The
promissory notes are secured
by certain specific SCMP
assets (Note 6).                     10,000         10,000

Other (consists primarily of
short-term notes and accrued
interest issued to trade
creditors and others,
interest in varying amounts)        473,897        458,180
                                 ----------     ----------
                                 $3,493,271     $2,725,014

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 14 years:  11 years at $67,740 annually ($745,140); and three and three-quarter years at $114,750 annually ($430,313), for a total of $1,175,453.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 1995:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amount to $1,195,650. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum. (On February 23, 1993, the Company borrowed $100,000 (included in the above total) from its President on the same terms and conditions as provided to other related and non related parties. (Note 5).

The Company had borrowed an aggregate of $328,715 including accrued interest, from the Company President's Rollover Individual Retirement Account (IRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note(s), with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

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

The Company received all of the net proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 70,100 common shares from the President since April 1, 1995, and it owes him 20,506 of its common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of December 31, 1995:

The Company leases approximately 3,100 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,145. As of December 1, 1995, the Company increased the space it rents to 4,032 square feet, and the monthly rental charge beginning on this date is $2,789.

The same related company provides consulting, administrative services, use of data processing equipment, use of its vehicles, use of its credit facilities, and other property as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on- demand promissory note issued by the Company.

This related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs and those items purchased are being paid on the same terms and conditions offered to other non-related customers.

This related company has been issued an open-ended, secured, on-demand promissory note which at December 31, 1995, amounts to $1,117,730.74; the annual interest rate is 4% plus the prime rate, but not less than 16% per annum, and is payable monthly.

The Company's Directors have consented and approved the following transactions which status is reflected as of December
31, 1995:

The President's wife's Rollover Individual Retirement Account
(IRA) has the Company's open- ended, secured, on-demand promissory note in the sum of $170,109 which bears interest at an annual rate of prime plus 3%, but no less than 16% per annum and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $186,131 for legal services rendered from July, 1984, through August, 1995, based on the present current hourly rate charged to the Company. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment. On May 11, 1992, the Directors approved a two-year stock option which allows the Law Firm to purchase up to 100,260 of the Company's common shares at an option price of fifty shares for each hour of the 2,005.20 hours of legal services rendered through March 31, 1992. On February 27, 1995, the Law Firm exercised its right to purchase 50,000 of the Company's common shares by payment of 1,000 hours of legal services. On March 13, 1995, in exchange for the Law Firm's agreement not to increase its hourly rate charges during the 1995 calendar year, the Company agreed to extend the option to purchase 50,260 shares remaining in the option agreement to February 11, 1996. (Note 10)

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. The Director fees are $750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Director fees since October 1, 1994, are fixed at $250 for each meeting.

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

Company Advances to the Joint Venture
-------------------------------------

                                   Total          Interest
                                   Advances       Charges
                                 ----------       --------
September, 1987 through
 March 31, 1990                 $ 1,625,163     $  252,060
March 31, 1991                      718,843        266,107
March 31, 1992                      698,793        312,004
March 31, 1993                    1,003,617        347,941
March 31, 1994                    1,155,549        451,180
March 31, 1995                    2,884,078        751,389
December 31, 1995,
 first nine months, net
 after deduction of gold
 sale proceeds                    2,559,984        929,070
                                 ----------     ----------
December 31, 1995, balance       10,646,027      3,309,751

Advances by three of the
 Company's wholly-owned
 subsidiaries                       590,265              0
                                -----------     ----------
Net advances after deducting
 gold sale proceeds             $11,236,292     $3,309,751
                                ===========     ==========
(7)  Commitments

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

(10)  Stock Options, Rights, Preferred Stock and Stock Loans

The following stock options, stock rights, and stock loans are in existence:

            Expiration                    Option Price   Option
Issue Date     Date     Term/Extensions     Per Share    Shares
----------  ----------  ---------------   -------------  ------
05/11/92     02/11/96          *a             $2.00      50,260
05/27/94     05/27/97       3 years           $2.00      30,000
05/31/94     05/31/96       2 years           $3.00      10,880
05/31/94     05/31/97       3 years           $2.00      30,000
06/02/94     06/02/96       2 years           $3.00       2,000
06/02/94     06/02/96       2 years           $3.00       1,000
03/22/95     09/22/97       30 months         $4.00      20,710
                                                        -------
Total options issued and outstanding                    144,850
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

To the President--Stock Loans and Accrued Interest

Reference is made to Note 6, Related Party Transactions, of the Company's financial statements which disclose that the Company owes to the President, the sum of 20,506 of its common shares as of December 31, 1995, for unpaid interest, which interest is payable by the Company's issuance of its restricted common shares. Also due are 70,100 common shares for shares loaned to the Company.

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

As of December 31, 1995, there is one stock loan outstanding which amounts to a total of 37,500 of the Company's common shares which are to be repaid together with 4,500 of the Company's restricted common shares for the interest earned.

Rights

Reference is made to Note 6, whereas the Directors and Officers have a right to exchange the Directors' fees due to them for the Company's common shares.

Preferred Stock

The Directors of the Company have the authority to issue an unlimited number of preferred shares. There are 250,000 shares $0.10 par value of authorized shares; none were issued and outstanding during the two periods ended December 31, 1995 and 1994.

The Preferred Stock is issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any) voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preference and number of shares constituting any wholly unissued series of preferred shares.

S.E.C. Form 8 Registration Statement

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1993, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 157,500 were issued and 342,500 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus 4%.
The interest is payable monthly.  (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvadoran Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvadoran Insurance Company the funds that may be disbursed to the El Salvadoran custom's office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through December 31, 1995, is estimated to be less than $25,000.

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

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
               S.E.C. FORM 10-Q - DECEMBER 31, 1995
                 PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: (1) the production of gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; (2) pending adequate funding it wants to commence its open-pit, heap-leach process on the SSGM site; (3) continuing its SSGM site preparation, expanding its exploration and exploitation targets, increasing and developing its gold ore reserves; and
(4) exploring the potential of its four gold mine prospects identified as the San Felipe-El Potosi Mine, (and its extension, the Capulin Mine) the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in the Republic of El Salvador, Central America. Concurrently and in conjunction with these four programs, it also is in the process of obtaining necessary funding for the acceleration of these four undertakings.

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

Current Status

The Company, on February 23, 1993, through its Joint Venture, acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin precious metals' ore per day. Dependent on the grade of gold ore processed, the SCMP operation, processing SSGM tailings at a rate of 400 tons per day, should produce annually more than 12,000 ounces of gold. On March 31, 1995, the Joint Venture, during its testing pre-production stage, made its first pour of gold since March, 1978. The processing of its daily tonnage of tailings that are delivered by truck from the SSGM site are gradually being increased while the SCMP is being adjusted and fine tuned to achieve its full capacity of processing gold.
The unusual rain and floods, equipment mechanical defects, etc. affected the achievement to be into full production as of December 31, 1995. Also, additional equipment to increase the efficiency was delivered but was not completely installed during this period.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. Dependent on the grade of ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 56,376 ounces of gold from its SSGM open-pit, heap-leach operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and four other mining potentials: the San Felipe-El Potosi (and its extension, the Capulin Mine), Modesto, Hormiguero and Montemayor Mines; all located in El Salvador, Central America.

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

Results of Operations for the Third Quarter and Nine Month
Period Ended December 31, 1995 Compared to the Same December
31, 1994 Period

For the nine months ended December 31, 1995, the total revenues, excluding the proceeds from the sale of gold which were applied to reduce the advances to the Joint Venture, amounted to $984,656 compared to revenues of $582,078 for the same period in 1994. The increase in revenues resulted primarily from interest income charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the third quarter of 1995, the interest charged to the Joint Venture by the Company was $929,070 compared to $515,756 for the same period in 1994, for an increase of $413,314 (80%) which results from the advances to the Joint Venture being increased to $11,236,292 (1995) from $7,789,135 (12/31/94) or $3,447,157 (44%).

The campground operating, general and administrative expenses for the fiscal nine-month period ended December 31, 1995, were $65,776 compared to $62,334 for the same 1994 period or an increase of $3,442 (6%).

Interest expense through this third quarter (1995) amounted to $331,795 compared to $369,732 for the same 1994 period for a decrease of $37,937 (10%) which decrease was due to a reduction in the Notes Payable and lower interest rates.

The net profit for the nine-month period ended December 31, 1995, was $587,085 compared to a profit for the same period ended December 31, 1994, of $148,687 resulting primarily from the increase of interest income to the Joint Venture.

The Directors of the Company believe that the company's main thrust of activity should be to commence its SSGM open-pit, heap-leaching gold mining operation as its feasibility studies indicated that the potential earnings from the mining operation would not only warrant the proposed investment, but it should produce adequate profits. It presently is performing whatever is necessary to increase the production of at its SCMP facilities. Otherwise, the Company presently is dependent on its sporadic sale of its real estate or campground activity to generate income.

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce a sufficient profit from the SCMP operation to cover all of its cash outlays. It has obtained sufficient funds to place the SCMP into pre-production of gold. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leach operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes to its directors, officers and others. It may resort to other creative funding plans to obtain the funds it will need.

During the past, the Joint Venture was engaged in an exploration, exploitation and development program designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture for this nine-month period were obtained from the Company via advances: $2,559,984 in 1995 and $1,996,905 in 1994. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to complete the retrofitting of the SCMP, purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure o f funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $11,236,292 (net of the cash proceeds it received from the sale of gold) to the Joint Venture.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's third quarter ended December 31, 1995, were derived from the various sources, including related parties as follows:

Funding Sources:
                      Related    Other
                      Parties   Sources   Internal    Total
                   ----------  --------  --------- ----------
Accounts Payable
 and Accruals      $  341,620  $104,445            $  446,065
Notes Payable/
 Accrued Interest  $  752,540                      $  752,540
Common Stock Issued   147,246  $198,937            $  346,183
Net Income                              $  587,085 $  587,085
                   ----------  -------- ---------- ----------
Balance            $1,241,406  $303,382 $  587,085 $2,131,873
Decrease in Cash
 and Cash
 Equivalents                            $  428,111 $  428,111
                   ----------  -------- ---------- ----------
Advances to Joint
 Venture           $1,241,406  $303,382 $1,015,196 $2,559,984
                   ==========  ======== ========== ==========


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

From September, 1987 through December 31, 1995, the Company has advanced to the Joint Venture, the net sum of $10,646,027 (which is after deducting the proceeds from the sale of gold) and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $11,236,292. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase and rehabilitation of a 200-ton per day used precious metals' cyanide leaching mill and plant, of the SCMP, retrofitting, repair and modernization of its facilities, for consumable inventory, for working capital to commence the pilot gold production program, for exploration costs for the San Felipe-El Potosi Mine (and its extension, the Capulin Mine) Modesto Mine, Hormiguero Mine, and the Montema yor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extensions, for road preservation, for its participation in the construction of a bridge, for community telephone building and other facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many, many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Various sections of this report adequately describe the Company's current activities and status. The company, through its Joint Venture, believes that the SCMP operations, given time, will be profitable and it expects to confirm these results as soon as the Joint Venture reaches its goal of processing 400 tons of tailings per day. Unusual rain and floods and the necessity of additional processing equipment during the this report period precluded the Joint Venture from reaching its full production goal. Presently the Company further believes that the technical SCMP adjustments and corrections will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. When the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leach operation or to expand and expedite exploration of the other mining projects. The Company estimates that it will need at least U.S. $ 13 million to start a 2,000/3,000 ton per day heap-leach operation and over a period of time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during a very short time.

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

Company Advances to the Joint Venture

Since September 1987 through December 31, 1995, the Company and three of its wholly-owned subsidiaries have advanced to the Joint Venture, $11,236,292 after the deduction of the gold sale proceeds. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $3,009,374 through December 31, 1995. The Company presently furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose of expanding the operations of the SCMP and SSGM.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Country of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political stability of the Republic of El Salvador and therefore continue to be reluctant to invest the funds required. However, through the third quarter ended December 31, 1995, the Company was able to advance to the Joint Venture, a net sum of $2,559,984, after deducting the cash proceeds received from the sale of gold and which includes allocation of the Company's expenditures and interest charges.

      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
              S.E.C. FORM 10-Q - DECEMBER 31, 1995
                  PART II - OTHER INFORMATION

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

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Report on Form 8-K

               (a) No exhibits are filed with this Form 10-Q

               (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the nine-month period ended December 31, 1995.

                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMERCE GROUP CORP.
                         Registrant/Company


                         ______________________________________
Date:  February 5, 1996  Edward L. Machulak
                         President,
                         Chief Executive, Operating and
                         Financial Officer and Treasurer