Form 10-K
period 1996-03-31
COMMERCE GROUP CORP /DE/
filed 1996-06-25
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1996

                    Commission File Number 1-7375

                        COMMERCE GROUP CORP.

       (Exact name of registrant as specified in its charter)

          DELAWARE                                39-6050862

(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

                        6001 North 91st Street
                    Milwaukee, Wisconsin 53225-1795
          (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
     Title of each class              on which registered
Common Shares $0.10 par value        Boston Stock Exchange
                                   National Association of Security
                                   Dealers Automated Systems (NASDAQ)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the quote of the NASDAQ Small Cap Issue on May 15, 1996, was approximately $ 15,216,165.

Common shares outstanding as of March 31, 1996, were 7,792,209.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                       COMMERCE GROUP CORP.
                    1996 FORM 10-K ANNUAL REPORT
                  Fiscal Year Ended March 31, 1996


                        TABLE OF CONTENTS

                              PART I

                                                                 Page

Item 1.    Business    . . . . . . . . . . . . . . . . . . . .  .  3
Item 2.    Properties  . . . . . . . . . . . . . . . . . . . .  . 24
Item 3.    Legal Proceedings.  . . . . . . . . . . . . . . . . .  41
Item 4.    Submission of Matters to a Vote of Security Holders. . 41
Item 4(a). Executive Officers of the Company . . . . . . . . . .  41


                                PART II

Item 5.    Market for the Company's Common Equity and Related
           Stockholders'Matters. . . . . . . . . . . . . . .  . . 43
Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . 44
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . 44
Item 8.    Financial Statements and Supplementary Data. . . . . . 50
Item 9.    Changes in and Disagreements on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . 70

                               PART III

Item 10.   Directors and Executive Officers of the Registrant . . 70
Item 11.   Management Remuneration and Transactions. . . .  . . . 70
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . 70
Item 13.   Certain Relationships and Related Transactions . . . . 70

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . 71

The Company will furnish a copy of any exhibit filed as a part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Company's reasonable expenses for furnishing such exhibit. Requests should be made to the Assistant Secretary of the Company at the address set forth on the cover page of this report.

                                PART I


Item 1.  Business

Introduction

Commerce Group Corp. ("Commerce," the "Company," and the "Registrant") is a company based in Milwaukee, Wisconsin, primarily engaged in the business of developing mines and producing gold in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest (detailed below) in the San Sebastian Gold Mine ("SSGM") and is exploring four other potential gold prospects located in El Salvador. There are approximately 1.7 million ounces of proven gold ore reserves at the SSGM, and at two of the other El Salvador gold mines. There are strong initial indications of gold ore present at the other sites.

Commerce is currently producing gold at a facility referred to in this report as the San Cristobal Mill and Plant ("SCMP") by processing tailings from the SSGM. These tailings are waste material left as the by-product of past mining operations at the SSGM. The SCMP is located approximately 13 miles from the SSGM. Commerce acquired this facility on February 23, 1993, and thereafter made substantial renovations and modifications to the plant and equipment before and after placing this facility in operation. Production began on March 31, 1995, and during the fiscal year ending March 31, 1996, 5,993 ounces of bullion containing 3,161 ounces of gold and 1,489 ounces of silver were produced at this facility from these tailings. Revenues from this production were used primarily to fund further exploration of virgin ore reserves at the SSGM, to fund the development of the four other mining prospects, and to fund improvements at the SCMP.

Commerce's current business plan is to secure sufficient capital to substantially increase its production of gold to at least 40,000 ounces per year and to develop additional gold ore reserves. The Company expects to increase production by developing an open-pit mine and a heap-leach operation on site at the SSGM and by acquiring additional mining equipment which will permit it to process virgin ore at the SCMP. The heap-leach operation will have the capability of producing (through processing a higher volume of ore) significantly more gold than could be produced at the SCMP, which has a present maximum capacity of 400 tons per day. Commerce will also continue to drill test holes at previously unexplored areas at the site of the SSGM and at its four other potential mining prospects.

Aside from its mining operations, Commerce independently and through its partially and wholly-owned subsidiaries conducts other business activities, which at present are substantially less significant than its gold production and exploration in El Salvador: (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); (3) the operation of a 331-acre campground known as Standing Rock Campground, which is owned by Homespan and operated by the Company; and (4) advertising, through its wholly-owned subsidiary, Piccadilly Advertising Agency, Inc. ("Piccadilly").

Commerce was incorporated in Wisconsin in September 1962, and it merged into a Delaware corporation in 1971. Its common shares have been publicly traded since 1968. Commerce acquired 82 1/2% of the authorized and issued shares of San Sebastian Gold Mines, Inc. ("Sanseb"), a Nevada corporation. The balance of Sanseb's shares are held by approximately 200 unrelated shareholders. From 1969 forward, Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire and refurbish the SCMP. On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture" or "Comseb") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits commensurately with Commerce's substantial investment. The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture. Under this agreement 90% of the net pre-tax profits of the Joint Venture will be distributed to Commerce and 10% to Sanseb, and because Commerce owns 82 1/2% of the authorized and issued shares of Sanseb, Commerce in effect has over 98% interest in the activities of the Joint Venture.

The Joint Venture leases the SSGM from a 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvador corporation. Although Misanse owns the real estate comprising the site of the SSGM, the lease agreement grants Comseb the right to all gold produced in exchange for a 5% royalty over a term of 25 years beginning on the first day gold is produced, which Comseb may, at its option, extend for an additional 25 years. Because Commerce owns 52% of Misanse, Comseb in effect pays a royalty amounting to less than 2 1/2% of its gold production to parties other than its own shareholders.

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. Under the Joint Venture Agreement,
Commerce is authorized to sign agreements on behalf of the Joint
Venture.

As of March 31, 1996, the total investment in the El Salvador mining projects by Commerce, three of Commerce's wholly-owned subsidiaries, Sanseb, and the Joint Venture amounted to $36,318,848. The profitability and viability of the Joint Venture is dependent upon, not only the price of gold in the world market (which can be unstable), but also upon the political stability of El Salvador and the availability of adequate funding for either the SCMP operation or the SSGM open-pit, heap-leaching operation or for the four other exploration projects.


The Mining Properties

The Company, through the Comseb Joint Venture, is currently engaged in the mining activities at five separate sites in the country of El Salvador. From its first involvement with Sanseb in 1968 and until 1993, all of the Company's exploration and development of its mining activities took place at one site, the San Sebastian Gold Mine. On February 23, 1993, the Company acquired the San Cristobal Mill and Plant, which is located approximately 13 miles from the SSGM. Subsequently the Company acquired certain exploration rights to sites known as the Modesto (August, 1993), the San Felipe-El Potosi (in September 1993), the Hormiguero (in September, 1993) and the Montemayor (in March, 1995). The Company maintains a business office in San Miguel, El Salvador, and employs over 300 professionals and skilled, semi-skilled, mill personnel and miners at the sites of its operations.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                         Contained
                                       Tons      Grade     Ounces
1.  San Sebastian Gold Mine
    (a)  Tailings                     250,000    0.080     20,000
    (b)  Dumps waste (average grade)  960,000    0.130    124,800
    (c)  Stope fill (estimated)     1,000,000    0.340    340,000
    (d)  Open pit--virgin ore      13,400,000    0.087  1,165,800
                                   ----------           ---------
                                   15,610,000           1,650,600

2.  San Felipe-El Potosi
    (a)  Tailings                     185,000    0.060     11,100

3.  Modesto Mine
    (a)  Virgin ore (proven and
         probable)                     80,000    0.235     18,800
                                   ----------           ---------
                           Total:  15,875,000           1,680,500

In management's opinion, the Company's ongoing exploration and development at the five sites will substantially increase the Company's proven ore reserves.

The San Sebastian Gold Mine

The SSGM is situated on a mountainous tract of land consisting of approximately 1,470 acres of explored and unexplored mining prospects. The SSGM is located approximately three miles off of the Pan American Highway, northwest of the City of Santa Rosa de Lima, El Salvador. The tract is typical of the numerous volcanic mountains of the coast range of southeastern El Salvador. The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

The tailings, dump material, and stope fill at the SSGM, are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations. The stope fill was primarily used to fill the voids in the underground workings of the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is in the open pit and readily available for processing; it also includes the undeveloped underground gold ore.

Virgin gold ore at the SSGM represents the majority of the material (13.4 million tons) included in the Company's reserves. The Company plans to use open-pit mining and truck the gold ore to one or more heap-leaching pads developed on site at the SSGM site. The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of gold ore than can be processed at the SCMP or through the type of tunnelling operations used by the Company in the past. The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM. The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

To date, production has focused on the tailings. There are approximately 250,000 tons of tailings available for processing, and these tailings have shown a consistent assay average grade of at least 0.10 ounces of gold per ton. In an article published by Mining & Scientific Press, dated September 8, 1917, entitled "Geology of the San Sebastian Mine, El Salvador," it was observed:
"The tailings from the mill contain approximately 0.10 oz. gold regardless of the value of the heading assay. Gold telluride has occasionally been found, but even when the ore is roasted prior to cyaniding, the tailings still contain about 0.10 oz. gold." The first year's production has shown a lack of grade consistency, therefore, the grade is unbalanced and greatly varies.

The 960,000 tons of dump material present at the SSGM site has
grades ranging from 0.082 to 0.178 ounces of gold per ton.   An
analysis of the stope fill was made by the Company's consulting geologist who has confirmed that about 7% of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of better grading material.

There is good access to the SSGM. The City of Santa Rosa de Lima (3 miles from the SSGM) is a substantial trading center. The SSGM is approximately 30 miles from San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the City of La Union which has port and railroad facilities. Several major commercial airlines provide daily flights to San Salvador. An airline commuter service provides daily scheduled flights to the cities of Santa Rosa de Lima, San Miguel, and La Union.

The Company (through the Comseb Joint Venture) leases the SSGM from Mineral San Sebastian, S. A. ("Misanse"), an El Salvadoran corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance of the shares are owned by about 100 El Salvador, Central American and United States' citizens. (Reference is made to Note 6 of the financial statements for related party interests.)

Misanse Mining Lease

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was executed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims that may already have or could be claimed in the future within the 1,470 acre plat of land encompassing the SSGM. The lease was further amended to run concurrently with the concession described herein and may be extended for one or more equal periods by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent to equal 5% of the gross gold production revenues obtained from the leased SSGM and further commits itself to maintain production taking into consideration market, political, and other conditions. In no case will the rent be less than 1,800 colones per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ its former mining employees and Misanse shareholders.

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be cancelled by the Joint Venture on thirty day's notice to Misanse and thereafter all legal obligations thereunder shall cease.

In the event that new extended bodies of ore are discovered, Misanse may be required to make proper claim for them through the Ministry of Economy of El Salvador's Department of Energy, Mines and Hydrocarbons, and include such claims in the present lease. Such addition to the lease is required to be made without additional rental payment, except that the expenses for procuring the concession shall be borne by the Joint Venture.

Misanse Concession Agreement

On July 23, 1987, in an official ceremony in the City of Santa Rosa de Lima, El Salvador, President Jose Napoleon Duarte of the Republic of El Salvador, presented the "concession" which is the official decree granting rights to extract gold ore from the SSGM. In order to obtain the mining concession from the Government of El Salvador, on December 22, 1986, the Company and Sanseb entered into an agreement (incorporated by reference to Exhibit I of the Company's S.E.C. Form 10-K filed for the period ended March 31, 1988) with Misanse as follows:

Under the terms of the concession and agreement referred to in the concession, the Joint Venture has agreed to the following:

(a) The Joint Venture will pay to approximately 270 former El Salvador employees pursuant to a settlement agreement dated June, 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,208 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment; a sum of 205,214 colones has been paid which reduces the total amount due as of March 31, 1996, to 294,786 colones or U.S. $33,728.

(b) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services.

(c) From the SSGM profits earned, 5% of the gross wages paid to the full-time employees shall be paid into a newly created pension fund for the benefit of the employees.

(d) From the SSGM profits earned, a sum of 500,000 colones annually (equivalent to $57,208 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture.

(e) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of 5% of its pre-tax profits, but, in any event, not less than a minimum amount equal to 5% of 8% of the total assets.

(f) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvador currency into United States' currency for the payment of its loans, interest, and any other obligations, including the payment of dividends. Presently, there are no restrictions in converting the El Salvador colones into United States' currency. The Company, as a foreign investor, may hold dollar accounts in El Salvador banks and may use these accounts to obtain local financing.

(g)  On November 30, 1987, the El Salvador Minister of Foreign
     Commerce issued a project approval for the gold mining operation which was ratified on April 15, 1988.

(h) In consideration for the obligations agreed to by the Joint Venture, the Government of El Salvador agreed to exempt the Joint Venture from the payment of all import duty, fiscal or municipal taxes whatsoever. The El Salvador Department of Customs refused to recognize this exemption. On November 15, 1993, the Joint Venture's attorneys filed a declaratory proceeding with the El Salvador Constitutional Supreme Court ("Court") informing the Court that the Joint Venture's rights were being violated and that the Court should restrain the Department of Customs from attempting to collect any duty.

On May 18, 1994, the El Salvador Constitutional Supreme Court of Justice declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's Joint Venture's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment bond in an amount of the Custom's duty until a final decision is made.
It is charging the Company the 10% added value tax (as of July 1995, 13%) which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture plans to export all of its gold.

Misanse Mineral Concession-Government of El Salvador

On January 27, 1987, the Government granted a right to the SSGM mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Joint Venture.

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvador law, the Joint Venture has the right to export said minerals for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM.

The concession, or the right to mine gold, is subject to cancellation by the Government of El Salvador if there is an abandonment of the property such as if there is no demonstration that the concession holder intends to carry out exploration, exploitation, or development of the property in good faith during a six-month period after the concession is granted or if the work of exploration, exploitation or development is suspended for six months or if the exploration, exploitation or development is reduced to an extent that the effort used cannot be regarded as being reasonable in relation to the importance and resources of the mining property.

In the event of public disaster or disturbance of the public order, all mines in the given locality shall be regarded as being in exploration, exploitation or development without the necessity of any special formality. Such event did occur when, on November 11, 1989, the guerrillas attempted to seize the Country of El Salvador. On January 16, 1992, a peace accord and cease-fire agreement was entered into by the Government of El Salvador and its opposition. The transition from war to peace was effected without any serious occurrences and final peace was declared on December 15, 1992, with a three-year period to comply with the terms of the peace pact.

The work of a concession may be suspended by permission of a competent authority for a reasonable period not to exceed one year. An exception would be in case of acts of God or force majeure in which case the period may be extended successively as long as such reasons exist.

A concession may be fortified for lack of security measure, or if its condition would endanger the lives of workers, or for failure to comply with provisions of the Mining Code or other provisions enacted with respect to any aspect of exploitation in the mining industry, unless corrected within a reasonable period.

The Complimentary Mining Law states that, in addition to the cases mentioned in the El Salvador Mining Code, abandonment of the mine will be presumed if after a significant reduction or exhaustion of the veins, beds, or other formation in exploitation, three months is allowed to pass without adequate efforts either to exploit other deposits existing in the concession or to discover new deposits suitable for exploitation.

By Article 22 of the El Salvador Mining Code, a concession may be granted for an unlimited time, as long as the concession holder complies with the conditions imposed by law. The Joint Venture's concession is for a period of twenty-five years, beginning on the first day of production, and with a right to extend it for an additional twenty-five years.

In addition, the El Salvador Constitution contains certain provisions which, although not referring specifically to mining, are applicable thereto. Article 138, for example, prohibits confiscation of property as a penalty or for any other reasons, but, in the event that any authority violates this prohibition, the confiscated property is imprescriptible.

During February 1996, and effective 120 days thereafter, the Government of El Salvador adopted a revised mining law. This law grants longer exploration and exploitation terms. It also contains a provision that three percent of the gold receipts will be paid to the Government of El Salvador and an additional one percent is to be paid to the municipality where the mine is located. There are other provisions that the Company is reviewing to obtain a clear status of the mining law.

Proposed Mining, Mill, Heap-Leaching and Exploration Operations

San Cristobal Mill and Plant ("SCMP") Recovery and Processing
Systems

On February 23, 1993, the Company, on behalf of the Joint Venture acquired SCMP, a precious metals' cyanide leaching mill and plant rated with a capacity of processing 200 tons per day which utilized the following unit operations: crushing, grinding, thickening, agitated leaching, counter current decantation of leach solution, recovery of precious metals by zinc precipitation (Merrill-Crowe), and direct smelting of precipitates to produce precious metals as dore and tailings' disposal.

The Company's engineers recommended that this processing system be retrofitted and converted to process the SSGM tailings by a cyanidation carbon-in-leach (CIL) system to recover the residual cyanide soluble precious metals. The retrofitting has been completed and the first pouring of gold on a test basis took place on March 31, 1995. The SCMP is being operated on a "start-up and build-up" to a gradual full capacity system during this trial and modification period.

Although the Joint Venture owns the mill, plant and related equipment, it does not own the land and certain buildings. Since February 23, 1993, the Joint Venture attempted to either lease or purchase this real estate from an Agency of the El Salvador Government, Corporacion Salvadorena de Inversiones ("Corsain"). On November 12, 1993, the Joint Venture entered into an agreement with Corsain to lease approximately 166 acres of land and the buildings for a period of ten years. The annual rental charge is U.S. $11,500 payable in advance and subject to annual increases based on the United States' percentage rate of inflation. Also as agreed, an $11,500 security deposit was required and this deposit is subject to an annual increase based on the U.S. inflation rate. The premises are strategically located to process gold ore from three of the four other mining prospects that are in the exploration stage.

SCMP Project Operating Plan

Production Schedule

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, and delivery of tailings' reclaim and expansive mill equipment modification, has taken place during the last year. Initial production is from the SSGM tailings. After that tailings' resource is exhausted, tailings will come from the San Felipe-El Potosi Mine (Potosi), or in the event that crushing and grinding equipment is acquired, then the Joint Venture plans to process the higher grade ore from the SSGM.

The Joint Venture dedicated extraordinary efforts to attain its production goals, but there were delays in establishing the SCMP in a mode to accomplish its expectations. Substantial modifications had to take place and a completely new force of labor had to be seasoned to operate the SCMP. An unusual rainy aftermath of the hurricane season caused hauling problems and many metallurgical differences were encountered due to the unbalance of the tailings' grade and consistency; in the handling of the tailings, coarse material separation was encountered creating difficulties in achieving its production goal. Other related factors delayed the Joint Venture from realizing its goals. Nevertheless, the operations, if recorded on a profit or loss basis, would have reflected a nominal profit. It is expected that the ongoing technical changes should activate the increase of the profits to meet the projections.

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access through the underground workings from the main ore body. This gold ore will have to be crushed and pulverized which increases the cost, but then the yield is expected to be at a 92% recovery. The income from the higher recovery of gold ore will be substantially more than the greater cost involved, providing that the world gold market price does not decline below $200 an ounce.

SCMP Continued Operating Plans

Tailings from SSGM and/or Potosi are reclaimed utilizing a rubber-tired wheel loader and loaded into 20-25 ton trucks for transport to the SCMP. Trucks then haul the tailings approximately 15 miles from the SSGM or approximately 30 miles from Potosi to the SCMP. Mine employees are responsible for tailings' reclaim activities including determination of areas to be reclaimed, truck and loader operating and maintenance, and head sampling and sample analysis.

The tailings are received at the SCMP where they are weighed, logged, and sampled. Weighing is performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The tailings are then unloaded at the SCMP site and stockpiled. An area was developed to allow stockpiling of more than 15,000 tons on the SCMP site.

SSGM tailings are transferred from the stockpile to a feed bin utilizing a rubber-tired wheel loader. The feed bin has a capacity of approximately 10 cubic yards (13.5 tons). Feed is fed at a controlled rate onto a conveyor, which transfers the feed to the next part of the process. The conveyor includes a belt scale (weightometer) for instantaneous determination of feed rate and totalizing of tonnage fed to the process.

The conveyor discharges into a chute which transports the material into the ball mill which serves as a repulper. Water is added to the solids in the ball mill to a pulp density of approximately 40% to 50% solids by weight, and lime is added to raise the alkalinity of the pulp to approximately PH 10.5. The repulp tank includes a mixing agitator for suspension and conditioning of the slurry. The slurry is transferred from the repulp tank to the leaching process utilizing a slurry transfer pump.

Slurry transferred from the repulp tank is directed to a 20 mesh static sieve bend screen to remove any oversize or trash material. The slurry then enters the first of six agitated leach tanks utilized for cyanide leaching of the pulp. This provides for approximately 24 hours leach retention time. A seventh tank is maintained in operable condition as a standby unit. Liquid cyanide is added to the first leach tank to dissolve the gold.

Precious metals recovery is accomplished by utilizing carbon-in-leach (CIL) methods where activated carbon is utilized to adsorb the gold from the solution. Each leach tank is equipped with an air lift pump for inter-stage advancement of carbon, and an air swept stationary screen for retention of carbon and downstream gravity transfer of pulp. A 20 mesh carbon safety screen is attached to the end of the leaching circuit. An air blower provides air for operation of the air lifts and air sweep on the screens. Pulp loaded with precious metals in the carbon from the CIL process is passed over a carbon recovery screen where the carbon is retained and washed, and the pulp is directed back to the CIL process. The carbon is moved counter-current to the pulp flow in order that the highest possible gold loadings are obtained and highly active fresh carbon is maintained in the last leach tanks.

Liquid ferrous sulfate is added to the tailings to destroy any residual cyanide. Tailings from the CIL process are directed to the tailings' impoundment area using a slurry transfer pump. Tailings are stored in a tailings' impoundment area with tailings' water reclaimed as required.

Loaded (gold containing) carbon is transferred from the carbon recovery screen to the strip and acid wash circuits. The carbon is stripped utilizing atmospheric Zadra desorption methods, with the resulting pregnant strip solution reporting to electrowinning, where gold containing sludge is formed, which is pyrometallurgically refined on-site to dore metal. The carbon is acid washed to remove detrimental impurities prior to being transferred back to the CIL circuit.

Reagents (cyanide, lime) are made up in separate agitated mix tanks. The cyanide mix tank holds up to three days worth of 20% cyanide by weight solution. The lime mix tank holds up to one eight-hour shifts worth of 20% lime by weight slurry. The lime is pumped to the repulp tank and CIL process as required for alkalinity control. The cyanide is pumped to the CIL process and carbon strip circuit as required.

Process water is provided from mine sources and stored in a 40' thickener. Process water is pumped from the thickener to various locations throughout the process. If water treatment is required it is done by utilizing the thickener as a mixing/precipitation device.

Electricity is supplied by local public utilities. In the event power is discontinued for any reason whatsoever, an emergency generator to produce power is on site to maintain and take over the process system.

SCMP Personnel

The SCMP employees, during this past year's start-up testing period (including its own trained security personnel) totals about 144 persons. The SCMP is operated 24 hours per day, seven days per week and 52 weeks per year.

SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into operations. It now intends to obtain a sum of $6 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $7 million or more is estimated to be required for the crushing system and mining equipment if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year, and all funds for this expansion should be available through a combination of earned profits, borrowing, or other sources. The independent feasibility study and the Company's Project Summary report comfortably support this program as the estimated projected production costs are substantially lower than a current $390 per ounce market price of gold. The total volume of proven gold ore reserves from the open-pit area amount to 13.4 million tons with an average grade of 0.087 ounces of gold per ton. With the anticipated production volume, there is at least an eight-year supply of gold ore. More gold ore would be developed during this period of time as it is believed that a substantial amount of gold ore can be proven.

The leach pad site consisting of approximately 3.7 acres on the SSGM property was chosen because of the relatively even grade level, the access to water supply, electric power, roads, telephone service, and because of its close proximity to the open-pit area.

Gold ore will be crushed to produce stones of a size which will maximize gold recovery. If required, lime and cement will be added "agglomerated" to such gold bearing material that will require this process to assist the heap-leaching operation, in accordance with metallurgical recommendations.

This leach pad will be constructed with a plastic liner sandwiched between layers of gravel to protect its integrity. On top, the liner will be protected with a six-foot layer of one-inch gravel comprised of gold-bearing material. Material to be processed and agglomerated if necessary will, in stages, be heaped an additional 20 feet on top of this protective layer, and then removed at the end of the leaching cycle.

Basically, this process involves the placement of material containing gold onto a "pad" which is impermeable to liquids, sprinkling the "heap" with a water-based chemical solution which will dissolve the gold as it percolates through the material, collecting the solution at the bottom of the heap as it runs off the pad, and then recovering the gold from the solution. The chemical solution is actually recycled through the heap many times before it is processed, in order to maximize the recovery of gold and to recycle the chemicals.

Gold laden cyanide solution will be collected at the base of the pad and then will be filtered through a series of carbon adsorption columns (a series of open-topped tanks) where the gold will be drawn out of the solution and into beds of granular activated carbon. Next, the carbon from the columns will be washed with acid to strip the gold from the carbon into a more concentrated solution. Lastly, gold will be removed from this acid solution by electrolysis (the same process used in gold-plating) first by collecting the gold on steel wool type cathodes, and then by electrolytically transferring the gold to a charged metal plate in another acid solution. After their use in processing a batch of gold, the cyanide and acid solutions, as well as the carbon, will be replenished and recycled
to process the next batch.   This procedure is similar to the
existing SCMP process.

Exploration Projects

The Joint Venture is performing the following El Salvador exploration programs:

   (1) At the SSGM site which is located approximately two and one-half miles northwest of the City of Santa Rosa de Lima, Department of La Union, El Salvador.

   (2) At the San Felipe-El Potosi Mine and its extension, the El Capulin Mine, which are located near the City of Potosi, Department of San Miguel, El Salvador (approximately 18 miles northwest of the City of San Miguel).

   (3) At the Hormiguero Mine which is located about five miles southeast of the SCMP near the City of Comacaron in the Departments of San Miguel and Morazan, El Salvador.

   (4)  At the Modesto Mine which is located near the City of El
        Paisnal about 19 miles from the Capital City in the Department of San Salvador, El Salvador.

   (5) At the Montemayor Mine which is located about 14 miles northeast of SCMP, about six miles northwest of SSGM, and two and one-half miles east of the City of San Francisco
        Gotera in the Department of Morazan.

All of the above mines were formerly in production and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig to explore in depth, the above described potential targets. All of the properties have promising geologic surroundings and alternations, and all have been mined and produced gold in the past.

Also, the Joint Venture has its own SSGM on-site laboratory with full-time, trained personnel working three shifts to fire assay the gold ore samples. It also has two full-time surveying crews consisting of ten persons. (Reference is made to Item 2.
Properties for additional detailed information.)

Gold Prices, Sales, Marketing and Competition

Since the Joint Venture is in operation and producing gold on a limited basis, its revenues, profitability and cash flow will be greatly influenced by the price of gold. The gold price is unpredictable, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, and production costs in major gold-producing regions. The supply and demand for gold also affects the price. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such metal. There are many refiners and smelters available to process these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by Handy & Harman's refinery located in the United States.

The Joint Venture will not be a major gold producer of gold based on the size of existing gold mining companies. The Company believes no single gold-producing Company has a large impact to offset either the price or supply of gold in the world market. There are many companies in the world producing gold. Many of these companies have substantially greater technical and financial resources than the Company. The Company believes that the expertise of the Joint Venture's experienced employees, its low overhead and its projected low cost of production will allow it to compete effectively and to produce reasonable profits.

Environmental Matters

The exploration, development and production processes conducted by the Joint Venture in the Republic of El Salvador presently are not subject to any categorical regulations regarding environmental protection.

The Joint Venture believes that it is in its best interest to use similar environmental standards as are enforced in the United States regarding safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, waste material, odor, noise, dust and other reasonable environmental protection practices.

Political Environment in El Salvador

The following information is an excerpt from a report entitled, "U.S. Embassy--San Salvador Country Commercial Guide for the fiscal year 1995":

"El Salvador's successful two-year peace process recently came to culmination with peaceful presidential, legislative, and municipal elections, in which the political party of the ex-guerrillas, the FMLN, participated. Though losing the presidential election, the FMLN and a coalition of other left of center parties won 22 seats in the 84-seat Legislative Assembly, becoming the second major political force in the country. The [1994] presidential election was won by Armando Calderon Sol, the candidate of the right-of-center Arena party, which won 39 seats in the Assembly. Arena moderated its right-wing policies during the administration of outgoing President Alfredo Cristiani, ending the 12-year civil war as well as greatly liberalizing the economy and reducing corruption.

"El Salvador has an excellent relationship with the United States, solidified by 12 years of close cooperation during the Salvadoran civil war. Leaders of the FMLN have established close relations with the U.S. government, seeing it as an honest broker during the peace process. The vast majority of Salvadoran people also view the U.S. in a favorable light, a sentiment augmented by the fact that almost a million Salvadorans live in the U.S.

"El Salvador has a Presidential political system, with a unicameral Legislative Assembly and an independent judiciary dominated by the Supreme Court. Elections for President are held every five years; for the Assembly and municipalities, every three years. They were concurrent in 1994. Arena is the strongest political party in the country, currently controlling the executive, a working majority in the assembly (with the help of a smaller party), and the vast majority of municipalities. The FMLN controls the second largest number of seats in the Assembly and came in second in the first round of the Presidential election. The center-left Christian Democratic Party (PDC) has seen its support slowly erode since controlling the Presidency and Assembly in the mid-1980s. It still controls, however, eighteen seats in the new Assembly. There are several other small, insignificant parties."

Economy Status

The following selected information on El Salvador was obtained from excerpts of the "Central Intelligence Agency World Fact Book":

"Overview: The agricultural sector accounts for 24% of GDP, employs about 40% of the labor force, and contributes about 66% to total exports. Coffee is the major commercial crop, accounting for 45% of export earnings. The manufacturing sector, based largely on food and beverage processing, accounts for 19% of GDP and 15% of employment. In 1992-94 the government made substantial progress toward privatization and deregulation of the economy. Growth in national output in 1991-94 nearly averaged 5%, exceeding growth in population for the first time since 1987; and inflation in 1994 of 10% was down from 19% in 1993. National product:

"National product:  GDP - purchasing power parity - $9.8 billion
(1994 est.)

"National product real growth rate:  5% (1994 est.)

"National product per capita:  $1,710 (1994 est.)

"Inflation rate (consumer prices):  10% (1994 est.)

"Unemployment rate:  6.7% (1993)

"Budget:
"revenues: $846 million "expenditures: $890 million, including capital expenditures of $NA (1992 est.)

"Exports:  $823 million (f.o.b., 1994 est.)
"commodities:  coffee, sugarcane, shrimp
"partners:  US, Guatemala, Costa Rica, Germany

"Imports:  $2.1 billion (c.i.f., 1994 est.)
"commodities:  raw materials, consumer goods, capital goods
"partners: US, Guatemala, Mexico, Venezuela, Germany

"External debt:  $2.6 billion (December 1992)

"Industrial production:  growth rate 7.6% (1993)

" . . .

"Industries: food processing, beverages, petroleum, nonmetallic products, tobacco, chemicals, textiles, furniture

"Agriculture:  accounts for 24% of GDP and 40% of labor force
(including fishing and forestry); coffee most important commercial crop; other products - sugarcane, corn, rice, beans, oilseeds, beef, dairy products, shrimp; not self-sufficient in food

" . . .

"Economic aid:
"recipient: US commitments, including Ex-Im (FY70-90), $2.95 billion (plus $250 million for 1992-96); Western (non-US) countries, ODA and OOF bilateral commitments (1970-89), $525 million

"Currency:  1 Salvadoran colon (C) = 100 centavos

"Exchange rates:  Salvadoran colones (C) per US$1 - 8.760 (January
1995), 8.750 (1994), 8.670 (1993), 8.4500 (1992), 8.080 (1991),
8.0300 (1990)

"Fiscal year:  calendar year"

Investment Climate in El Salvador

The following information is reproduced from a report prepared by the U.S. Embassy named, "U.S. Embassy - San Salvador Country
Commercial Guide FY 1996":

"- Openness to Foreign Investment

"The Salvadoran Government is committed to attracting foreign investment. Companies from the United States, Canada, Germany, Korea, Taiwan, and Mexico have made investments here with favorable results. The primary legislation governing foreign investment in El Salvador is the 1990 Export Reactivation Law; and the 1988 Foreign Investment Promotion and Guarantee law.

"The 1988 Foreign Investment and Promotion Law is a comprehensive statute. To investors who register with the Ministry of Economy this law provides:

"-Unrestricted remittance of net profits for investors in industrial activities.

"-Remittance of net profits up to fifty percent of the registered foreign capital per year for investors in commercial and service activities. In practice, however, there is free convertibility of capital.

"-Unrestricted remittance of funds obtained from the liquidation of a business in proportion to the foreign funds invested.

"-Unrestricted remittance of royalties and fees for use of foreign patents, trademarks, technical assistance and other similar services.

"-Foreign investors may hold dollar accounts in El Salvador and may use these accounts to obtain local financing.

"...

"Under the Export Reactivation Law of 1990, firms not located in free zones and exporting less than one hundred percent of their production may apply for tax rebates of six percent of the FOB value of these exports. However, the paperwork to obtain this rebate is cumbersome.

"In 1994 the government announced that it was setting up a one-stop office for foreign investment in the Ministry of Economy, where investors now register their investments. To date, no concrete steps have been taken towards this end. The registration process is supposed to be non-discriminatory and is not considered an impediment to investment.

"It is not necessary to have a local partner in El Salvador. Some maquila operations are completely foreign-owned. Three multinational oil companies operate in El Salvador, and two of these companies share a small refinery. Two U.S. banks have offices in El Salvador. The banking law has been modified to encourage other foreign banks to enter the country. Although foreign investment in newly-privatized banks is limited, there are no restrictions on ownership of new banks.

"Conversion and Transfer Policies

"El Salvador has a freely convertible currency that trades at approximately 8.75 colones per dollar. This currency is buoyed by family remittances of nearly one billion dollars per year from Salvadorans who reside outside the nation. The nation's banks and many foreign exchange houses actively trade dollars and colons. Foreign businesses freely remit profits, repatriate capital, and bring in capital for additional investments. Banks publish their exchange rates daily in local newspapers.

"Expropriation and Compensation

"The last case of expropriation began in 1986, when the government nationalized the assets of CAESS, San Salvador's electric distribution company. Six years later, shareholders received the first payment of ten million dollars. In March 1993, the government concluded payments of cash and bonds and the case was settled to the satisfaction of all parties.

"In 1960 the United States and Salvadoran governments signed an investment guarantee treaty, which guaranteed U.S. investors against losses that could arise from currency inconvertibility or expropriation. As of July 1995, the US and El Salvador have nearly completed negotiating a bilateral investment treaty (BIT) that would encompass all aspects of investment. It has not been signed for technical reasons.

" . . .

"Political Violence (as it may affect investments)

"El Salvador continues its transition to a peacetime society after 12 years of civil conflict. There have been few confirmed acts of political violence since the elections in mid-1994. Although general crime levels are high and are of concern to the business community, we are not aware of political violence specifically aimed at foreign investors, their businesses or their property.

"Performance Requirements

"El Salvador's investment legislation does not require investors to export specific amounts, transfer technology, incorporate set levels of local content, or fulfill other performance criteria.

"Right to Private Ownership and Establishment

"Foreign citizens and private companies can freely establish businesses in El Salvador. However, foreigners are prohibited from operating small businesses with start-up capital of less than the equivalent of USD 25,000 dollars. This is not seen as an impediment to foreign investment, and does not seem to be strictly enforced. There are several sectors shielded from foreign and local private investment or competition. The national telephone company (ANTEL), the water and sewer company (ANDA), and the electric company (CEL) are owned by the state, but their monopolies are slowly being dismantled. For example, private power generation is now allowed (although for practical purposes, it must be sold to CEL for distribution), and a U.S. company has formed a partnership with ANTEL to operate the country's cellular phone system. Artesanal fishing within 12 miles of the coast is limited to citizens of El Salvador. Commercial fishing between 12 to 200 miles from the coast can be undertaken by Salvadoran citizens, foreigners legally residing in El Salvador, or joint ventures legally registered with the government. Commercial fishing licenses must be obtained from CENDEPESCA, a government entity. Foreigners may engage in sport fishing without restriction in any of El Salvador's coastal waters.

" . . .

"Regulatory System (laws and procedures as they pertain to investment)

"The laws and policies of El Salvador are relatively transparent and generally foster competition. Bureaucratic procedures, although cumbersome, have improved in recent years and are relatively streamline for foreign investors. Sectors that are still regulated or owned by the state, such as electricity, water and telecommunications, are slowly moving towards privatization or de-regulation that will allow for investment and competition. The superintendent of Banks supervises the banking system, but interest rates are determined by market forces. Banking-law reforms have attracted two new foreign banks to the country in the last year, and several new financial institutions have been established by Salvadoran investors. Gasoline prices are `controlled' by the government, but are actually based on an average of U.S. Gulf Coast refinery prices.

"Bilateral Investment Treaties

"The United States and El Salvador signed an investment guarantee treaty in 1960 designed to protect U.S. investors against expropriation or currency inconvertibility. The United States and El Salvador also have a framework agreement for a Trade and Investment Council (TIC). An all-encompassing bilateral investment treaty which would address issues such as [as] national treatment for foreign investors, transfers, expropriation, investment disputes, tax policies, etc., is being negotiated, but has not been signed for technical reasons. The US and Salvadoran government are working towards but have not yet reached agreement on a Tax Information Exchange Agreement.

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look to promote coinvestment. Mexico's economic difficulties have led to the deferral of planned negotiations on a free trade agreement. El Salvador is a member of the World Trade Organization.

"OPIC

"The Overseas Investment Corporation (OPIC) has a bilateral agreement with El Salvador. OPIC has approved insurance coverage for the expansion of a U.S. bank in El Salvador, and is considering several other projects. OPIC insures currency inconvertibility, expropriation and civil strife, as well as corporate financing. El Salvador is a member of the Multilateral Investment Guarantee Agency
(MIGA).

"Labor

"Of El Salvador's labor force of approximately 1.5 million workers, 34 percent work in the agricultural sector. This is followed by services (21 percent), commerce (18 percent) and manufacturing (15 percent). The minimum wage in the industrial and commerce sectors is 1050 colons roughly 120 dollars a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"According to a Planning Ministry survey of 5,000 urban and rural families, unemployment in 1994 was 7.7 percent. Visible underemployment could add three to seven percent to that figure. However, some construction contractors cannot find sufficient skilled workers, due to the amount of projects now underway in El Salvador. According to the above survey, 150,000 more people are employed in 1994 than 1993. The statistics from this survey are not considered precise, but do indicate trends.

"Salvadoran labor is perceived as hard working and trainable. The general educational level is low, which may inhibit the development of industries needing skilled, educated labor. In addition, there is a lack of middle management-level talent, which often results in foreigners being brought in to perform such tasks.

"The Constitution of December 1983 guarantees the right of employees to organize into associations and unions. Employers are free to hire union or non-union labor. Closed shops are illegal.

". . .

"Capital Outflow Policy

"There are no restrictions on capital outflow for Salvadorans, nor are there any specific incentives to invest capital outside El Salvador. Regarding investment outflow, Salvadoran investors have interests in hotels, real estate and industry in Mexico, Guatemala, Honduras, Costa Rica, Panama and the U.S. Accurate statistics about the size of these investments are not available.

"Major Foreign Investors

"Coastal Technologies - owner/operators of the Nejapa power-generating plant. Estimated value over USD 140 million dollars.

"Kimberley Clark de C.A. - owns a paper products factory.

"Texaco Caribbean - fuel storage and lubricant blending plant in Acajutla, and service station/grocery markets throughout the country.

"Esso Standard Oil - together with Shell, owns and operates a small oil refinery in Acajutla. Also own service station/grocery marts throughout the country.

"Shell El Salvador - shares an oil refinery with Esso, and owns service station/grocery marts throughout the country.

"Bayer de El Salvador - owns a modern pharmaceutical processing plant.

"Sara Lee Knit Products - owns a clothing assembly plant in the El Pedregal free trade zone.

"Xerox de El Salvador - sells and services office equipment and computers.

"Western Petroleum - produces and exports alcohol to the U.S.

"British American Tobacco - manufactures cigarettes."

Efforts to Obtain Capital

Substantial consideration, time and effort continue to be given to secure investment capital through various financial arrangements for the operation of the SCMP, the SSGM, and the other exploration projects. The Company, Sanseb, and the Joint Venture have considered the past political situation in El Salvador to have been unstable and a great deterrent to the investment community. The stigma of the past political unrest still continues as a barrier to investors.

The Company has been successful in obtaining investment funds that were required to retrofit and operate its SCMP, conduct its various exploration and drilling program, and for its current needs. It believes that it will be able to obtain the funds it will require to conduct its business affairs until the Joint Venture begins earning profits and has adequate cash flow. An investment of approximately U.S. $13 million will be needed for its contemplated SSGM open-pit, heap-leaching operation. It is estimated that an additional $2 million would be required to expand the SCMP facilities and $10 million is needed for a drilling program on the five exploration projects. Plans for obtaining these funds are in process.

Land Acquisition and Development

During the past years, the Company has substantially reduced its activities in the business of land acquisition and real estate development which was conducted principally through its two wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE"), a Colorado Corporation, and Universal Developers, Inc. ("UDI"), a Wisconsin Corporation.

SLE had been the developer of a large tract of land for recreation, retirement and other individual purposes consisting of approximately 7,000 acres of land which was subdivided in the San Luis North Estates Subdivision located in Costilla County, Colorado, which abuts the Town of San Luis, Colorado, and which lies between the San Juan and Sangre de Cristo mountain ranges in southern Colorado.
This tract of land had been subdivided into 1,205 five-acre or larger parcels, unimproved except for gravel roads now maintained by Costilla County, drainage, survey, staking, and water rights adjudication.

As of March 31, 1996, there remained an inventory of 40 five-acre parcels of real estate which represents less than 4% of the total lots developed in this subdivision. It is the intent of the Company to sell the remaining lot inventory as a bulk sale for cash or to exchange it for other assets or to reduce its debts. This land inventory is not considered material or significant to the Company's operations.

SLE believes that it is in compliance with the requirement of the Department of Housing and Urban development ("HUD") to sell its remaining lots in the San Luis North Estates Subdivision; if necessary, it intends to maintain its registration effective with HUD in anticipation of selling its remaining lots unless it finds that it is exempt from the HUD rules and regulations.

SLE also owns twelve improved lots located in the City of Fort
Garland, Costilla County, Colorado. The assets of SLE have served as a source of collateral for funds advanced to the Company and its majority-owned subsidiaries.

The Company's wholly-owned subsidiary, Homespan, owns a 331-acre campground known as Standing Rock Campground located in Camden County, Missouri. This recreational resort includes approximately three quarters of a mile of lake frontage on the Lake of the Ozarks, 130 campsites of which 120 campsites include hook ups for electricity, water, sewer, and a pad for recreational vehicle parking. A clubhouse and also several ancillary buildings are on the premises. The Company is the operator of the campground and is leasing space to campers and others on a daily, weekly, or monthly basis.

Misanse, the Company's majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres which is located approximately two and one-half miles northwest of the City of Santa Rosa de Lima, off of the Pan American Highway, and about 108 miles southeast of the Capital City of San Salvador, El Salvador, and it is about 11 miles west from the border of the Country of Honduras. It is also about 26 miles from the City of La Union which has railroad and port facilities. An airline commuter service provides daily scheduled flights to the City of Santa Rosa de Lima.

On November 27, 1994, the Company purchased 22 acres of land on the Modesto Mine site which is located due north of the City of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador. Reference is made to "Item 2. Properties," for additional information.

Real Estate Sales

Homespan, the local real estate marketing subsidiary of the Company is presently inactive. It has no significant activity and is not material to the Company's operation. Homespan holds the title to the real estate located in Colorado and the Standing Rock Campground ("SRC"), located in the Lake of the Ozarks. SRC is operated by the Company. Assets of Homespan have also served as a source of collateral for funds loaned to the Company and its majority-owned subsidiaries.

Advertising

The Company owns 100% of the outstanding common stock of Piccadilly Advertising Agency, Inc. ("Piccadilly"), a Wisconsin Corporation. Piccadilly provides, when required, advertising services to the Company and its other subsidiaries when they are needed. It was and still may be able to obtain advertising discounts because of its agency status. Piccadilly's operations are not significant or material to the Company's operations.

Patents and License Agreements

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvador law, including a bi-lateral agreement, the Joint Venture has the right to export said minerals for five years beginning with the first day of production, without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM. (Reference is made to "Item 1. Concession Agreement")

The Joint Venture has applications pending with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights of the following mining properties located in El Salvador:
San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine. The Company and its subsidiaries hold no patents or trademarks.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than 10% of its consolidated revenues; however, since the Joint Venture is producing gold, the gold in dore form is sold at the world market price to a refinery located in the United States.

Miscellaneous

Backlog orders are not significant to either the Company's or its majority-owned subsidiaries' areas of operations, or at this time is any portion of their operations subject to renegotiation of profits or termination of contracts at the election of the United States' Government.

Neither the Company nor its majority-owned subsidiaries conduct any material research and development activities, except as indicated in this report with respect to the Joint Venture and its mining exploration and exploitation programs.

Federal, state and local provisions regulating the discharge of materials into the environment will not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries.

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 1996, 1995 and 1994, revenues have been generated from the campground business. Although Homespan owns the campground real estate, the Company is the campground operator.

Land Sales

The Company intends to sell its remaining lots in Colorado on a bulk basis.

Mining

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and other exploration opportunities located in the Republic of El
Salvador. The Joint Venture has produced gold from its SCMP operations during this start-up period.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities.

Competition

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor has control.

Employees

As of March 31, 1996, the Joint Venture employed approximately 304 full-time persons from El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it is the largest single
non-agricultural employer in the El Salvador Eastern Zone.   Also,
the Company employs approximately four persons (plus part-time help) in the United States.

Insurance

The Joint Venture has in existence insurance through an El Salvador insurance company with the following coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage can be increased accordingly.

                           Industry Segments
                           -----------------

1. Unaffiliated Sales                       Year Ended March 31,

Industry        Location             1996         1995          1994
- ------------    -------------  ----------   ----------   -----------
Mining          El Salvador    $        0   $        0   $         0
Campground      Missouri, USA      55,692       54,600        54,804
Real Estate     Colorado, USA           0        9,000             0

2. There Were No Intersegment Sales

3. Total Revenues                           Year Ended March 31,

Industry        Location              1996         1995         1994
- ------------    -------------  -----------  ----------- ------------
Mining          El Salvador    $         0  $         0 $          0
Campground      Missouri, USA       55,692       54,600       54,804
Real Estate     Colorado, USA            0        9,000            0
Other           Delaware/Wis.,
                USA              1,289,568      759,581      453,160
                               -----------  -----------  -----------
                     Total:    $ 1,345,260  $   823,181  $   507,964

4. Operating Profit (Loss)                  Year Ended March 31,

Industry        Location              1996         1995         1994
- ------------    -------------  -----------  -----------  -----------
Mining          El Salvador    $         0  $         0  $         0
Campground      Missouri, USA       (6,741)      (7,336)      (8,325)
Real Estate     Colorado, USA            0        7,676            0
Interest Income El Salvador/
                Delaware
                Wisconsin, USA     794,543      274,407       75,177
                               -----------  -----------  -----------
                     Total:    $   787,802  $   274,747  $    66,852

5. Identifiable Assets                      Year Ended March 31,

Industry        Location              1996         1995         1994
- ------------    -------------  -----------  -----------  -----------
Mining          El Salvador    $18,838,770  $15,692,668  $12,808,590
Campground      Missouri, USA    1,135,500    1,135,500    1,135,500
Real Estate     Colorado, USA       21,000       21,000       22,325
Corporate Assets                   517,845      768,305      238,148
                               -----------  -----------  -----------
                     Total:    $20,513,115  $17,617,473  $14,204,563

Item 2.  Properties

Corporate Headquarters

The Company leased approximately 3,100 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a rental charge of $2,145 on a month-to-month basis. As of December 1, 1995, the Company increased the space it rents to 4,032 square feet with a monthly rental charge of $2,789. The lessor is General Lumber & Supply Co., Inc. ("General Lumber"), a Wisconsin Corporation. The Company's President, Edward
L. Machulak  owns 55% of the common stock of General Lumber.  Edward
L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by two of Mr. Machulak's brothers, his wife, and a trust for the benefit of his children. In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property. In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the open-ended, secured, on-demand promissory note(s) due to it.

Real Estate Holdings

A description of the Company's real estate holdings are set forth in "Item 1. Land Acquisition and Development." Real estate assets have served as a source of collateral for funds loaned to the Company and its wholly and partially-owned subsidiaries.

San Sebastian Gold Mine ("SSGM")

Tailings from the SSGM are being transported to the SCMP site to produce gold. SCMP is gradually increasing its tonnage process to its full capacity of 400 tons per day. It plans to mine virgin gold ore from its open pit and to extract the stope fill from underground to produce gold on its own site. The property consists of 1,470 acres. SSGM is located approximately 2 1/2 miles northwest of the City of Santa Rosa de Lima in the Department of La Union, Republic of El Salvador, Central America.

SSGM Current Status

The Joint Venture has commenced producing gold at the SCMP site. It processed approximately 100,000 tons of the 360,000 tons of tailings during the last fiscal year. Plans are to gradually increase its daily tonnage until it is up to the full capacity of the SCMP.

The Company, through its Joint Venture is conducting the following activities: It is in the development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to begin gold production at the SSGM site. The Joint Venture's geologists have determined that SSGM has minable gold ore reserves via an open pit of approximately
13.4 million tons of gold ore which should contain approximately
1.166 million ounces of gold.   In addition, it has approximately
960,000 tons of dump material, and about one million tons of stope fill. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is actively engaged in the exploration and development of the peripheral area (including diamond drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

The Company's main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site. Dependent on the grade of ore and the tonnage processed, it anticipates producing more than 40,000 ounces of gold from its open-pit, heap-leaching operations during the first twelve full operating months and more thereafter.

SSGM Geology

The ore deposit consists of contact-fissure veins carrying gold-bearing pyrite. The veins occur at the contact between quartz-monzonite porphyry dike and surrounding eruptives which are basalt capped by trachyte. All the rocks are of recent age, probably late tertiary. The SSGM lies within a silicified and hydrothermally altered zone of acid to basic volcanoes roughly within a two-square kilometer area.

The occurrence is typical of the late stage deposition associated with instrusives in Island Arc plate tectonics dating millions of years (four to 65 million) ago. These are typically polymetallic precious metal-base deposits with high grade veining in large haloes of low grade resembling in part the Kuroko deposits in Japan. The dike is shaped like a flattened "s" and consists of a 2,800 foot long essentially vertical east-west segment, a northwest striking western section "dragged" sharply north for 800 feet and dipping 70 degrees northeast and a vertical south-east striking east.

Its geologists state that it is similar in size and physical characteristics to the large low-grade, open-pit Pueblo Viejo Mine located in the Dominican Republic.

SSGM Ore Reserves

As of March 31, 1996, the SSGM has approximately 13.4 million tons of virgin proven gold ore reserves, grading 0.087 ounces of gold per ton and containing about 1.2 million ounces of gold. Overall the stripping ratio is low, ranging from zero in the Coseguina Hill area which is highly mineralized and consists of a series of high angle vertical veins to a possible stripping ratio of 1:3 to 1:8.
It is planned to use these reserves; they will be screened, crushed and, if required, they will be agglomerated and placed on a proposed leach pad on the SSGM site. In addition, there are approximately 250,000 tons of tailings with a grade of 0.08 ounces of gold per ton and about one million tons of stope fill with a grade of 0.34 ounces per ton. (For additional information, reference is made to "Item 1. Proposed Mining, Mill, Heap-Leaching and Exploration Operations.")

Since July, 1987 through March 31, 1996, the following exploration has been performed on the SSGM site: surface channel trenching, 33,386 meters (110,173 feet/20.9 miles); test pit hole excavations, 655 vertical meters (2,162 feet/.41 miles); underground workings and adit openings, 962 meters (3,175 feet/.60 miles). Also, 42,234 assay samples were completed at the Joint Venture's laboratory located near the SSGM site. The surface samples averaged 0.026 ounces of gold per ton over an area approximately 1,000 feet in width and approximately 5,000 feet in length.

SSGM Diamond Drilling Program

The Joint Venture has completed eight diamond drill holes at the SSGM site. Five were on the San Juan Hill which ranged in depth from 106 feet to 172 feet and the grade varied (dependent on the rock encountered) from 0.01 to 0.15 ounces of gold per ton. Three drill holes were drilled in the Coseguina area from 62 feet to 255 feet. The grade of gold varied from 0.01 to 0.54 ounces of gold per ton. In some areas former adits were encountered which prevented the drilling to go to a deeper depth. It presently is working two shifts and ten to 15 persons are employed.

SSGM Proposed Mining Open-Pit, Heap-Leaching Operations at the SSGM
Site

The open-pit ore will be loaded into trucks by wheel loaders and hauled to the recovery plant area. The ore will then be placed into a vibrating screen hopper which will remove gold ore larger than 3/4 inches in size. Lime, cement and cyanide solution will be added if needed to this crushed ore. If needed, it will then be placed into an agglomerator to convert the fine material into small stable pellets saturated with cyanide solution. The material will be conveyed to the leach pad and stacked using conveyors.

The first step will be to load the first sections of the pad with the crushed ore. Belt conveyors will be used to transfer ore to a stacking conveyor to build a heap. After loading is completed, the ore cures and the top surface of the heap will be manually levelled. Leaching of the heap proceeds by distributing barren sodium cyanide leach solution to the heap with sprinklers or by drip irrigation.

The gold will be recovered via a carbon column system where the porous carbon recovers the solvent gold by adsorption. The carbon will be stripped and the solution will flow through an electrowinning cell where gold will be recovered from the strip solution by electroplating onto stainless steel wool cathodes.

Gold laden steel wool cathodes will be periodically removed from the electrowinning cells and transferred to the replating cell. In the replating cell the gold will be electrolytically stripped from the steel wool and plated onto stainless steel cathode sheets.

The gold will be recovered from the cathodes, mixed with fluxes, placed in a crucible, and heated in a furnace until melted. The gold will then be poured into molds to form dore bars.

SSGM Ownership of the Property

The San Sebastian Gold Mine real estate consisting of approximately 1,470 acres, is owned by Misanse, a Salvadoran Corporation. The
Company owns 52% of Misanse common shares that are issued and outstanding.

History and Development-SSGM

The San Sebastian Gold Mine has a long history of gold production. Unquestionably, the SSGM deposit was the jewel of the El Salvador mining industry and one of the most prolific gold mines in Central America.

Prior to 1880, the SSGM was probably known to the natives of the area and Spaniards, and may have produced gold during colonial days; however, no records of production exist. Numerous artifacts in the Santa Rosa River below the present day SSGM provide mute evidence of primitive early day mining operations.

In 1883, an American company hired Mr. Charles Butters to conduct experimental metallurgical tests on ore from the SSGM in his laboratory in New York. He determined that amalgamation and gravity concentration could not be effectively employed, but that the gold was amenable to recovery by chlorination.

From 1885-1888, the first effective exploration work at the SSGM was done by the above-mentioned American company. Mr. Butters was contracted to build a 30-ton-per-day chlorination plant at the SSGM site. This small scale operation proved unsuccessful, and the SSGM ceased production.

In 1898, the property was purchased by General Lisandro Letona.

In 1904, Mr. Butters, believing that the SSGM was a valuable property which had been grossly mismanaged, acquired the property in association with Mr. David J. Pullinger of Johannesburg, South Africa, for $100,000. Within a year of acquisition, Mr. Butters had established ore reserves of 42,560 tons with an average content of
2.75 ounces per ton. Their operations mined approximately $1,000,000 worth of gold from ore bearing gold at two and three quarter ounces or more per ton.

From 1904 to 1908, three investigations were made at the SSGM site by Mr. Butters and his staff regarding the type of beneficiation process best suited to the SSGM ores. It was determined that roasting, followed by cyanidation, and the recovery of the gold by means of combined electrolytic and zinc precipitation, was the most effective method. In later years, roasting of the ores was discontinued.

(During the period 1890-1898, Mr. Butters had been active in the development of cyanidation of gold ores at the Rand Mine in South
Africa, and recognized the process as a revolutionary metallurgical practice.)

Continuous operations at the SSGM by Butters Salvador Mines were performed from 1908 to 1917, at which time operations ceased due to exhaustion of what they believed to be all of the high grade (two ounces or more of gold per ton) ore body. Butters Salvador Mines was voluntarily liquidated in October, 1917.

Initially, mill capacity was 20 tons per day; it later increased to 40 tons, then to 100 tons, and finally, 120 tons per day. For a period of several years, mill heads averaged no less than two ounces of gold per ton. The SSGM was considered among the richest gold mines in the world. During the peak years of operation (1908-1917), more than 1,500 people were employed at the SSGM. During this interval of time, the SSGM is reported to have produced 950,000 ounces of gold.

From 1917 to 1921, small operations at the SSGM, under the direction of Mr. Butters, yielded approximately 150,000 ounces of gold.

In 1924, Mr. G. Swanquist, a former member of Mr. Butters' staff, obtained the rights to develop the SSGM, but did no work worthy of mention.

From 1933 to 1953, owing to the increase in the world price of gold from $20.67 per ounce to $35.00 per ounce, operations were renewed under the name of Butters Salvador Mines, Ltd. Initially, only the richest ore shoots were mined; later, level and shaft pillars were exploited. In 1933, the rate of milling was approximately 40 tons per day. Diminishing grade and labor problems forced closure in 1953. During the period 1933 to 1945, approximately 150,000 ounces of gold were produced, and from 1945 to 1953, 30,000 ounces of gold were produced.

In 1953, when Butters Salvador Mines, Ltd. ceased operations, members of the labor union acquired the property in lieu of a severance pay settlement. The members of the union organized Misanse, an El Salvador Corporation, and managed monthly shipments of approximately 70 tons of surface oxide ore and old fill to the nearby Mina Lola mill.

In 1964, a ten-ton-per-day flotation and cyanide plant operated intermittently on an unprofitable basis.

From 1967 to 1968, there were unprofitable small-scale high-grading operations on an intermittent basis by various local miners working under a contract system with Misanse.

The Company's investment in Sanseb dates back to 1969. Sanseb acquired its lease to mine gold from Misanse in 1968. During March of 1973, the Company acquired control of Sanseb, and since then, owns 2,002,037 (82 1/2%) of Sanseb's issued and outstanding common shares.

From 1969 to 1972, work advanced in reopening collapsed SSGM tunnels and workings, with limited mining-milling operations. A straight cyanidation plant was installed using zinc box (shavings) precipitation and operating on an intermittent basis with limited daily production.

From February of 1973 to 1978, reorganization of Sanseb under the control of the Company, with continuous and increased production from the SSGM, was commenced along with extensive plant modifications, including conversion to Merrill Crowe type (zinc dust) precipitation. The existing mill was upgraded to 100 tons per day when this plant was installed. The underground tunnels and workings were rehabilitated. While the SSGM produced significant revenue, heavy exploration and development costs strained the cash flow of the operation.

On February 6, 1978, Sanseb ordered operations at the SSGM suspended due to the unavailability of investment capital and the lack of continuity in management, both exacerbated by labor and primarily due to the political unrest, particularly in the Eastern Zone of El Salvador where the SSGM is located. On May 6, 1978, as a result of the decision to suspend operations, former employees of Sanseb claimed that Sanseb was obligated under El Salvador law for the payment of severance pay to its former employees. Sanseb's legal position was that it temporarily suspended operations due to the political instability and since it did not terminate all activities, it was not liable at that time for the severance pay. In January of 1979, a lower El Salvador Court awarded possession of the mining rights (not the real estate) to the former employees. It is believed that the Court had no right to award a concession as only the Government of El Salvador has this right and authority.

During 1979, when the embargo was in effect, Mr. Robert Villatoro contracted to operate the SSGM. From the reports provided by his employees, it is believed that he extracted more than 10,000 ounces of gold. Mr. Villatoro ceased operations during 1981 or 1982 when the guerrillas were extremely active in the eastern part of El Salvador which includes the SSGM area.

During this time a dramatic increase in the world market price of gold (a peak of over $800/oz. in 1980) as well as developments in the technology of gold extraction presented new opportunities for the Company and Sanseb at the SSGM.

In February, 1985, the Company made an on-site inspection of the mill and SSGM site, which disclosed that the buildings, offices, machine shop, laboratory, mill and equipment were completely destroyed. Also, the SSGM tunnels and workings consisting of approximately 37 miles were demolished and collapsed. The Company consulted with geologists and engineers to develop a new plan of extracting gold from the reserves developed in the Company's exploration and development program and to process gold via an open-pit, heap-leaching operation.

In June, 1985, the Company and Sanseb settled the claims of Sanseb's former employees by agreeing to compensate them for the severance pay with proceeds attained from future gold production. The El Salvador Court, on June 6, 1985, had decreed, in a non-appealable order, to the nullification of all previous acts of the previous Court's orders, and removed the embargo previously decreed. In addition, the El Salvador Court ordered the return of all of the assets, rights and everything else whatsoever previously owed to the Company, Misanse and Sanseb.

The Company had no significant activity at the SSGM site from February, 1978 through January 1987. The present status is that, since January, 1987, the Company, through the Joint Venture, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and it is active in attempting to obtain financing for the project. It is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves.

On July 27, 1987, El Salvador President Jose Napoleon Duarte, at an official ceremony in the City of Santa Rosa de Lima, personally presented the mining concession to Misanse, which simultaneously was assigned to Commerce Group Corp. and San Sebastian Gold Mines, Inc.

During October, 1989, the Joint Venture set up in the City of San Miguel, its own laboratory equipment and began performance of assays from its SSGM ore sample. It trained its personnel to use this modern laboratory which was equipped with modern technical equipment.

Since 1990 to present date, extensive channel trenching, adit openings and test pit excavations developed thousands of fire assay samples. They were assayed at the Joint Venture laboratory. This laboratory was relocated to a Company-owned site near the SSGM. Extensive dirt roads and a bridge were constructed. Electric lines to the laboratory were restored. A diamond drilling program has been initiated to determine if there are additional gold ore reserves on this site.

During this twelve-month period ended March 31, 1996, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

San Cristobal Mill and Plant ("SCMP") Recovery and Processing System

SCMP Location

SCMP is located near the City of El Divisadero, (off of the Pan
American Highway), and is approximately 13 miles east of the City of San Miguel, the second largest City in the Republic of El
Salvador, Central America.

SCMP Lease Agreement

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), a governmental agency of El Salvador, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment are located, and which is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date which also will be increased annually to correspond with the annual U.S. inflation rate.

SCMP Mill and Plant Process Description

On February 23, 1993, at an auction held by an El Salvador Court, the Company, on behalf of the Joint Venture, was the successful bidder in acquiring SCMP, a precious metals' cyanide leaching mill and plant rated with a capacity of processing 200 tons of virgin ore per day consisting of the following unit operations: crushing, grinding, thickening, agitated leaching, counter current decantation of leach solution, recovery of precious metals by zinc precipitation (Merrill-Crowe), and direct smelting of precipitates to produce precious metals as dore and tailings' disposal.

Instead of utilizing the existing recovery system, the Joint
Venture's engineers have designed a carbon-in-leach (CIL) process which is described in detail under Project Operating Plan.

The advantage of beginning the processing of gold ore with the tailings is that the tailings do not have to be mined, ground or pulverized. The cost of processing this material is substantially low, and it is expected to recover 70% of the gold from the SSGM tailings (70% from the Potosi tailings) during a twelve-hour cycling period.

The Joint Venture completed the retrofitting, rehabilitation, repairing and restoring of the SCMP's plant and presently is producing gold on a limited production basis by processing the tailings from its SSGM.

SCMP Gold Ore Sources

The Joint Venture has several sources of gold ore to process at the
SCMP: the approximately 250,000 tons of SSGM tailings (the residue of the higher grade ore processed in the past) which have an average grade of at least 0.08 ounces of gold per ton; the 185,000 tons of Potosi tailings which have an average grade of 0.06 ounces of gold per ton; the SSGM open-pit virgin ore; the dump material; and the ore and stope fill from the underground workings.

The other sources of gold ore to be used at the SCMP operations are the higher grade gold ore (0.13 ounces or higher) which could be processed with a 92% recovery grade, but at a lower volume of 200 tons per day. The income from the higher recovery of gold ore will be substantially more than the greater cost involved in this process. There is a sufficient amount of dump material, stope fill and higher grade virgin gold ore that could be used via the SCMP crushing and grinding process to recover 92% or more of the gold which recovery is substantially more than the 60% recovery of gold through the heap-leaching process. The Joint Venture's geologists estimate that there are more than one million tons of higher grade ore from the stope fill (underground) to be processed via the SCMP. It is intended to expand the SCMP to a larger production capacity.

Current Status

The start-up, testing and adjustment stage of processing the remaining 250,000 tons of SSGM tailings via trucking this ore to the SCMP has commenced and the Joint Venture is in this preliminary stage of producing gold. The SCMP is designed to process 400 tons per day by utilizing 12-hour cycles that should recover approximately 70% of the gold from the tailings. The average grade is now about 0.08 ounces of gold per ton.

During this fiscal year the Joint Venture did process at the SCMP approximately 74,000 dry tons (approximately 100,000 wet tons) of tailings which yielded 5,993 ounces of dore and accounted for 3160.64 ounces of gold and 1488.86 ounces of silver. The gross receipts amounted to $1,238,612. The average selling price of gold was $391.00/oz. and silver was sold at $4.91/oz. The proceeds from the sale of gold and silver were used to reduce the amount of Company advances to the Joint Venture.

San Felipe-El Potosi Mine ("Potosi") and its extension the El
Capulin Mine ("El Capulin")

Potosi Location

The Joint Venture has commenced an exploration program on the Potosi property which is located approximately 18 miles northwest of the City of San Miguel, the second largest city in the Republic of El Salvador, on a paved road 15 miles to the City of Chapalteque and then west three miles on a gravel road to the City of Potosi. The historical records indicate that the potential of developing a gold mine is above average.

Potosi Historical Information

Historical records evidence that exploration and production of gold took place in 1899 and that Potosi was worked intermittently from 1906 through 1952. The main production period in six levels was from 1938 through 1952 at a rate of 35 to 50 tons per day. Production data avouch that 30,000 ounces of gold were produced from 1945 through 1952 after which the mine became dormant. During this time a limited underground exploration program confirmed that the gold ore reserves were of commercial value. The gold assays from some of the former drill hole samples on the southern extension of the north-south portion of this property showed a grade of 0.10 to
0.35 ounces of gold per ton of ore.

Potosi Geology

The Potosi vein type occurrences are very strong, persistent, poor quartz-calcite fissure fillings from two to ten feet wide and up to 3,400 feet in length. On a regional scale, the veins are fairly straight-forward type structures but in detail they can be complicated. Dips in the north-south veins are steeper than in the lattice systems such as the 50 degrees to 90 degrees in the Potosi type. The proportion of gold-to-silver increases in north-south striking veins or in veins of any orientation whose dips more closely approach the vertical.

Two relatively narrow north-south veins, 450 feet apart, have been worked in the past by vertical and an inclined shaft for up to 2,100 feet along the strike and to depths of between 180 and 440 feet below surface on four to six levels. The veins are contained in coarse-grained augite andesites. The larger of the veins is up to ten feet in width, dipping 55 degrees to 75 degrees west. The second vein is weaker in structure and about three feet in width. Gold values seem to be indiscriminately associated with quartz and do not seem to diminish at depth. Assay plans and ore reserve sections completed in 1952 show 30 blocks with an average grade of
0.6563 ounces of gold per ton. Holes drilled from the projected extension of the north-south portion of one of the veins returned various five-foot sludge samples grading 0.10 to 0.35 ounces of gold per ton with a one foot of core length grading at 0.39 ounces of gold per ton. It appears that the deposition took place at higher temperatures than attributed to silver, thus the vertical zoning of gold deposition is deeper or has a larger vertical dimension than silver; therefore the possibility of considerable ore below levels is a realistic one. The age mineralization is past laramide with the host rock being rhyolite. The previous gold-silver ratio was 0.3:1.

Potosi Tailings' Reserve

Since October 25, 1993, Comseb has had a full-time crew, ranging from 25 to 30 employees, conducting an exploration program consisting of surveys, channel trenching, adit openings, test pit holes, excavation and drilling of the tailings to determine its gold content.

Twenty-four test pit hole excavations have been plotted and drilled on this four-acre site of tailings. The depth to the bottom of the tailings' pile varied from 7.00 to 10.2 meters (23 to 34 vertical feet) and a total of 137.6 meters (454 feet) of test pit hole excavations were completed. The 573 fire assay samples (tailings) indicated an average grade of gold per ounce to be 0.06 (0.06 times 185,000 tons should contain 11,100 ounces of gold times a 70% recovery should yield about 7,770 ounces of gold).

Potosi and El Capulin Exploration Undertakings

A total of 1,354 meters (4,467 feet) of channel trenching were achieved. A total of 548 meters (1,808 feet) of adits have been restored for entry into the old workings. A tabulation of the work completed by the Joint Venture is as follows:

1. Surface

   a. Twenty surface channel trenches were completed and the 1,180 samples that were fire assayed reflected a grade of gold of
       0.02 ounces per ton. Two surface veins were intercepted, reflecting a grade of gold of 0.05 ounces per ton.

 2.  Potosi Underground Workings

   a. Guayabito Adit: No veins were discovered; the 399 samples that were fire assayed reflected an average grade of gold of
        0.01 ounces per ton.

   b. Guarumo Adit: The three samples that were fire assayed reflected an average grade of gold of 0.05 ounces per ton.

   c. San Isidro Adit: The 243 samples that were fire assayed reflected a grade of gold of 0.02 ounces per ton and four samples that were fire assayed from an intercepted vein show a grade of gold of 0.04 ounces per ton.

   d. Cacho de Oro: The 59 samples that were fire assayed reflected an average grade of gold of 0.07 ounces per ton. This vein appears to correspond with the Guarumo vein system.

   e. Canon 821: The 34 samples that were fire assayed reflected an average grade of gold of 0.05 ounces per ton.

3. The El Capulin Mine

Surface: The 109 samples that were fire assayed reflected an average grade of gold of 0.09 ounces per ton. The 228 samples that were fire assayed from an area 1,000 to 1,300 feet away from the above-surface ore reflected a grade of gold of 0.03 ounces per ton

4. Tailings

The 573 samples that were fire assayed  reflected a grade of gold of
0.06 ounces per ton.

Exploration on this property will continue with channel trenching, re-opening of former adits, and to include diamond core drilling, mapping and sampling of the known mineralized areas to determine if there is any other gold mineralization on this property. Diamond drilling may be utilized to outline the more promising shoots and to check for continuity at depth.

Potosi Exploration Concession

The exploration concession application was filed on September 6, 1993, with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador's Minister of Economy's office, by the owners of the real estate, the Cooperative San Felipe-El Potosi. The concession consists of approximately 6,100 acres.

While the concession application is pending, it precludes any others from performing exploration on this site. Upon assessing that the property has potential mining prospects, the Joint Venture has the right to apply for the mining concession.

Potosi Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative ("Cooperative") of the City of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals and under the following basic terms and conditions:

1. The term of the lease will be for a period of 30 years plus an option to automatically extend the lease for an additional 25 years.

2. The lease payment will be 5% of the gross receipts derived from the production of precious metals from this site and will be payable monthly.

3. The Joint Venture will advance to the Cooperative the funds required to obtain the mining concession from the El Salvador Department of Energy, Mines and Hydrocarbons and all related costs will be reimbursed or will become a deduction from future rental payments.

4. The Joint Venture will, when it is in production, employ all of the 45 qualified members of the Cooperative, providing that there is a need for their particular skill or service.

5. The Joint Venture will furnish medicine and first aid medical assistance to all of its employees to the extent that such benefits are not provided by the El Salvador Social Security
   System.

6. An employee life insurance program is to be seriously considered by the Joint Venture when production commences, providing that the cost of such insurance is not excessive.

Modesto Mine

Modesto Mine Location

The Modesto Mine is located due north of the town of El Paisnal, approximately 19 miles north of the Capital City, San Salvador. The Joint Venture considers this property as a good gold mining prospect and since August, 1993, it has proceeded with an exploration program.

Modesto Mine Geology

From its geologist and from the records available to the Joint
Venture, the following information was obtained:

Two persistent veins "Paderon" and "Chicharron" outcrop along the crests of two parallel hogback ridges 1,900 meters apart, and are composed of thick flat-lying andesite flows capped by discontinuous patches of rhyolite. These were examined in 1948-1950 by M. Buell along strike (45 degrees) for 2,240 meters and 2,760 meters respectively and down dip (60 degrees to 80 degrees southeast) a maximum of 25 meters. The Paderon vein was barren but the north-eastern 1,320 meters of the Chicharron returned the following values:

1. "D" winze, five meters deep, northeast end: 0.46 ounces of silver, 0.82 ounces of gold over 61 meters horizontally; 0.71 ounces of silver, 0.61 ounces of gold over 3.1 meters vertically from quartz of undetermined orientation in rhyolite;
     0.30 ounces of silver, 1.20 ounces of gold from a 15-ton dump and a value of $14.653 per ton from a ten-ton dump. (The market price of gold was pegged at $35 an ounce.)

2.   "S" winze, 420 meters southwest of "D" winze:  no values.

3. "5" winze, 882 meters southwest of "D" winze: 1.85 ounces of silver, 0.65 ounces of gold over an average of 1.0 meter to a depth of 11 meters below outcrop. A 30-ton dump ran 2.28 ounces of silver and 0.82 ounces of gold.

4. "14" winze, 1,320 meters southwest of "D": 0.78 ounces of silver, 0.22 ounces of gold to 19 meters below outcrop. A 60-ton dump ran 0.15 ounces of silver, 1.14 ounces of gold; average of six dump samples was 0.68 ounces of silver, 0.31 ounces of gold. A surface sample representing a ten-meter width of vein structure gave 0.06 ounces of silver, 0.09 ounces of gold, including 1.5 meters of 0.40 ounces of silver and 0.50 ounces of gold on the footwall.

A 155 meter crosscut, driven to intersect the vein 62 meters vertically below surface and 80 meters northeast of "14" winze encountered only weak quartz mineralization. Of 20 samples taken in 45 meters of drift, one returned 10.25 ounces of silver and 0.35 ounces of gold over 1.20 meters and the remaining 19 averaged less than 0.40 ounces of silver and 0.05 ounces of gold.

On 30 meters of drifting up to seven meters below surface at "5" winze, 1,095.6 tons grading 1.66 ounces of silver and 0.505 ounces of gold were indicated.

The mineralization is the Potosi type, very finely banded, milky, aphanitic, sulfide-free quartz, with a gold-silver ratio similar to El Dorado's. No calcite was seen on the dumps. Wall rock alteration is not noticeable on surface, however fine grained silicification and pyritization of the andesite appears on the "5" winze dumps.

Modesto Mine Ore Reserves and Exploration Results

The exploration through March 31, 1996, has accomplished the following: Four bodies of gold ore have been blocked which contain approximately 18,800 ounces of gold in 80,000 tons of ore with an average grade of 0.235 ounces of gold per ton.

The Modesto Mine appears to be a very good gold prospect. Since October 1993 through August 1995, three veins were discovered which extend over a length of one and one-half miles and a width of about one mile. The width of this area has a series of perpendicular and oblique tiny veins well dispersed which is a desirable ore for an open-pit operation.

There are three vein systems:

(1) In the Chicharron Vein, 59 surface channel trenches were hand excavated in a one and one-half mile length and over 1,895 assay samples were taken. The vein width averages about 17 feet and the surface grade averaged 0.04 ounces of gold per ton. In the land that the Company has purchased, the average surface grade is 0.20 ounces of gold per ton, over a length of 1,250 feet. A preliminary ore reserve calculation of this small area using a depth of 100 feet reflects a potential of another 21,000 ounces of gold.

(2) The Intermidy Vein is located 1,170 feet south of the Chicharron Vein. Ten channel trenches were hand excavated for a distance of 1,065 feet. The vein widths ranged from four feet to seven feet. Over 265 fire assay samples reflected an average of 0.02 ounces of gold per ton. The gold in this area is well distributed.

(3) The Paredon Vein is located about one mile from the Chicaharron Vein. The eight trenches over a length of 1,881 feet and 68 assay samples reflected a grade of 0.02 ounces of gold per ton.

There are three underground workings:

(1) Adit No. 10 - the highest adit in 165 feet of workings is 4.29 feet in width. 310 assay samples showed an average of 0.03 ounces of gold per ton.

(2) Winze No. 5 is located 660 feet north of the Taladron Adit and is about 44 feet in depth. About 28 feet from the surface, the first crosscut was found and followed. The dump material assayed from 327 samples averaged 0.35 ounces of gold per ton.

(3) Taladron Adit (597 feet area) was cleared with an average width of about seven feet. A total of 60 assay samples were taken mainly from the basalt area. Some of the stope fill material proved a grade of gold ranging from 0.02 to 0.45 ounces of gold per ton. At a depth of 150 vertical feet, the Chicharron Vein was intercepted.


The Joint Venture employs from 22 to 28 employees to work at this mine exploration program.

Modesto Mine Present and Proposed Exploration Program

After completing the necessary surveying, mapping and planning, the Joint Venture proceeded to clean and trench the vein exposure.
Since August, 1993, 2,104 metric feet of surface channel trenching (6,943 feet) and 345 meters (1,139 feet) of adit cleaning were completed. In addition, four inclines have been completed. A total of 3,400 fire assay samples were performed. The Joint Venture will continue the channel trenching and the reopening of the former adits as well as to formalize its own drilling program.

Modesto Mine Concession/Ownership

On or about September 2, 1993, the Joint Venture through one of its employees, filed an application with the El Salvador Department of Energy, Mines and Hydrocarbons to explore the 4,000 hectares (9,800 acres) of property known as the Modesto Mine. The application, together with the consent to explore this area from the property owners owning more than 25% of total area, has been acknowledged as being received by the Director of the El Salvador Agency. The Joint Venture had submitted its original plan to the El Salvador Director of Energy, Mines and Hydrocarbons on January 24, 1994, outlining its exploration program.

Hormiguero Mine ("Hormiguero")

Hormiguero Location

The Hormiguero is located approximately five miles southeast from SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

Hormiguero Current Status

The Joint Venture continues to develop an exploration program on the 5,000 acre site. An application for exploration has been filed on September 6, 1993 with the Department of Energy, Mines and
Hydrocarbons, a division of the El Salvador Minister of Economy's office.

The Hormiguero property continues to be in the stages of being mapped geologically and topographically on a referenced grid in order to provide a base to plan a drilling program with the objective to prove that a commercial body of ore may extend below the bottom of the former workings. This drilling activity would also determine if the faulted north end of the Gallardo vein continues. Further drilling would evidence the mineralization of four explored veins: La Gloria, Victoria, Tecolote and El Dorado.

Hormiguero Geology and Historical Information

The following information was obtained from a report entitled, "Mining in El Salvador-United Nations Development Programs
1968-1971,":

". . . From 1913 to 1918 the Comacaran Gold Mining Co. produced 607,062 ounces of silver and 72,142 ounces of gold from 208,096 tons. (Swanquist), and when this company liquidated in 1919 the El Salvador Silver Mining Co., formed by some of the Butters Co. personnel, continued operations on a small scale until 1921. In 1930 the mine was reopened by the original property owners, the Gonzalez family, and functioned periodically until 1948, producing during the last 3 years about 21,000 ounces of silver and 3700 ounces of gold. "Straight arithmetic averaging from the production figures gives an overall recovered grade of 0.351 oz. gold and 2.92 oz. silver for the period 1913-1918, or assuming a 10% mill less, a mill head of 0.386 oz. gold and 3.21 oz. silver. Mill records for 1917, the only surviving technical data, give a bullion production of 139,369.36 ounces of silver and 17,193.84 ounces of gold from 61,890 tons. A mill head calculated from this, again at 10% mill loss, was probably 0.30 ounces gold and 2.47 ounces silver."

   "Although known locally . . . as `Hormiguero' the deposit is actually a composite of three separate sections, the Gallardo, Guadalupe and Hormiguero, all in coarse-grained andesite, grouped about and formerly connected by aerial tramway to a central mill situated immediately southwest of the Canton Hormiguero. The Gallardo and Guadalupe veins are strong, persistent structures striking 045 [degrees] and 020 [degrees] respectively and forming thin ridges 500 feet east and 1,750 feet west of the central mill. Both are composite and slightly braided structures composed of two main parallel branches 70 feet apart, and several interconnecting sub-branches, all dipping greater than 60 [degrees] west. Vein material is banded and crustiform quartz-calcite, secondary manganese oxides and probaly [sic] rhodochrosite, weakly mineralized with pyrite, spalerite, galena and chalcopyrite. Strong proplylitization accompanied by considerable pyrite has attacked the andesites outward for about ten feet from the walls resulting in the formation of yellowish red, clayey oxidation products on surface.

   "The Gallardo has been worked on six levels for 2050 feet along strike and 400 feet vertically. Access was through the Benjamin adit at the extreme southwest end and an inclined (61 [degrees]) shaft 350 feet from the northeast end. Two vertically plunging ore shoots 300 and 600 long and 500 feet apart were stoped to the 5th level where the larger bottomed, according to notations on a long section made by the El Salvador Silver Mining Co. in 1920. Limited stoping above the Benjamin adit suggests a third shoot in that area and a possible unexplored prolongation of the vein towards the southwest. An abrupt cut-off of the north (larger) ore shoot coincident with the north end of the mine may be due to lateral fault displacement; an undeveloped segment of the vein might therefore be anticipated further north.

   "Horizontal development of the Guadalupe vein opened a 1600 foot strike length on both a hanging wall and footwall branch, but the dip, exposed on five levels to 350 feet has been examined in an unsystematic manner more suitable for exploration than exploitation. Little ore has in fact been taken from underground; most of the production appears to have come from open cuts. The only regular mining has been confined to a 400 foot lens on the footwall branch, 150 feet south of the main three-compartment production shaft, which was from surface 200 feet vertically to the third level, and from a small irregular shoot directly opposite it in the footwall branch. Outside of these, the underground layout leaves the general impression that the distribution of ore grade mineralization is highly erratic and randomly dispersed.

   "1100 feet, and north of the Gallardo and Guadalupe mines, five steeply north (?) dipping, parallel, curving veins (Emilio, Oriente Emilio, Hormiguero, San Francisco and 4 de Julio) evenly spaced over a width of 200 feet, constitute the separate Hormiguero mine. They lie between the hypothetical northward prolongation of the Gallardo and Guadalupe structures and have been worked over an aggregate strike length of 1200 feet starting from a point 700 feet west of the Guadalupe projection first 500 feet east-west then through a 700 foot arc curving to the southwest into alignment width, and 900 feet north of the north end of the Gallardo vein. At least 7 levels were developed to a depth of over 400 feet from a vertical 2 compartment shaft. The amount of stoping is unknown; the available data show that irregular 100 to 200 foot long shoots were worked to depths of 300 and 400 feet on the east-west striking portions of the San Francisco and 4 Julio veins.

   "Four other virtually unexplored veins known as La Gloria or Esperanza, Victoria or Tilden, Tecolote and El Dorado, occur 500 to 900 feet west of the Gallardo and Hormiguero mines. The Gloria and Tecolote strike east-west; the remaing [sic} two are roughly parallel to the Gallardo. In a letter dated 1919, a geologist named Mr. Swanquist states that initial exploration and very limited mining obtained `encouraging results' from the Tecolote and `fair ore' from the El Dorado.

   "The same letter mentions two additional prospects, the Consuelo of unknown location but `700 feet from the plant and just being opened up' and the La Posa, on the Las Garzas river, north of Canton Hormiguero from which ore grading $10.92 per ton ($20.00 gold and $1.11? [.385] silver), with values mainly in silver, was mined over 4 to 5 foot widths, in a 35 foot winze."

In 1921, i.e. during El Salvador Silver Mine's final year of operation, the following ore reserves were blocked out:

Proven: (U.S. dollar values based on a $20.00 per ounce gold price and a $0.385 per ounce silver price.)
                                                 Dollar Value
                                   Tons    Grade    Per Ton
                                  ------   -----    -------
(a)  Guadalupe Hanging Wall Vein  11,208   0.353     $7.06
     Guadalupe Footwall Vein       7,528   0.319     $6.37
(b)  Hormiguero and Gallardo      10,000   0.400     $8.00
                                  ------
     Total                        28,736

Probable:

(a)  Guadalupe Hanging Wall Vein  21,900   0.295     $5.89
     Guadalupe Footwall Vein      23,556   0.340     $6.80
                                  ------
     Total                        45,456

(Proven and probable gold and silver ore reserves total 74,192 tons.)

Exploration should center on the undeveloped veins, on the possibility of extending the Hormiguero veins farther to the east and west, and on the unexplored ground between the north end of the Gallardo vein and the Hormiguero.

Hormiguero Ownership

The surface is owned by various individuals and families.

Montemayor Mine ("Montemayor")

Montemayor Location/Ownership

The Joint Venture has obtained permission from a number of property owners which permits the Joint Venture to enter their property for the purpose of exploring, exploiting and developing the property and then, if feasible, to mine and extract minerals from this property. The term of this permission is for an infinite period. Montemayor is located about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two miles east of the City of San Francisco Gotera in the Department of Morazan, Republic of El Salvador. Historical records evidence that the potential for the Montemayor to become an exploration and development gold-producing prospect is good.

Montemayor Geology and Historical Information

The following information was obtained from a report entitled, "Mining in El Salvador-United Nations Development Program
1968-1971":

"Montemayor-Lola Area

"The eastern and northeastern limits of the Three Corners area are defined by a scattering of three small mines and numerous prospects distributed along the course of the south-flowing Rio Montemayor in a system of parallel normal faults collectively known as the `Montemayor lineament'. Consistent with the origin proposed under `General Geology' these have been probably induced by subsidence along the northern margin of the central graben, resulting in a progressive tensional failure that has sliced the pyroclastic rocks of the area into a series of tabular blocks stepped successively upward to the northeast end culminating in the steep serrated ridges of the Copetillos escarpment. This has resulted in the creation of a 13,000 foot-wide regional `sheeted' zone composed of closely spaced, northwest striking, west dipping parallel faults, stretching for five miles northeast along the river and has imported to the river gorge an assymetric cross section whose higher, northeast slope is underlain by deeply dissected acid to basic tuffs and lower southwest slope by the low rolling andesitic, Three Corners terrain.

"Extensive veining in the fragmentals has produced a lengthy mineralized zone roughly coincident with the `sheating,' which includes the Montemayor deposit near the headwaters of the river and, arranged in en-echelon alignment downstream, the Tebanco, Lola, and Tepeyac occurrences and the minor Salamanca, Jimerito, Mina Grande, Copetilla and La Joya showings.

"The veins, which dip almost universally 50 degrees to 80 degrees southwest, are normal quartz-calcite, sulfide-poor fracture fillings, distinguished by their remarkable lateral persistence and unfortunate paucity of workable ore shoots. Sporadically distributed in lenses three to eight feet wide and up to 200 feet long and separated by longer stretches of barren ground, these have so far yielded enough tonnage to sustain mining operations only at the marginal Mina Lola. On the whole, however, the area is little explored.

"Montemayor

"The Montemayor property embraces a group of small mine openings and prospects aligned along a series of parallel southeast striking veins following the course of the Montemayor river for 16,000 feet, from its headwaters to the beginning of the pronounced `S' bend enclosing the old Tabanco mine. Some confusion over the names and locations of these various workings has always existed; for the purpose of this report, the following nomenclature, adapted from early maps of the district, will be employed. Proceeding upstreams [sic], the workings are:

"(a) Montemayor-comprises the Montemayor, Montanita and Santa
     Gertrudis sections, extending for 2700 feet upstream from the Caserio Montemayor.

"(b) Tempisque-4800 feet north of the Caserio Montemayor and 1200 feet up the east bank of the river.

"(c) Banadero-Carao-Carago-4500 to 8000 feet upstream from Tempisque.

"Mining was confined to Montemayor; appreciable underground exploration to Montemayor and Tempisque. No motor road reaches the properties; access is either by five kms. of the mule trail along the southwest bank of the river from the end of the Santa Rosa de Lima-Caserio El Tabanco road or cross-country about the same distance by mule trail from a north branch of the Gigante road. Trails also lead into the headwater area from the town of Sociedad.

"Historical information is sketchy. The area was almost certainly worked in conjunction with the Tabanco mine, first by the English company until about 1855, then the Cia. Francesa de Minas de El Salvador who operated it some time between 1856 and 1882 (Guzman). Until 1914 (?) no information is forthcoming; then the mine was comprehensively sampled by the Butters Co. and its successors between 1915 and 1921 and by the R.W. Habard Co. and Central American Mines around 1936. Apparently the only production from 1856 to 1936 was obtained by the English and French companies but the figures are unknown.

"Roberts and Irving report that the mine was again functioning at 60 tons per day in 1945 under Sr. Benjamin Gonzalez, yielded a value of $233,818 over a three year period. Grebe (1955) does not confirm this and the data may refer to the Hormiguero mine which Sr. Gonzalez had in production at that time. Finally in 1963 the principal showings were taken up by a local enterprise, Minas Montemayor, S.A. and received a little more attention up until 1967.

"The vein system is apparently controlled by a simple set of poorly exposed, northwest striking faults paralleling the river and outcropping occasionally in the river bed and rarely on the steep east slope of the river gorge. Dips are to the southwest between 50 degrees and 60 degrees. Vein mineralization is quartz-calcite with weak disseminated pyrite and a small quantity of chalcopyrite, spalerite and galena. The host rocks are a succession of coarse andesitic tuffs and agglomerates, fine acid tuffs and flows propylitized along the veins, and locally silicified towards the north end of the zone of mineralization.

"Formal mining was confined to three parallel veins spaced over a 500 foot interval up the east bank from the creek, at Montemayor. The footwall Montanita vein was opened for 200 and 250 feet respectively on two levels about 70 feet apart, served by a winze and two crosscuts, and stoped over 100(?) feet on the upper level and 200(?) feet on the lower. Two levels opened at 115 and 215 feet off a 2 compartment shaft traced the middle (Montemayor) vein for 640 feet and disclosed a 200 foot long ore shoot, centered on the shaft and partially stoped before 1917, that might have graded around 12 ounces silver and 0.29 ounces gold. On this same structure, 1250 feet north of the shaft in the separate Santa Gertrudis section, perhaps 9000 tons grading $31.00 at gold and silver $0.507 were extracted from a 90 by 220 foot area, averaging 7 feet wide, developed on four levels through a second vertical shaft.

"The hanging wall `sulfide' vein located 40 feet west of the Montemayor is apparently more heavily mineralized but contained no ore over 75 feet of drifting driven from the lower Montemayor level.

"On the Tempisque showing, two levels, 30 feet apart vertically and served by two adits, have revealed 520 feet of the Tempisque vein running 5.49 oz. silver and 0.14 oz gold over a 2.7 foot width, according to sampling by the R.W. Hebard Co. in 1936. Check sampling by the present owners in 1966 returned an indicated grade of 3.68 oz. silver and 0.115 oz. gold over four feet, on the lower level.

"Work on the Carago section has been purely exploratory; the only surviving records (map MM-8) show an average width of 2.3 feet of
9.95 ounces silver and 0.16 ounces gold in a 60 foot shaft and a 160 foot long drift, spaced 280 feet apart."

Montemayor Current Status

From July 19, 1995 to March 31, 1996, the following exploration was achieved: surface channel trenching was performed in an area of over 270 meters (891 feet); and ten channel trenches were performed in an area of over 97 meters (320 feet). From this trenching, 100 fire assay samples were shipped to the Joint Venture's laboratory.

A total of 48 samples of fire assays were completed. They varied from 0.01 to 0.14 ounces of gold per ton with an over-all average of
0.035. The Joint Venture has 11 underground adits and workings in the process of being cleaned. They are:

Polvorera Adit No. 1          56 meters        (185 feet)
Polvorera Adit No. 2         100 meters        (330 feet)
Lechuza Adit                  60 meters        (198 feet)
Cablote Adit                   7 meters         (23 feet)
Montanita Adit                75 meters        (248 feet)
Guascanal Adit                19 meters         (63 feet)
Sirena Adit                    7 meters         (23 feet)
El Indio Adit                 29 meters         (96 feet)
Tempisque Sub Level No. 2      9 meters         (30 feet)
El Indio Winze                10 meters         (33 feet)
Guaruma Winze                 12 meters         (40 feet)

Total                        384 meters      (1,269 feet)

A total of 309 samples of fire assays were taken. Only 48 samples of fire assays were completed. Between 20 to 30 employees are employed at this site.

Comseb Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. At the SSGM Lab, the Joint Venture employs five employees for each eight-hour shift and it recently has been working three shifts per day. A total of 51,165 samples of fire assays have been completed through March 31, 1996. Approximately six employees are working at the SCMP laboratory.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 1996.

                                Executive
                Age as of     Offices Held       Period Served
    Name      March 31, 1996  With Company(1)    In Office (2)
- -------------------------------------------------------------------
Edward L. Machulak  69      President, Chief
                            Executive Officer,
                            and Operating and
                            Financial Officer   9/19/62 to present
                            Treasurer           06/78 to present

Edward A. Machulak  44      Executive Vice
(Son of the President)      President           10/16/92 to present
                            Secretary           1/12/87 to present
                            Assistant Secretary 4/15/86 to 1/12/87

Luis A. Limay       54      Project and Mine
                            Manager             10/86 to 1995
                            Manager of El
                            Salvador Operations 03/95 to present

(1) Neither have there been nor are there any arrangements nor understandings between any Executive Officer and any other person pursuant to which any Executive Officer was elected as an Executive Officer.

(2) Executive Officers are elected by the Directors for a term expiring at the Directors' Annual Meeting and/or hold such positions until their successors have been elected and have qualified.

   Family relationships

   Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee, and is the President and
   Treasurer of the Company.    Attorney John E.  Machulak (son of
   Edward L. Machulak) of the law firm of Machulak, Hutchinson, Robertson, Dwyer & O'Dess, S.C. is the legal counsel for the Company.

   Directors', Officers', and Key Management's Experience

   The business experience of each of the Directors, Officers, and Key Management is as follows:

   Edward L. Machulak has been employed by the Company since September, 1962. Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors' Executive Committee.

   He is a Director and the President for each of the Company's subsidiaries: Homespan Realty Co., Inc.; Piccadilly Advertising Agency, Inc.; San Luis Estates, Inc.; San Sebastian Gold Mines, Inc.; and Universal Developers, Inc. He is the authorized representative of the Commerce/Sanseb Joint Venture. He is a Director and Treasurer of Mineral San Sebastian S.A. de C.V. Also he is involved in various capacities with the following companies: General Lumber & Supply Co., Inc., Director; Edjo, Ltd., Director and Secretary; and Landpak, Inc., Director and Secretary.

   Edward A. Machulak was elected and holds the following Company positions: Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987. His business experience is as follows:
   Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution yard from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; Partner of WEEM Investments, a real estate oriented business from May 1976 through 1995; and he was involved in other corporate real estate ventures and activities since 1976.

   Clayton H. Tebo has been a Director of the Company since March 11, 1991. Mr. Tebo had been a Director of the Company from the Company's inception, September, 1962, through March 1, 1969. Mr. Tebo has been retired since March 6, 1969, however, he has been retained from time to time by the Company as a consultant for special projects. He also was the special assistant to the President prior to and after his 1969 retirement.

   Luis Alfonso Limay was appointed to the position of Project and Mine Manager since October 1986 and is responsible for managing the daily affairs of the Joint Venture. During March, 1995, Mr. Limay was appointed to the position of Manager of El Salvador operations which now supersedes his position as Project and Mine
   Manager.   Mr. Limay was employed by Sanseb from 1977 through
   March 1978 as its chief geologist. He obtained degrees in geology and engineering from the National University of San Marlos, Lima, Peru, and the University of Toronto. He was employed as chief geologist by Rosario Resources in a Honduran underground mining operation and he held the same position with Canadian Javelin in El Salvador.

                               PART II



Item 5.  Market for the Company's Common Stock and Related
         Stockholders' Matters

(a)  Principal Market and Common Stock Price

The Company's common shares are traded on the Boston Stock Exchange under the symbol "CMG" or "CMG.BN," since November 29, 1974, and on the National Association of Securities Dealers Automated Quotation System Small-Cap Issue (NASDAQ) under the symbol "CGCO" since March 23, 1987, and the shares are listed daily in the Milwaukee Journal Sentinel, a Wisconsin newspaper, under "Wisconsin Stocks," under the name of "Commerce Group." The common shares are also listed in many nationwide newspapers.

The following table sets forth the range of high ask and low bid prices of the common shares as reported by NASDAQ for the periods indicated. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

For the period ended               March 31, 1996  March 31, 1995
                                     High   Low      High   Low
                                    -----  -----    -----  -----
First quarter ending June 30        $4.63  $3.75    $2.75  $1.63
Second quarter ending September 30  $3.75  $3.00    $3.50  $2.63
Third quarter ending December 31    $3.25  $2.63    $3.13  $2.38
Fourth quarter ending March 31      $3.25  $2.75    $4.50  $3.50

(b)  Approximate Number of Holders of Common Shares

As of March 31, 1996, the common shares were held by approximately 3,000 shareholders of which a high percentage are United States' residents.

(c)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 1996. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

Item 6.  Selected Financial Data

The following table sets forth certain consolidated financial data for the respective periods presented and should be read with the Consolidated Financial Statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       1996         1995         1994         1993         1992
                -----------  -----------  -----------  -----------  -----------
Year ended March 31:
Total revenue   $ 1,345,260  $   823,181  $   507,964  $   403,242  $   364,747
                ===========  ===========  ===========  ===========  ===========
Income from
continuing
operations      $   787,802  $   274,747  $    66,852  $    41,970  $    22,583
                ===========  ===========  ===========  ===========  ===========
Income (loss) from
continuing operations
per share:
  Primary       $      0.11  $     0.046  $      0.01  $      0.01  $      0.01
                ===========  ===========  ===========  ===========  ===========
  Fully diluted $      0.11  $     0.045  $      0.01  $      0.01  $      0.00
                ===========  ===========  ===========  ===========  ===========
Cash dividends
declared per common
share           $         0  $         0  $         0  $         0  $         0
                ===========  ===========  ===========  ===========  ===========
At year end:
Total assets    $20,513,115  $17,617,423  $14,204,563  $13,568,374  $12,156,852
                ===========  ===========  ===========  ===========  ===========
Long-term notes
payable         $    20,259  $   120,000  $   245,000  $   245,000  $         0
                ===========  ===========  ===========  ===========  ===========
Convertible preferred
stock                     0            0            0            0      250,000
                ===========  ===========  ===========  ===========  ===========
Total long-term
obligations and
convertible preferred
stock           $    20,259  $   120,000  $   245,000  $   245,000  $   250,000
                ===========  ===========  ===========  ===========  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the three years ended March 31, 1996, 1995 and 1994 and the financial condition, liquidity and capital resources for the same three-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs. First, it has commenced a limited production of gold by processing the SSGM tailings at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the four gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Montemayor Mine, and the Modesto Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP. On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Peace prevails.

Current Status

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity, it encountered inconsistencies which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; metallurgical differences had to be resolved; the rainy season was unusually severe; the head grade variances; and problems were encountered with the handling of the separation of the coarse material in the tailings. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues ($1,238,612) from the gold sales by reducing the advances to the Joint Venture, it would have earned a nominal profit.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM which is its major and original goal and presently is in the developmental stage. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the
SSGM and at the following four other mines:   the San Felipe-El
Potosi, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine; all located in El Salvador.

Since the Joint Venture commenced producing gold at the SCMP, albeit a very exiguous operation, and a forerunner of its greater goals, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions. The combined effect of these factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses. Under these circumstances, the Company could choose to suspend operations in order to minimize losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

Results of Operation Fiscal Years March 31, 1996 Compared to March
31, 1995

The Company had a net gain of $787,802 or $.11 per share for its fiscal year ended March 31, 1996 compared to a net gain of $274,747 or $.046 per share for the previous fiscal year or an increase of 287%. This increase was attributable primarily to the additional interest income earned from the advances to the Joint Venture. This fiscal year the interest earned was $1,286,739 compared to the prior fiscal year's interest earnings of $751,389. This gain results primarily from a charge of interest due to the increase of advances to the Joint Venture of $11,799,074 for this period or a net increase of $3,122,766 (36%) from the last fiscal period which amounted to $8,676,308. The total advances to the Joint Venture during this fiscal period amounted to $13,037,686 but were reduced by the $1,238,612 revenues received from the gold sales.

Likewise the Company's borrowings have increased from $2,725,014
(1995) to $3,583,480 (1996) or approximately 32% and the interest expense for 1996 has increased slightly from $466,604 to $470,710 for the last year.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes all of these costs and expenses and will continue to do so until such time as it resumes its gold mine operation. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

Results of Operation Fiscal Years March 31, 1995 Compared to March
31, 1994

The Company had a net gain of $274,747 or $0.046 per share earnings for its fiscal year ended March 31, 1995, compared to a net gain of $66,852 for the year ended March 31, 1994, an increase of over 400%. The basic reason for an increase in income was due to the additional interest income earned from the Joint Venture $751,389 (1995) compared to $451,180 (1994). This increase of interest income was attributable to an increase of advances to Joint Venture from $5,792,230 in 1994 to $8,676,308 in 1995 (50% increase).
Furthermore, the interest expense, due to an increase in interest rates, was increased to $466,604 (1995) compared to $357,391 (1994).

The general administrative and campground expenses of $80,505 in 1995 compared to $83,721 in 1994 was slightly lower due to a decrease in the cost associated with the repair and maintenance of campground buildings. The increase in interest expense of $109,213 in 1995 was primarily attributable to the increase of the prime interest rate which is the basis for the interest rate charged.

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it
is able to produce adequate profits from its gold production.   It
will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances: $3,122,761 in fiscal 1996. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to complete the retrofitting of the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September, 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $11,799,074 to the Joint Venture, exclusive of gold sale proceeds.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's fiscal year ended March 31, 1996 were derived from the various sources including related parties as follows:

Funding Sources                From
                       Related      Other
                       Parties     Sources        Total
                     -----------  -----------  -----------
Accounts payable &
accruals etc.        $   (2,074)  $ (357,936)  $ (360,010)
Notes payable           827,536       30,930      858,466
Equity                  774,306      572,488    1,346,794
Net income                           787,802      787,802
                     -----------  -----------  -----------
Totals               $1,599,768   $1,033,284   $2,633,052
Increase in cash &
cash equivalents                     489,714      489,714
                     -----------  -----------  -----------
Advances to
the Joint Venture    $1,599,768   $1,522,998   $3,122,766
                     ===========  ===========  ===========



Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past. In turn, then it can advance the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the five exploration targets for the purpose of increasing its gold ore reserves should be $10 million.

These programs will involve airborne geophysics, stream chemistry, geological mapping trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies. From September, 1987 through March 31, 1996, the Company has advanced to the Joint Venture, the sum of $11,208,809 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $11,799,074. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair and modernization of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Items 1 and 2 of this report describe the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the technical SCMP problems will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton per day heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the acquirement of a crushing system.

Employees

The Joint Venture employs approximately 304 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

Insurance

The Joint Venture has in existence insurance through an El Salvador insurance company with the following general coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage will be increased accordingly.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 1996, the Company, and three of its subsidiaries, have advanced to the Joint Venture $11,799,074. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $3,667,420 through March 31, 1996. The Company furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, during the past fiscal year, the Company was able to invest a sum of $3,122,766, net of the additional $1,238,612 received from the sale of gold. Therefore, a total of $4,361,378 has been reinvested into the El Salvador operations. This includes allocation of the Company's expenditures. The Company believes that it will be able to obtain adequate financing to conduct the present operations during the fiscal year ended March 31, 1997.

Item 8.  Financial Statements and Supplementary Data

              Index to Consolidated Financial Statements
                   And Supplementary Financial Data

                                                                 Page

Report of Independent Certified Public Accountants . . . . . . . . 51

Financial Statements:

Consolidated Balance Sheets, Years Ended
  March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .  52
Consolidated Statements of Income, Years Ended
  March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . 53
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 1996, 1995 and 1994 . . . . . . . . . . .  54
Consolidated Statements of Cash Flows,
  Years Ended March 31, 1996, 1995 and 1994 . . .. . . . . . . . . 55
Notes to Consolidated Financial Statements . . . . . . . . . . . . 56
Quarterly Financial Data (Unaudited) . . . . . . . . . . . . . . . 68

Supplementary Financial Data:

Report of Independent Accountants on the Financial
  Statements Schedules . . . . . . . . . . . . . . . . . . . . . . 78

Financial statements schedules other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Commerce Group Corp. and Consolidated Subsidiaries:

We have audited the consolidated balance sheets of Commerce Group Corp. ("Company"), a Delaware Corporation, and its subsidiaries, as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 1996, 1995, and 1994, in accordance with accounting principles generally accepted in the United States.

REDLIN AND ASSOCIATES
Certified Public Accountants


Milwaukee, Wisconsin
April 13, 1996

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                 Consolidated Balance Sheets--March 31


                                             1996          1995
                       ASSETS         -----------   -----------

Current Assets
  Cash                                $    55,653   $   545,367
  Investments                             198,982       198,982
  Accounts receivable                     143,476             0
  Inventories                             118,748             0
  Prepaid items                               986           620
                                      -----------   -----------
    Total current assets                  517,845       744,969

Real estate (Note 4)                    1,179,836     1,179,836
Advances to Joint Venture
Net of Gold Sale Proceeds (Note 3)     11,799,074     8,676,308
Investment in Joint Venture (Note 3)    7,016,360     7,016,360
                                      -----------   -----------
  Total assets                        $20,513,115   $17,617,473
                                      ===========   ===========
                           LIABILITIES

Current liabilities
  Accounts payable                    $   148,051   $   222,423
  Notes and accrued interest
   payable to related parties
   (Note 5)                             3,084,370     2,256,834
  Notes and accrued interest
   payable to others (Note 5)             499,110       468,180
  Accrued salaries                      1,204,140     1,257,190
  Accrued directors' fees                       0        47,950
  Accrued legal fees                       76,883       166,355
  Other accrued expenses                  341,054       173,630
                                       ----------    ----------
    Total liabilities                   5,353,608     4,592,562

Commitments and contingencies
 (Notes 3, 5, 6, 7 & 14)

                          SHAREHOLDERS'EQUITY

Preferred Stock
  Preferred Stock, $0.10 par
   value
  Authorized 250,000 shares:
  Issued and outstanding
  1996-none; 1995-none (Note 10)      $         0   $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  issued and outstanding:
  1996 - 7,792,209                        779,221
  1995 - 7,294,719                                      729,472
Additional paid in capital             12,973,006    11,675,961
Retained earnings (deficit)             1,407,280       619,478
                                      -----------   -----------
  Total shareholders' equity           15,159,507    13,024,911
                                      -----------   -----------
  Total liabilities and
    shareholders' equity              $20,513,115   $17,617,473
                                      ===========   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

    COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
       Consolidated Statements of Income--March 31

                                  1996        1995        1994
                            ----------  ----------  ----------
Revenues:
Campground income           $   55,692  $   54,600  $   54,804
Land Sales                           0       9,000           0
Interest income                  2,669       6,172       1,980
Interest income-Joint
 Venture (Notes 3 & 13)      1,286,739     751,389     451,180
Miscellaneous Income               160       2,020           0
                            ----------  ----------  ----------
  Total revenue              1,345,260     823,181     507,964

Expenses:
Cost of Land Sales                   0       1,325           0
General and administrative
 and campground expenses        86,748      80,505      83,721
Interest expense               470,710     466,604     357,391
                            ----------  ----------  ----------
  Total expenses               557,458     548,434     441,112
                            ----------  ----------  ----------
Net income (Loss)              787,802     274,747      66,852
Credit (charges) for
  income taxes                       0           0           0
                            ----------  ----------  ----------
Net income (loss) after
 income tax credit
 (charge)                   $  787,802  $  274,747  $   66,852
                            ==========  ==========  ==========
Net income (loss) per
 shares (Note 2)                  $.11       $.046        $.01
                            ==========  ==========  ==========
Weighted av. shares
outstanding (Note 2)         7,368,058   5,941,950   4,828,496
                            ==========  ==========  ==========
Fully diluted income
 per common share                 $.11       $.045        $.01
                            ==========  ==========  ==========
Weighted average diluted
 number of shares and
 assuming all rights and
 options were exercised
 on March 31, 1996 (Note 2)  7,465,898   6,101,006   5,808,274
                            ==========  ==========  ==========

    The accompanying notes are an integral part of the consolidated financial statements.

   COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
    Consolidated Statements Of Change in Shareholders'
    Equity For the Years Ended March 31, 1996, 1995 and 1994

                                       Common Stock
                       ---------------------------------------------
                                              Capital in    Retained
                          Number               Excess of    Earnings
                        of Shares  Par Value   Par Value   (Deficit)
                       ----------  ---------  ----------  ----------
Balance March 31, 1993  4,773,253  $477,325  $ 8,173,387  $  277,879

Net income for FY
March 31, 1994                                               66,852

Common shares issued
  Cash                    145,000    14,500      130,500
  Cancellation of debt    168,707    16,871      208,556
                       ----------  --------  -----------   ---------
Balance March 31, 1994  5,086,960   508,696    8,512,443     344,731

Net income for FY
March 31, 1995                                               274,747

Common shares issued

  Dir./off./employee/
   services comp.         101,800    10,180      141,890
  Payment of debt         859,076    85,908    1,543,359
  Stock options/rights    978,066    97,807    1,005,151
  Cash/equipment
   lease/purchase         268,817    26,881      473,118
                       ----------  --------  -----------   ---------
Balance March 31, 1995  7,294,719   729,472   11,675,961     619,478

Net income for FY
 March 31, 1996                                              787,802

Common shares issued
  Dir./off./employee/
   services comp.          45,384     4,538      110,069
  Payment of debt         248,468    24,847      739,090
  Stock options/rights     60,260     6,026      139,624
  Cash/equipment lease/
   purchase               143,378    14,338      308,262
                       ----------  --------  -----------  ----------
Balance March 31, 1996  7,792,209  $779,221  $12,973,006  $1,407,280
                       ==========  ========  ===========  ==========

    The accompanying notes are an integral part of the consolidated financial statements.

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements Of Cash Flows For the Years Ended March 31,


                                    1996         1995         1994
                              ----------   ----------   ----------
Operating activities:
Net income (loss)             $  787,802   $  274,747   $   66,852
Changes in other
operating assets and
liabilities (net):
   Accounts receivable
    and inventory               (262,224)           0            0
   Other assets                     (366)         973         (268)
   Accounts payable              (74,372)     116,241       48,764
   Accrued salaries              (53,050)     267,550      129,750
   Accrued directors' fees       (47,950)      (6,850)       7,860
   Accrued legal fees            (89,473)    (113,257)      14,562
   Accrued liabilities           167,425       (1,260)      49,451
                              ----------    ----------  -----------
   Cash provided (used)
    by operating activities      427,792      538,144      316,971
                              ----------    ----------  -----------
Investing activities:
Advances to Joint Venture
 (Net-Gold Sale Proceeds)     (3,122,766)  (2,884,078)  (1,155,549)
                              -----------  -----------  -----------
Cash provided (used) by
 investing activities         (3,122,766)  (2,884,078)  (1,155,549)
                              -----------  -----------  -----------
Financing activities:
  Net borrowings                 858,466     (508,555)     358,523
  Issuance of common stock     1,346,794    3,384,294      370,427
                              -----------  -----------   ----------
   Cash provided (used)
   by financing activities     2,205,260    2,875,739      728,950
                              -----------  -----------  ----------
Increase (decrease) in cash
 and cash equivalents           (489,714)     529,805     (109,628)

Cash - beg. of year              545,367       15,562      125,190
                              -----------  -----------  -----------
Cash - end of year            $   55,653   $  545,367   $   15,562
                              ===========  ===========  ===========
 The accompanying notes are an integral part of the consolidated financial statements.

        COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
            Notes to Consolidated Financial Statements
                           March 31, 1996

(1) The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, extraction and processing of gold in the
      Republic of El Salvador, Central America.   Gold bullion, the
      Joint Venture's principal product, is produced in El Salvador and sold in the United States. Exploration is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the City of Santa Rosa de Lima. Exploration is also taking place at four other mining properties, all located in the Republic of El Salvador, Central America.

      Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of four gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

(b) The Company, a United States' corporation (incorporated as a Wisconsin corporation in 1962 and consolidated with a Delaware corporation in 1971), presents its consolidated financial statements in U.S. dollars.

(c) The preparation of the financial statements, in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date.

(e) Inventories consist of gold on hand at the El Salvador mill site.

(2)   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of the Company and all of its majority-owned subsidiaries: Homespan Realty Co., Inc. ("Homespan"); Piccadilly Advertising Agency, Inc. ("Piccadilly"); San Luis Estates, Inc. ("SLE"); Universal Developers, Inc. ("UDI"); San Sebastian Gold Mines, Inc. ("Sanseb"); and Mineral San Sebastian, S.A. de C.V. ("Misanse"). The Company does not include in its financial statements the operations of the Joint Venture. Other than the Joint Venture, all significant intercompany accounts and transactions have been eliminated. For further information regarding consolidated subsidiaries see Note 8.

Income Taxes

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

Income (Loss) Per Common Share

Net income per share is calculated based on the weighted average number of common shares issued and outstanding during this fiscal year. The Company does not include in this calculation any common stock equivalent, rights or contingent issuances of common stock.

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported.

If on March 31, 1996, 97,840 option shares would be added assuming that all of the stock options would be exercised, and if these shares would be added on the last day of this fiscal year period to the weighted average calculated number of shares which amounts to 7,368,058, the total number of shares would be 7,465,898, and the profit per share for the fiscal year ended March 31, 1996, would be approximately the same. The same assumptions were used for the same 1995 fiscal period.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint
Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars.

Major Customer

The Joint Venture produces gold and silver. It sells its gold to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture (Note 3).

(3) Commerce/Sanseb Joint Venture ("Joint Venture")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed to explore, exploit, research, and develop adequate gold reserves and then it produced gold from SSGM from 1972 through February 1978.

On September 22, 1987, the Company and Sanseb entered into a joint venture agreement to formalize their relationship with respect to the mining venture and to account for the Company's substantial investment in Sanseb. Under the terms of the agreement, the Company is authorized to supervise and control all of the business affairs of the Joint Venture and has the authority to do all that is necessary to resume mining operations at the SSGM on behalf of the Joint Venture. The net pre-tax profits of the Joint Venture will be distributed as follows: Company 90%; and Sanseb 10%.

The joint venture agreement further provides that the Company has the right to be compensated for its general and administrative expenses in connection with managing the Joint Venture.

Under the joint venture agreement, agreements signed by the Company for the benefit of the Joint Venture create obligations binding upon the Joint Venture.

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

Accounting Matters

The Joint Venture records all costs and expenses as capital items which is reduced by the gold sale proceeds and it will write off these cumulative costs on a unit of production method at such time as it begins producing gold derived from the virgin gold ore. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

Advances to Joint Venture

As of March 31, 1996, the Company's advances were $11,208,809, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $11,799,074.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administration costs to the Joint Venture.

As of March 31, 1996, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87;
  net of gold sale proceeds                        $11,208,809
The Company's initial investment                     3,508,180
Sanseb's investment in the Joint Venture             3,508,180
Sanseb's investment in the mining projects
  and amount due to the Company                     17,503,414
                                                   -----------
Total:                                              35,728,583
Advances by the Company's three subsidiaries           590,265
                                                   -----------
Combined total investment                          $36,318,848
                                                   ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February, 1978 through January, 1987. The present status is that, the Company, since January, 1987, and thereafter, the Joint Venture, since September, 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately one hundred El Salvador, Central American, and United States' citizens. The Company has the right to select six of Misanse's ten directors. (Note 6)

(b)  SSGM Mining Lease

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent equivalent to 5% of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position.
The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application.

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty day's notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

In the event that additional gold ore is discovered, Misanse is required to make proper claim for it under the jurisdiction of the Ministry of Economy of El Salvador's Director of Energy, Mines, and Hydrocarbons, and include it in the present concession. Such addition to the lease is required to be made without any changes to the rental payment, except that the expenses for expanding the concession shall be borne by the Joint Venture.

(c)  Mineral Concession

On January 27, 1987, the Government granted a right to the mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Company and Sanseb.

On July 23, 1987, the Government of El Salvador delivered and granted to the Company's 52% owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvador law, the Joint Venture has the right to export said mineral for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate SSGM. (Reference is made to (h) in this category.)

Effective February 1, 1996, the Government of El Salvador passed a law which will require mining companies to pay to it three percent of its gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site.

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(1) The Joint Venture will pay to 270 former El Salvador employees pursuant to a settlement agreement dated June, 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,208 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one
        (1) year thereafter; and one-third is to be paid two (2) years after the first payment. The sum of 205,214 colones has been paid which reduces the total amount due as of March 31, 1996, to 294,786 colones or U.S. $33,728.

(2) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services;

(3) From the profits earned, 5% of the gross wages paid to the full-time employees shall be paid into a pension fund;

(4) From the profits earned, a sum of 500,000 colones annually (equivalent to $57,208 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture;

(5) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of 5% of its pre-tax profits, but, in any event, not less than a minimum amount equal to 5% of 8% of the total assets;

(6) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvador currency into United States' currency for the payment of its loans, interest, and any other obligations, including the payment of dividends. Presently, there are no restrictions into converting the El Salvador colones into United States' currency.

On November 30, 1987, the El Salvador Minister of Foreign Commerce issued a project approval for the gold mining operation which was ratified on April 15, 1988.

In consideration for the obligations agreed to by the Joint Venture the Government of El Salvador agreed to exempt the Joint Venture from the payment of all import duty, fiscal or municipal taxes whatsoever. The El Salvador Department of Customs refused to recognize this exemption. On November 15, 1993, the Joint Venture's attorneys filed a declaratory proceeding with the El Salvador Constitutional Supreme Court ("Court") informing the Court that the Joint Venture's rights were being violated and that the Court should restrain the Department of Customs from attempting to collect any duty.

On May 18, 1994, the El Salvador Constitutional Supreme Court of Justice declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment guarantee bond in an amount of the Custom's duty until a final decision is made. It is charging the Company a 10% added value tax prior to June 30, 1995, and 13% thereafter which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture intends to export all of its gold.

Gold Reserves

The Joint Venture's geologists have determined that the minable and estimated gold reserves are approximately 15,875,000 tons which should contain 1,680,500 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings.

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), a governmental agency of El Salvador, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments.

Modesto Mine

(a) Real Estate Lease

On August 26, 1994, the Company entered into a fifteen-year lease agreement to lease approximately 30 acres of key vacant land located at the Modesto Mine site, near the City of El Paisnal, El Salvador, at a cost of one thousand colones per manzana per year or approximately U.S. $67 per acre. A condition of the lease was a five-year prepayment provision of 87,500 colones or approximately U.S. $10,011. Also, the Company has a first right of refusal to purchase this land.

(b) Real Estate Ownership

On November 27, 1994, the Company entered into an agreement to purchase approximately 22 acres of land which abuts the land leased at the Modesto Mine site.

(c) Concession

The Joint Venture has acquired an extendible exploration concession from the El Salvador Director of Energy, Mines and Hydrocarbons effective April 5, 1994, and thereafter extended.

San Felipe-El Potosi Mine ("Potosi")

(a) Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the City of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals and under the following basic terms and conditions:

1. The lease payment will be 5% of the gross receipts derived from the production of precious metals from this site which will be payable monthly.

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

(b) Exploration Concession

The exploration concession application was filed on September 6, 1993, with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office, by the owners of the real estate, the Cooperative San Felipe-El Potosi. The concession consists of approximately 6,100 acres.

(4) Real Estate Ownership

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado.
Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate in El Salvador is as follows: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the three other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for other real estate ownership or leases.

(5) Notes Payable and Accrued Interest

                                                  March 31

Notes payable consist of the following:       1996          1995
                                        ----------    ----------
Mortgage and promissory notes
to related parties, interest
ranging from 1% to 4% over
prime rate, but not less than
16%, payable monthly, due on
demand, using  the undeveloped
land, real estate and all other
assets owned by the Company,
its subsidiaries and the Joint
Venture as collateral (Note 6)          $3,084,370    $2,256,834

Other (consists primarily of
short-term notes and accrued
1996 interest  of $262,955
(1995, $242,988.21) issued to
trade creditors and others,
interest of varying  amounts,
in lieu of actual cash payments)           499,110       468,180
                                        ----------    ----------
                         Total:         $3,583,480    $2,725,014
                                        ==========    ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 15 years: 11 years at $67,740 annually ($745,140); and four years at $114,750 annually
($459,000) for a total of $1,204,140.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 1996:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,346,304. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum.

The Company had borrowed, as of March 31, 1996, an aggregate of $342,002, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus 3% per annum. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the shares (70,100) borrowed from him during this fiscal period and it issued 24,096 of its common shares for the payment of interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Prior financial statements have detailed that the President has acquired on December 10, 1993, the ownership of 203 Misanse common shares. In addition, effective as of June, 1995, he personally, for his own account, purchased an additional 264 Misanse common shares from a Misanse shareholder in an arms-length transaction.
Therefore, he presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of March 31, 1996.

The Company leased approximately 3,100 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,145, and beginning on December 1, 1995, the Company increased the amount of space it rents to 4,032 square feet and the monthly rental charge was increased accordingly to
$2,789.   The  annual amount charged for the past three fiscal years is as follows:  1996, $28,316; 1995, $25,740;  and 1994, $25,740.

The same related company provides consulting, administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company. Total charges for these services were as follows: 1996, $7,920; 1995, $7,620; and 1994,
$4,320.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which at March 31, 1996, amounts to $1,175,984; the annual interest rate is 4% plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of March 31, 1996:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $176,985 which bears interest at an annual rate of prime plus 3%, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $76,883 for legal services rendered. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $43,095 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as
the Company's operations are profitable.   The Director fees are
$750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Director fees are fixed at $250 for each meeting. The Directors and Officers have a right to exchange the amount due to them for the Company's common shares.

On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the lowest bid quote reflected in the NASDAQ Monthly Statistical Summaries during a twelve-month period preceding the exercise of this right. As of March 31, 1996, pursuant to the S.E.C. Form 8 Registration Statement effective as of April 4, 1994, the Directors/Officers exercised their rights to purchase 5,048 shares at a price of $2.625 per share in payment of all compensation due to them as of March 31, 1996.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly.

Company Advances to the Joint Venture
                                       Total           Interest
                                      Advances          Charges
                                    -----------      ----------
Balance April 1, 1990               $ 1,625,163      $  252,060
  Year Ended March 31, 1991             718,843         266,107
  Year Ended March 31, 1992             698,793         312,004
  Year Ended March 31, 1993           1,003,617         347,941
  Year Ended March 31, 1994           1,155,549         451,180
  Year Ended March 31, 1995           2,884,078         751,389
  Year Ended March 31, 1996           3,122,766       1,286,739
                                    -----------      ----------
Balance March 31, 1996              $11,208,809      $3,667,420

Advances by three of the Company's
 wholly-owned subsidiaries              590,265               0
                                    -----------      ----------
Total Advances March 31, 1996       $11,799,074      $3,667,420
                                    ===========      ==========
(7)  Commitments

Reference is made to Notes (3), (5), (6) and (14).

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


(9)  Income Taxes

At March 31, 1996, the Company and its subsidiaries have estimated net operating losses remaining in a sum of approximately $5,400,000 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2011.

(10)  Stock Options, Rights, Preferred Stock, and Stock Loans

The following stock options are in existence:

                Expiration    Term with    Option Price    Option
Issue Date         Date       Extensions   Per Share       Shares
- ----------      ----------    ----------   ------------    ------
05/27/94         05/27/97     3 years       $2.00          30,000
05/31/94         05/31/96     2 years       $3.00          10,880
05/31/94         05/31/97     3 years       $2.00          30,000
06/02/94         06/02/96     2 years       $3.00           2,000
06/02/94         06/02/96     2 years       $3.00           1,000
03/22/95         09/22/97    30 months      $4.00          20,710
03/30/96         03/29/98     2 years       $5.00           1,375
03/30/96         03/29/98     2 years       $5.00           1,875
                                                          -------
        Total Options issued and outstanding              $97,840
                                                          =======

To the President - Stock Rights

Reference is made to Note 6, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares at a rate of 6% per annum in advance for a minimum period of two years: a total of 74,300 shares were borrowed through March 31, 1996, and 74,300
restricted common shares were issued in payment.   In addition, a
total of 8,916 restricted common shares were earned for the interest due.

Preferred Stock

The Directors of the Company have the authority to issue an unlimited number of preferred shares. There are 250,000 shares
$0.10 par value of authorized shares; none were issued or outstanding during the two fiscal years ended March 31, 1996 and 1995.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 192,184 were issued and 307,816 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus 4%. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Quarterly Financial Data (Unaudited)

The following is a tabulation of unaudited selected quarterly operating results for March 31, 1996, and March 31, 1995:

                                                        Net Income
                                             Net Income (Loss) Per
                                Revenues(a)   (Loss)(b)    Share
                               ----------    ---------    ------
First quarter       06/30/95   $  299,687    $ 173,459    $  .02
Second quarter      09/30/95      329,240      207,139       .03
Third quarter       12/31/95      355,729      206,487       .03
Fourth quarter      03/31/96      360,604      200,717       .03
                               ----------    ---------     -----
     Total as of    03/31/96   $1,345,260    $ 787,802     $ .11
                               ==========    =========     =====

First quarter       06/30/94   $  174,708    $  31,636     $.005
Second quarter      09/30/94      183,895       42,214      .007
Third quarter       12/31/94      223,475       74,837      .013
Fourth quarter      03/31/95      241,103      126,060      .021
                               ----------    ---------     -----
     Total as of    03/31/95   $  823,181    $ 274,747     $.046
                               ==========    =========     =====

(a)  Includes interest income from Joint Venture

(b) Includes interest expense incurred on funds borrowed and then advanced to the Joint Venture.

(14) Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through March 31, 1996, amounts to approximately $20,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None






                              PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from information under the caption "Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. The information on Executive Officers is contained in Part I,
Item 4(a) of this Form 10-K.

Item 11.  Executive Compensation

The information called for by Item 11 is incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information called for by Item 12 is incorporated by reference from information under the caption "Voting Securities" and "Principal Shareholders and Ownership by Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons beneficially owning greater than ten percent of the outstanding shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to the Company or representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with as required.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  Financial Statements and Schedules

See index to Consolidated Financial Statements, Supplementary Data, Consolidated Financial Statements of the Registrant and its subsidiaries and Financial Schedules in Part II, Item 8 of this report.

Report of Independent Accountants on the
 Financial Statement Schedules . . . . . . . . . . . . . . . . . 78

Schedule IV (1) Indebtedness of Related Parties. . . . . . . . . 79

Schedule IV (2) Indebtedness to Related Parties. . . . . . . . . 80

Schedule X (1) Supplementary Income Statement Information
 March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . .82

(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.            Description of Exhibit                  Page

3.1           Articles of Incorporation of the
              Company (Incorporated by reference to
              the Company's Registration Statement
              No. 2-66932 on Form S-I filed on April
              22, 1980.)

3.2           By-laws of the Company.  (Incorporated
              by reference to Exhibit 3.2 to the
              Company's Form 10-K for the year ended
              March 31, 1993.)

4             Instruments defining the rights of
              security holders, including indentures.

4.1           Subscription Agreement, and Two-Year
              Stock Option (10,000 shares), Robert C.
              Skeen, both dated July 10, 1992
              (Incorporated by reference to Exhibit
              4.10 of the Company's Form 10-K for the
              year ended March 31, 1993.)  Option was
              exercised on July 10, 1995.

4.2           Two-Year Stock Option, Machulak,
              Hutchinson, Robertson, Dwyer & O'Dess,
              S.C., May 11,1992 (Incorporated by
              reference to Exhibit 4.11 of the
              Company's Form 10-K for the year ended
              March 31, 1993.)

4.2(a)        Agreement dated May 13, 1994, to extend
              the Machulak, Hutchinson, Robertson,
              Dwyer & O'Dess, S.C. Stock Option
              expiration date to expire November 11,
              1995.  (Incorporated by reference to
              Exhibit 4.11(a) of the Company's Form
              10-K for the year ended March 31,
              1994.)

4.2(b)        Agreement dated March 14, 1995, to
              extend the Machulak, Hutchinson,
              Robertson, Dwyer & O'Dess, S.C. Stock
              Option expiration date to expire
              February 11, 1996.  50,000 partial
              option exercised, February 27, 1995
              remaining option shares, 50,260 were
              exercised on February 8, 1996.
              (Incorporated by reference to Exhibit
              4.8(b) of the Company's Form 10-K for
              the year ended March 31, 1995.)

4.3           Three-Year Stock Option Agreement dated
              May 27, 1994, (30,000 Shares).
              (Incorporated by reference to Exhibit
              10.14 of the Company's Form 10-K for
              the year ended March 31, 1994.)

4.4           Three-Year Stock Option Agreement dated
              May 31, 1994, (30,000 Shares).
              (Incorporated by reference to Exhibit
              10.15 of the Company's Form 10-K for
              the year ended March 31, 1994.)

4.5           Two-Year Stock Option Agreement dated
              May 31, 1994, (10,880 Shares).
              (Incorporated by reference to Exhibit
              10.16 of the Company's Form 10-K for
              the year ended March 31, 1994.)


4.6           Two-Year Stock Option Agreement dated
              June 2, 1994 (2,000 Shares).
              (Incorporated by reference to Exhibit
              4.12 of the Company's Form 10-K for the
              year ended March 31, 1995.)

4.7           Two-Year Stock Option Agreement dated
              June 2, 1994 (1,000 Shares).
              (Incorporated by reference to Exhibit
              4.13 of the Company's Form 10-K for the
              year ended March 31, 1995.)


4.8           30-Month Stock Option Agreement dated
              March 22, 1995 (20,710 Shares).
              (Incorporated by reference to Exhibit
              4.14  of the Company's Form 10-K for
              the year ended March 31, 1995.)

4.9*          Two-Year Stock Option Agreement dated
              March 30, 1996 (1,375 Shares).                     83

4.10*         Two-Year Stock Option Agreement dated
              March 30, 1996 (1,875 Shares).                     87


9             Voting Trust Agreement--not applicable.

10            Material contracts regarding sale of
              assets and deferred compensation.

10.1          Bonus compensation, Edward L. Machulak,
              February 16, 1987 (Incorporated by
              reference to Exhibit 7 of the Company's
              Form 10-K for the year ended March 31,
              1987.)

10.2          Loan Agreement and Promissory Note,
              Edward L.  Machulak, June 20, 1988
              (Incorporated by reference to Exhibit
              10.2 of the Company's Form 10-K for the
              year ended March 31, 1993.)

10.3          Loan Agreement and Promissory Note,
              Edward L.  Machulak, October 14, 1988
              (Incorporated by reference to Exhibit
              10.3 of the Company's Form 10-K for the
              year ended March 31, 1993.)

10.4          Loan Agreement and Promissory Note,
              Edward L.  Machulak, May 17, 1989
              (Incorporated by reference to Exhibit
              10.4 of the Company's Form 10-K for the
              year ended March 31, 1993.)

10.5          Loan Agreement and Promissory Note,
              Edward L.  Machulak, April 1, 1990
              (Incorporated by reference to Exhibit
              10.5 of the Company's Form 10-K for the
              year ended March 31, 1993.)

10.6          Letter Agreement, Edward L. Machulak,
              October 10, 1989 (Incorporated by
              reference to Exhibit 10.6 of the
              Company's Form 10-K for the year ended
              March 31, 1993.)

10.7          Michael J. Dwyer:  Subscription
              Agreement, February 18, 1993, Security
              Agreement, February 23, 1993,
              Promissory Note, February 23, 1993,
              Two-Year Stock Option, March 26, 1993
              (Incorporated by reference to Exhibit
              10.7 of the Company's Form 10-K for the
              year ended March 31, 1993.)  Option was
              exercised on December 12, 1994.

10.8          Edward L. Machulak:  Subscription
              Agreement, February 18, 1993, Security
              Agreement, February 23, 1993,
              Promissory Note, February 23, 1993
              (Incorporated by reference to Exhibit
              10.8 of the Company's Form 10-K for the
              year ended March 31, 1993.)  This
              promissory note was converted into
              restricted common shares on March 22,
              1996.

10.9          John E. Machulak:  Subscription
              Agreement, February 22, 1993, Security
              Agreement, February 23, 1993,
              Promissory Note, February 23, 1993,
              Two-Year Stock Option, March 26, 1993
              (Incorporated by reference to Exhibit
              10.9 of the Company's Form 10-K for the
              year ended March 31, 1993.)  Option was
              exercised on December 12, 1994. This
              promissory note was converted into
              restricted common shares on March 22,
              1996.

10.10         Loan Agreement and Promissory Note
              dated January 19, 1994.  (Incorporated
              by reference to Exhibit 10.10 of the
              Company's Form 10-K for the year ended
              March 31, 1995.)

10.11         Robert C. Skeen and Lillian M. Skeen:
              Loan Agreement and Promissory Note
              dated February 23, 1994.  (Incorporated
              by reference to Exhibit 10.12 of the
              Company's Form 10-K for the year ended
              March 31, 1994.)

10.11(a)      Robert C. Skeen and Lillian M. Skeen:
              February 23, 1994 Loan Agreement
              Amendment #1 dated May 27, 1994.
              (Incorporated by reference to Exhibit
              10.12(a) of the Company's Form 10-K for
              the year ended March 31, 1994.)

10.11(b)      Robert C. Skeen and Lillian M. Skeen:
              February 23, 1994 Loan Agreement
              Amendment #2 dated July 6, 1994.
              (Incorporated by reference to Exhibit
              10.11(b) of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.11(c)      Robert C. Skeen and Lillian M. Skeen:
              February 23, 1994 Loan Agreement
              Amendment #3 dated August 11, 1994.
              (Incorporated by reference to Exhibit
              10.11(c) of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.11(d)      Robert C. Skeen and Lillian M. Skeen:
              February 23, 1994 Loan Agreement
              Amendment #4 dated March 16, 1995.
              (Incorporated by reference to Exhibit
              10.11(d) of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.11(e)      Robert C. Skeen and Lillian M. Skeen:
              February 23, 1994 Loan Agreement
              Amendment #5 dated March 22, 1995.
              (Incorporated by reference to Exhibit
              10.11(e) of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.12         John A.  O'Brien,  Loan Agreement and
              Promissory Note dated May 10, 1994.
              This exhibit was inadvertently omitted
              in the March 31, 1994, U.S.  Securities
              and Exchange Commission Form 10-K
              filing.  (Incorporated by reference to
              Exhibit 10.12 of the Company's Form
              10-K for the year ended March 31,
              1995.)

10.13         Paul E. Machulak, Loan Agreement and
              Promissory Note dated June 3, 1994.
              (Incorporated by reference to Exhibit
              10.13 of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.13(a)      Paul E.  Machulak, June 3, 1994 Loan
              Agreement Amendment #1 dated March 27,
              1995.  (Incorporated by reference to
              Exhibit 10.13(a) of the Company's Form
              10-K for the year ended March 31,
              1995.)

10.14         John E.  Machulak and Susan R.
              Robertson, Loan Agreement and
              Promissory Note dated June 3, 1994.
              (Incorporated by reference to Exhibit
              10.14 of the Company's Form 10-K for
              the year ended March 31, 1995.)

10.15         Anthony J.  Strigenz, Loan Agreement
              and Promissory Note dated August 11,
              1994.  (Incorporated by reference to
              Exhibit 10.15 of the Company's Form
              10-K for the year ended March 31,
              1995.)

10.16         Elizabeth Ann Strigenz, Loan Agreement
              and Promissory Note dated March 24,
              1995.  (Incorporated by reference to
              Exhibit 10.16 of the Company's Form
              10-K for the year ended March 31,
              1995.)

11*           Schedule of Computation of Net Income
              Per Share.                                         91

13            Annual Report to security holders, Form
              10-Q or Quarterly Report to security
              holders:

              Annual Report for the period ended
              March 31, 1996, will include the Form
              10-K and will be submitted 120 days
              within the fiscal year end.

21*           Subsidiaries of the Company.                       92

23.1*         Consent of the independent auditors of
              the Company.                                       93

99.0          Additional Exhibits

99.1*         Confirmation agreement, General Lumber
              & Supply Co., Inc., April 5, 1996.                 94

99.2*         Confirmation Agreement, Edward L.
              Machulak, April 5, 1996.                          106

99.3*         Confirmation Agreement, Edward L.
              Machulak Rollover Individual Retirement
              Account, April 5, 1996.                           118

99.4*         Confirmation Agreement, Sylvia Machulak
              Rollover Individual Retirement Account,
              April 5, 1996.                                    124

99.5          Concession Agreement Assignment to the
              Company by Misanse (Incorporated by
              reference to Exhibit 1 of the Company's
              Form 10-K for the year ended March 31,
              1988.)

99.6          Other Material Information:
              Restatement of prior period financial
              statements (Incorporated by reference
              to Item 7 of the Company's Form 10-K
              for the year ended March 31, 1989.)

99.7          The El Salvador Constitutional Supreme
              Court of Justice order issued on May
              12, 1994, suspending immediately any
              charges to the Joint Venture for import
              duty taxes of any kind and dated May
              18, 1994 (English and Spanish.)
              (Incorporated by reference to Exhibit
              28.6 of the Company's Form 10-K for the
              year ended March 31, 1994.)

99.8          Form S-8 Registration Statement
              effective date April 4, 1994, File No.
              33-77226.  (Incorporated by Reference
              as this S-8 Registration has been
              filed.)

99.9(d)(1)*   Certified financial statements
              Commerce/Sanseb Joint Venture for the
              fiscal year ending March 31, 1996.                134

99.10(d)(2)   Individual financial statements of
              majority-owned companies have been
              omitted because these companies do not
              constitute a significant or material
              contribution to the Company.

     COMMERCE GROUP CORP.  FORM 10-K - MARCH 31, 1996

                              PART IV

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1996.

                            COMMERCE GROUP CORP.
                            (Company)


                            By:  /s/Edward L.  Machulak
                                 -------------------------------
                                 Edward L. Machulak Director,
                                 Chairman of the Board of Directors,
                                 Member of Executive Committee,
                                 Director-Emeritus, President,
                                 Treasurer, Chief Executive,
                                 Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

          Name                 Office                  Date

/s/ Edward L. Machulak    Director, Chairman of     April 30, 1996
- ----------------------    the Board of Directors    --------------
Edward L. Machulak        Member of Executive Committee,
                          Director-Emeritus, President
                          and Treasurer

/s/ Edward A. Machulak    Director, Member of       April 30, 1996
- ----------------------    Executive Committee,      --------------
Edward A. Machulak        Executive Vice President
                          and Secretary

/s/ Clayton H. Tebo       Director                  April 30, 1996
- ----------------------                              --------------
Clayton H. Tebo

   REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT
                            SCHEDULES



Our report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 1996, 1995, 1994, 1993 and 1992, is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

In our opinion, the consolidated financial statement information and schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein, all in accordance with accounting principles generally accepted in the United States.

REDLIN AND ASSOCIATES
Certified Public Accountants



Milwaukee, Wisconsin
April 13, 1996