Form 10-Q
period 1996-06-30
COMMERCE GROUP CORP /DE/
filed 1996-08-14
CIK 109757

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                               or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,096,765 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of August 1, 1996.

                      COMMERCE GROUP CORP.

                           FORM 10-Q

           FOR THE FIRST QUARTER ENDED JUNE 30, 1996

                             INDEX

                PART  I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets June 30, 1996 and March
         31, 1996

         Consolidated Statements of Operations Three Months
         Ended June 30, 1996, and 1995

         Consolidated Statements of Cash Flows
         Three Months Ended June 30, 1996, and 1995

         Consolidated Statements of Changes in Shareholders'
         Equity Three Months Ended June 30, 1996, and Year
         Ended March 31, 1995

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

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Reports on Form 8-K and Exhibits

         Registrant's Signature Page

         COMMERCE GROUP CORP. AND CONSOLIDATED
        SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                 June 30,1996    March 31, 1996
                                  (Unaudited)        (Audited)
                                 ------------    --------------
                               ASSETS
                               ------

Current assets
  Cash                          $   236,586      $    55,653
  Investments                       198,982          198,982
  Accounts receivable                63,064          143,476
  Inventories                        91,149          118,748
  Prepaid items                       3,199              986
                                -----------      -----------
   Total current assets             592,980          517,845

Real estate (Note 4)              1,179,836        1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                        12,618,493       11,799,074
Investment in Joint Venture
 (Note 3)                         7,016,360        7,016,360
                                -----------      -----------
   Total assets                 $21,407,669      $20,513,115
                                ===========      ===========

                            LIABILITIES
                            -----------

Current liabilities
  Accounts payable              $   201,538      $   148,051
  Notes and accrued
   interest payable to
   related parties (Note 5)       3,010,660        3,084,370
  Notes and accrued interest
   payable to others (Note 5)       489,765          499,110
  Accrued salaries                1,235,528        1,204,140
  Accrued directors' fees             2,000                0
  Accrued legal fees                 99,050           76,883
  Other accrued expenses            345,964          341,054
                                -----------      -----------
   Total liabilities              5,384,505        5,353,608

Commitments and contingencies
(Notes 3, 5, 6, 7, 10 and 14)

                      SHAREHOLDERS' EQUITY

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  1996-none; 1995-none
  (Note 10)                     $         0      $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  June 30, 1996  - 8,078,265        807,827
  March 31, 1996 - 7,792,209                         779,221
Additional paid in capital       13,588,025       12,973,006
Retained earnings (deficit)       1,627,312        1,407,280
                                -----------      -----------
  Total shareholders' equity     16,023,164       15,159,507
                                -----------      -----------
  Total liabilities and
    shareholders' equity        $21,407,669      $20,513,115
                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months Ended June 30 (Unaudited)





                                         1996           1995
Revenues:                         -----------    ------------
 Campground income                $    22,025    $    21,157
 Interest income                           19          2,622
 Interest income Related Joint
  Venture (Notes 6 & 11)              351,169        275,908
                                  -----------    -----------
    Total revenue                     373,213        299,687

Expenses:
 General, administrative and
  campground expenses                  19,074         30,584
 Interest expense                     134,107         95,644
                                  -----------    -----------
    Total expenses                    153,181        126,228
                                  -----------    -----------

Net income (loss) from operations     220,032        173,459
 Credit (charge) for income taxes           0              0
                                  -----------    -----------
Net income (loss)                 $   220,032    $   173,459
                                  ===========    ===========

Net income (loss) per share
 (Note 2)                         $       .03    $       .02
                                  ===========    ===========
Average number of shares
 outstanding (Note 2)               7,877,123      7,294,719
                                  ===========    ===========
Fully diluted income per common
 share (Note 2)                   $       .03    $       .02
                                  ===========    ===========
Weighted average diluted number of
shares assuming all rights and
options were exercised on
June 30, 1996 and June 30, 1995     7,981,383      7,580,047
                                  ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

     COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended June 30 (Unaudited)




                                         1996           1995
                                  -----------    -----------

Operating Activities:
 Net income (loss)                $   220,032    $   173,459
Changes in other operating assets
and liabilities (net):
 Accounts receivable                   80,412
 Inventory                             27,599
 Other assets                          (2,213)        (1,896)
 Accounts payable                      53,487        336,205
 Accrued salaries                      31,388         31,388
 Accrued directors' fees                2,000          1,900
 Accrued legal fees                    22,167          2,647
 Accrued liabilities                    4,910          4,898
 Accrued interest                      (4,361)         5,289
                                  ------------   ------------
  Cash provided (used) by
  operating activities                435,421        553,890

Investing activities:
 Advances to Joint Venture           (819,419)    (1,165,258)
 Investment in Joint Venture                0              0
                                  ------------   ------------
  Cash provided (used) by
  investing activities               (819,419)    (1,165,258)
                                  ------------   ------------
Financing activities:
 Net borrowings                       (78,694)       100,555
 Issuance of common stock             643,625              0
                                  ------------   ------------
  Cash provided (used) by
  financing activities                564,931        100,555
                                  ------------   ------------
  Increase (decrease) in cash and
  cash equivalents                    180,933       (510,813)

Cash and cash equivalents -
beginning of period                    55,653        545,367
                                  ------------   ------------
Cash and cash equivalents -
end of period                     $   236,586    $    34,554
                                  ============   =============






  The accompany notes are an integral part of the consolidated financial statements.

      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Three Months Ended
      June 30, 1996 and for the Year Ended March 31, 1996

                                       Common Stock
                                       ------------
                                                 Capital in     Retained
                          Number                 Excess of      Earnings
                        of Shares   Par Value    Par Value      (Deficit)
                        ---------   ---------   -----------     ---------
Balance 03/31/95        7,294,719    729,472    $11,675,961       619,478
Net Income for FY
 03/31/96                                                         787,802
Common Shares Issue- FY
 03/31/96                 497,490     49,749      1,297,045
                        ---------   --------    -----------    ----------
Balances 03/31/96       7,792,209    779,221     12,973,006     1,407,280
Net Income First Quarter
03/31/96                                                          220,032
Common Shares Issued
this period               286,056     28,606         615,019
                        ---------   --------     -----------   ----------
Balances 06/30/96       8,078,265   $807,827     $13,588,025   $1,627,312
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

If on June 30, 1996, the 83,960 option shares, the 15,200 borrowed shares, and the 5,100 shares due for accrued interest were combined, they would total 104,260 shares. These shares added to the weighted average calculated number of shares of 7,877,123 would amount to 7,981,383, and the profit per share for the period ended June 30, 1996, would be approximately the same. The same assumptions were used for the same period in 1995.

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

Advances to Joint Venture

As of June 30, 1996, the Company's advances, net of gold sale proceeds, were $12,028,228, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $12,618,493.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administration costs to the Joint Venture.

As of June 30, 1996, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87;
 net of gold sale proceeds                     $12,028,228
The Company's investment in the Joint Venture    3,508,180
Sanseb's investment in the Joint Venture         3,508,180
Sanseb's investment in the mining projects and
 amount due to the Company                      17,954,532
                                              ------------
Total:                                          36,999,120
Advances by the Company's three subsidiaries       590,265
                                               -----------
Combined total investment                      $37,589,385
                                               ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.

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

On July 23, 1987, the Government of El Salvador delivered and granted to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvador law, the Joint Venture has the right to export said minerals for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM. (Reference is made to the last two paragraphs in this category.)

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

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(1) The Joint Venture will pay to 270 former El Salvador employees pursuant to a settlement agreement dated June 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,208 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment. The sum of 241,467 colones has been paid which reduces the total amount due as of June 30, 1996, to 258,533 colones or U.S. $29,580.

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

(5) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of 5% of its pre-tax profits, but, in any event, not less than a minimum amount equal to 5% of 8% of the total assets; and

(6) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvador currency into United States' currency for the payment of its loans, interest, and any other obligations, including the payment of dividends. Presently, there are no restrictions into converting the El Salvador colones into United States' currency.

On November 30, 1987, the El Salvador Minister of Foreign
Commerce issued a project approval for the gold mining operation which was ratified on April 15, 1988.

In consideration for the obligations agreed to by the Joint Venture, the Government of El Salvador agreed to exempt the Joint Venture from the payment of all import duty, fiscal or municipal taxes whatsoever. The El Salvador Department of Customs refused to recognize this exemption. On November 15, 1993, the Joint Venture's attorneys filed a declaratory proceeding with the El Salvador Constitutional Supreme Court of Justice ("Supreme Court") informing the Supreme Court that the Joint Venture's rights were being violated and that the Supreme Court should restrain the Department of Customs from attempting to collect any duty.

On May 18, 1994, the Supreme Court declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment guarantee bond in an amount of the Custom's duty until a final decision is made. It is charging the Company a 13% added value tax which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture is exporting all of its gold.

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

(4)  Real Estate Ownership

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate in El Salvador is as follows: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the three other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for other real estate ownership or leases.

(5)   Notes Payable and Accrued Interest


Notes payable consist of the following    June 30, 1996    March 31, 1996
                                          -------------    --------------

Mortgage and promissory notes to
related parties, interest ranging from
1% to 4% over prime rate, but not less
than 16%, payable monthly, due on
demand, using  the undeveloped land,
real estate and all other assets owned
by the Company,  its subsidiaries and
the Joint Venture as collateral (Note
6)                                           $3,010,660      $3,084,370


Other (consists primarily of
short-term notes and accrued interest
of $263,691 as of June 30, 1996 (March
31, 1996, $262,955) issued to trade
creditors and others, interest of
varying  amounts, in lieu of actual
cash payments)                                  489,765         499,110
                                             ----------      ----------

Total:                                       $3,500,425      $3,583,480
                                             ==========      ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 15 years and three months: 11 years at $67,740 annually ($745,140); and four years and three months at $114,750 annually ($487,688) for a total of $1,232,828.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 1996:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,481,732. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum.

The Company had borrowed, as of June 30, 1996, an aggregate of $355,827, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus 3% per annum. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 15,200 common shares from him since April 1, 1996, and it owes him 5,100 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June
30, 1996.

The Company leases approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office at a monthly rental charge of $2,789.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at June 30, 1996, amounts to $944,126 the annual interest rate is 4% plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of June
30, 1996:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $184,139 which bears interest at an annual rate of prime plus 3%, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $99,050 for legal services rendered. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $44,836 which bears interest at an annual rate of 16% payable monthly.

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


Company Advances to the Joint Venture      Total Advances     Interest
Balance April 1, 1990                      $ 1,625,163       $  252,060
 Year Ended March 31, 1991                     718,843          266,107
 Year Ended March 31, 1992                     698,793          312,004
 Year Ended March 31, 1993                   1,003,617          347,941
 Year Ended March 31, 1994                   1,155,549          451,180
 Year Ended March 31, 1995                   2,884,078          751,389
 Year Ended March 31, 1996                   3,122,766        1,286,739
 First Quarter Ended June 30, 1996             819,419          351,169
                                           -----------       ----------
Balance June 30, 1996                      $12,028,228       $4,018,589
Advances by three of the Company's
wholly-owned subsidiaries                      590,265                0
                                           -----------       ----------
Total Advances June 30, 1996               $12,618,493       $4,018,589
                                           ===========       ==========

(7)  Commitments

Reference is made to Notes (3), (5), (6) and (13).

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

(9)  Income Taxes

At June 30, 1996, the Company and its subsidiaries have estimated net operating losses remaining in a sum of approximately $4,347,244 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2012.

(10)  Stock Options, Rights, Preferred Stock, and Stock Loans

The following stock options are in existence:
            Expiration   Term with   Option Price   Option
Issue Date    Date       Extensions    Per Share    Shares
- ----------   --------    ----------    ---------    ------
 05/27/94    05/27/97      3 years       $2.00      30,000
 05/31/94    05/31/97      3 years       $2.00      30,000
 03/22/95    09/22/97     30 months      $4.00      20,710
 03/30/96    03/29/98      2 years       $5.00       1,375
 03/30/96    03/29/98      2 years       $5.00       1,875
                                                    ------
Total Options issued and outstanding                83,960
                                                    ======
Stock Rights

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

Reference is made to Note 6, whereas the Directors and Officers have a right to exchange their fees and/or salaries in payment for the Company's common shares.

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

Preferred Stock

The Directors of the Company have the authority to issue an unlimited number of preferred shares. There are 250,000 shares
$0.10 par value of authorized shares; none are issued or outstanding.

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

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court of Justice should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador Customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through June 30, 1996, amounts to approximately $20,000.

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

Item 2.  Management's Discussion and Analysis of  Financial
         Condition and Results of Operations

The following discussion provides information on the results of operations for the two periods ended June 30, 1995 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Current Status

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity, it encountered inconsistencies which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; metallurgical differences had to be resolved; the rainy season was unusually severe (Hurricane Cesar/Douglas); the head grade variances; and problems were encountered with the handling of the separation of the coarse material in the tailings.

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

Results of Operations for the First Quarters Ended June 30,
1996 Compared to June 30, 1995

For the three months ended June 30, 1996, the total revenues amounted to $373,213 compared to revenues of $299,687 for the same period in 1995. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. In the first quarter of 1996, the interest charged to the Joint Venture by the Company was $351,169 compared to $275,908 for the same period in 1995, for an increase of $75,261 (27%) which results from the advances to the Joint Venture being increased to $12,028,228 (1996) from $9,251,301
(1995) (30%) and an increase in the prime interest rate which affects the rate of interest charged.

The campground operating, general and administrative expenses for the first quarter period ended June 30, 1996, were $19,074 compared to $30,584 for the same 1995 period. The decrease in expenses resulted from there being no extraordinary filing fees.

Interest expense for this first quarter (1996) amounted to $134,107 compared to $95,644 for the same 1995 period for an increase of ($38,463) (40%) and was due to an increase in the interest rates and debt.

The net profit for the period ended June 30, 1996, was $220,032 compared to a profit for the period ended June 30, 1995 of $173,459 an increase of $46,573 (27%).

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production.

On June 11, 1996, the Company accepted a letter of intent from National Securities Corporation, an investment banking and brokerage firm of Seattle, Washington, to act as the exclusive private placement agent on a best efforts basis in connection with the proposed placement of debentures of the Company in the aggregate principal amount of $20,000,000 and 1,500,000 warrants secured by gold ore reserves of equal value. The Debentures and the Warrants shall hereinafter be referred to collectively as the "Securities." The Securities will only be offered to "accredited investors" pursuant to Regulation D of the General Rules and Regulations under the Securities Act of 1933, as amended. The Debentures will mature 5 years after issuance and shall have an interest rate of 12% per annum payable annually in arrears. The Company has filed a S.E.C. Form 8-K providing the details of this funding arrangement.

Assuming the entire amount will be funded, the funds will be used for the construction of an open-pit, heap-leaching operation processing facility at its SSGM site at an estimated cost of $13 million, for the expansion of its SCMP facilities at an estimated cost of $2 million, and the balance of the funds will be used for drilling, working capital, and transaction expenses. However, it will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold ore reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances:
$819,419 in this first quarter. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to continue to retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September, 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $12,618,493 to the Joint Venture, exclusive of gold sale proceeds.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's first quarter ended June 30, 1996 were derived from the various sources including related parties as follows:

Funding Sources                           From
                                  ---------------------
                                  Related      Other
                                  Parties     Sources        Total
                                  ---------   ---------   -----------
Accounts payable & accruals etc.  $111,090    $104,299    $  215,389
Notes payable                      (73,710)     (4,984)      (78,694)
Equity                             225,000     418,625       643,625
Net income                                     220,032       220,032
                                  ---------   ---------   -----------
Totals                            $262,380    $737,972    $1,000,352
Increase in cash & cash
 equivalents                                  (180,933)     (180,933)
                                  ---------   ---------   -----------
Advances to the Joint Venture     $262,380    $557,039    $  819,419
                                  =========   ==========  ===========

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs.
The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past. In turn, then it can advance the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of the SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the five exploration targets for the purpose of increasing its gold ore reserves should be $10 million. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September, 1987 through June 30, 1996, the Company has advanced to the Joint Venture, the sum of $12,028,228 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $12,618,493. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair and modernization of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

This report describes the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the technical SCMP problems will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton per day heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the acquirement of a crushing system.

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

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume operations of the SCMP and SSGM and to continue the exploration of its other mining prospects. Reference is made to the disclosure of the Company's entering into an agreement with an investment banking and brokerage firm which has demonstrated its abilities to obtain funds for other businesses. The filing of Securities and Exchange Commission Form 8-K on or about June 11, 1996, describes in detail the agreement to acquire the contemplated capital.

Item 1.  Legal Proceedings

         There is no adverse litigation that could materially affect the Company.

Item 2.  Changes in Securities

         Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None, except those routine business matters included in the proxy statement dated August 2, 1996, relating to an annual meeting of shareholders to be held on September 27, 1996.

Item 5.  Other Information

         None.

Item 6.  Reports on Form 8-K

         A filing was made on or about June 11, 1996.

         Exhibits

         Exhibit No.      Description of Exhibit      Page
         -----------      ----------------------      ----

              1           Securities and Exchange
                          Commission Form 8-K
                          filed on or about June 11,
                          1996.

                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMERCE GROUP CORP.
                         Registrant/Company


                         /s/ Edward L. Machulak
                         __________________________________
Date:  August 10, 1996   Edward L. Machulak
                         President, Chief Executive, Operating
                         and Financial Officer and Treasurer