Form 10-Q
period 1996-09-30
COMMERCE GROUP CORP /DE/
filed 1996-11-12
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30,  1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
8,101,865 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 1996.

                       COMMERCE GROUP CORP.

                           FORM 10-Q

        FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 1996

                             INDEX

                PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          September 30, 1996 and March 31, 1996 . . . . . . . . . .3

          Consolidated Statements of Operations
          Six Months Ended September 30, 1996, and 1995 . . . . . .4

          Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1996, and 1995 . . . . . .5

          Consolidated Statements of Changes in
          Shareholders' Equity Six Months Ended September
          30, 1996, and Year Ended March 31, 1996 . . . . . . . . .6

          Notes to Consolidated Financial Statements. . . . . . . .7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . 21

          Liquidity and Capital Resources . . . . . . . . . . . . 23

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 27

Item 2.   Change in Securities . . . . . . . . . . . . . . . . . .27

Item 3.   Default Upon Senior Securities . . . . . . . . . . . . .27

Item 4.   Submission of Matters to a Vote of Security Holders . . 27

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . 27

Item 6.   Reports on Form 8-K and Exhibits . . . . . . . . . . . .27

          Registrant's Signature Page . . . . . . . . . . . . . . 28

        COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                    September 30, 1996     March 31, 1996
                                        (Unaudited)           (Audited)
                                    ------------------     --------------

                             ASSETS
                             ------

Current assets
 Cash                                 $   240,159             $    55,653
 Investments                              194,888                 198,982
 Accounts receivable                       84,789                 143,476
 Inventories                               87,802                 118,748
 Prepaid items                              2,718                     986
                                      -----------             -----------
  Total current assets                    610,356                 517,845

Real estate (Note 4)                    1,179,836               1,179,836
Advances to Joint Venture Net of
 Gold Sale Proceeds (Note 3)           13,352,449              11,799,074
Investment in Joint Venture (Note 3)    7,016,360               7,016,360
                                      -----------             -----------
 Total assets                         $22,159,001             $20,513,115
                                      ===========             ===========

                          LIABILITIES
                          -----------

Current liabilities
 Accounts payable                     $   485,224             $   148,051
 Notes and accrued interest payable
  to related parties (Note 5)           3,136,831               3,084,370
 Notes and accrued interest payable
  to others (Note 5)                      494,621                 499,110
 Accrued salaries                       1,266,915               1,204,140
 Accrued directors' fees                    4,500                       0
 Accrued legal fees                       116,013                  76,883
 Other accrued expenses                   326,575                 341,054
                                      -----------              ----------
  Total liabilities                     5,830,679               5,353,608

Commitments and contingencies
(Notes 3, 5, 6, 7, 10, 13 and 14)


                      SHAREHOLDERS' EQUITY


Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 September 1996-none;
 March 1996-none (Note 10)            $         0             $         0

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 September 30, 1996  - 8,101,865          810,187
 March 31, 1996 -7,792,209                                        779,221
Additional paid in capital             13,640,215              12,973,006
Retained earnings (deficit)             1,877,920               1,407,280
                                      -----------             -----------
 Total shareholders' equity            16,328,322              15,159,507
                                      -----------             -----------
 Total liabilities and shareholders'
  equity                              $22,159,001             $20,513,115
                                      ===========             ===========

 The accompanying notes are an integral part of the consolidated financial statements.

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended September 30, 1996 and 1995 (Unaudited)

                              Three       Three
                              Months      Months
                              Ended       Ended        Six         Six
                             (Second     (Second      Months      Months
                              Quarter     Quarter     Ended       Ended
                             09/30/96    09/30/95    09/30/96    09/30/95
                            ---------   ---------   ---------   ---------
Revenues:
 Campground income          $  19,990   $  18,749   $  42,015   $  39,906
 Interest income                    0           1          19       2,623
 Interest income Related
  Joint Venture (Note 3)      381,768     310,490     732,937     586,398
                            ---------   ---------   ---------   ---------
  Total revenue               401,758     329,240     774,971     628,927

Expenses:
 General, administrative
  and campground expenses      20,738      21,204      39,812      51,788
 Interest expense             130,412     100,897     264,519     196,541
                            ---------   ---------   ---------   ---------
  Total expenses              151,150     122,101     304,331     248,329
                            ---------   ---------   ---------   ---------
Net income (loss) from
 operations                   250,608     207,139     470,640     380,598
 Credit (charge) for income
  taxes                             0           0           0           0
                            ---------   ---------   ---------   ---------
Net income (loss)           $ 250,608   $ 207,139   $ 470,640   $ 380,598
                            =========   =========   =========   =========
Net income (loss) per share
 (Note 2)                   $     .03   $     .03   $     .06   $     .05
                            =========   =========   =========   =========
Weighted average shares
 outstanding (Note 2)       7,987,334   7,299,010   7,987,334   7,299,010
                            =========   =========   =========   =========
Fully diluted income per
 common share (Note 2)      $     .03   $     .03   $     .06   $     .05
                            =========   =========   =========   =========
 number of shares (Note 2)  8,118,926   7,567,490   8,118,926   7,567,490
                            =========   =========   =========   =========


     The accompanying notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      Six  Months Ended September 30, 1996 and 1995 (Unaudited)

                                            1996            1995
                                        ----------    -------------
Operating Activities:
 Net income (loss)                      $ 470,640     $    380,598
Net changes in other operating
 assets and liabilities:
 Accounts receivable                       58,687                0
 Inventory                                 30,946                0
 Other assets                               2,362           (1,387)
 Accounts payable                         337,173          668,867
 Accrued salaries                          62,775           62,775
 Accrued directors' fees                    4,500            7,990
 Accrued legal fees                        39,130           11,184
 Accrued liabilities                      (14,479)         (12,118)
 Accrued interest                           5,144           10,513
  Cash provided (used) by operating    -----------      -----------
   activities                             996,878        1,128,422

Investing activities:
 Advances to Joint Venture             (1,553,375)      (1,989,731)
 Investment in Joint Venture                    0                0
  Cash provided (used) by investing    -----------      -----------
   activities                          (1,553,375)      (1,989,731)
                                       -----------      -----------
Financing activities:
 Net borrowings                            42,828          206,040
 Issuance of common stock                 698,175          146,263
  Cash provided (used) by financing    -----------      -----------
   activities                             741,003          352,303
  Increase (decrease) in cash and      -----------      -----------
   cash equivalents                       184,506         (509,006)

Cash and cash equivalents -
 beginning of period                       55,653          545,367
                                       -----------      -----------
Cash and cash equivalents -
 end of period                           $240,159     $     36,361
                                       ===========    =============
Supplemental disclosure of cash flow
 information: Income taxes paid or
 accrued                                 $   None     $       None


         The accompany notes are an integral part of the consolidated financial statements.

      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Six Months Ended
    September 30, 1996 and for the Year Ended March 31, 1996

                                        Common Stock
                      ---------------------------------------------------

                                                Capital in     Retained
                      Number of                 Excess of      Earnings
                        Shares     Par Value    Par Value      (Deficit)
                      ----------   ---------   -----------    -----------
Balance 03/31/95       7,294,719    729,472    $11,675,961    $   619,478
Net Income for FY
 03/31/96                                                         787,802
Common Shares Issued-
 FY 03/31/96             497,490     49,749      1,297,045
                       ---------   --------    -----------     ----------
Balances 03/31/96      7,792,209    779,221     12,973,006      1,407,280
Net Income Second
 Quarter 09/30/96                                                 470,640
Common Shares Issued
 this period             309,656     30,966        667,209
                       ---------   --------    -----------     ----------
Balances 09/30/96      8,101,865   $810,187    $13,640,215     $1,877,920
                       =========   ========    ===========     ==========







     The accompanying notes are an integral part of the consolidated financial statements.

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
            Notes to Consolidated Financial Statements
                        September 30, 1996


(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, extraction and processing of gold in the Republic of El Salvador, Central America. Gold bullion, the Joint Venture's principal product, is produced in El Salvador and sold in the United States. Exploration, exploitation and development is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the City of Santa Rosa de Lima. Exploration is also taking place at four other mining properties, all located in the Republic of El Salvador, Central America.

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

(d) Accounts receivable consist of gold bullion shipped to the refinery, which payment is dependent on the settlement date.

(e)  Inventories consist of gold on hand at the SCMP mill site.

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

If on September 30, 1996, the 83,960 option shares, the 36,100 borrowed shares, and the 11,532 shares due for accrued interest were combined, they would total 131,592 shares. These shares added to the weighted average calculated number of shares of 7,987,334 would amount to 8,118,926, and the profit per share for the period ended September 30, 1996, would be approximately the same. The same assumptions were used for the same period in 1995.

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

Advances to Joint Venture

As of September 30, 1996, the Company's advances, net of gold sale proceeds, were $12,762,184, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $13,352,449.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administration costs to the Joint Venture.

As of September 30, 1996, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87;
 net of gold sale proceeds                      $12,762,184
The Company's investment in the Joint Venture     3,508,180
Sanseb's investment in the Joint Venture          3,508,180
Sanseb's investment in the mining projects and
 amount due to the Company                       18,422,404
                                                -----------
Total                                            38,200,948
Advances by the Company's three subsidiaries        590,265
                                                -----------
Combined total investment                       $38,791,213
                                                ===========
SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area. The Company is currently active in attempting to obtain adequate financing for the proposed SSGM open-pit, heap-leaching operations and for the drilling programs on each of its mining sites. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the SSGM area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.

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

In the event that additional gold ore is discovered, Misanse is required to make proper claim for it under the jurisdiction of the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office, and include it in the present concession. Such addition to the lease is required to be made without any changes to the rental payment, except that the expenses for expanding the concession shall be borne by the Joint Venture.

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

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(1) The Joint Venture will pay to 270 former El Salvador employees pursuant to a settlement agreement dated June 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,208 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment. The sum of 311,167 colones has been paid which reduces the total amount due as of September 30, 1996 to 188,833 colones or U.S. $21,606.

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

Gold Reserves

The Joint Venture's geologists have determined that the minable and estimated gold ore reserves are approximately 15,875,000 tons which should contain 1,680,500 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings.

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

Modesto Mine

(a)  Real Estate Lease

On August 26, 1994, the Company entered into a fifteen-year lease agreement to lease approximately 30 acres of key vacant land located at the Modesto Mine site, near the City of El Paisnal, El Salvador, at a cost of one thousand colones per manzana per year or approximately U.S. $67 per acre. A condition of the lease was a five-year prepayment provision of 87,500 colones or approximately U.S. $10,011. On August 31, 1996, the Company purchased this parcel of land.

(b)  Real Estate Ownership

On November 27, 1994, the Company purchased approximately 22 acres of land which abuts the land formerly leased at the Modesto Mine site.

(c)  Concession

The Joint Venture believes that it has an extendible exploration concession from the El Salvador Director of Energy, Mines and Hydrocarbons effective April 5, 1994, and thereafter extended.

San Felipe-El Potosi Mine ("Potosi") and its extension, the El
Capulin Mine ("Capulin")

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

(5) Notes Payable and Accrued Interest


Notes payable consist
 of the following                 Sept. 30, 1996      March 31, 1996


Mortgage and promissory
notes to related parties,
interest ranging from 1% to
4% over prime rate, but not
less than 16%, payable
monthly, due on demand,
using  the undeveloped land,
real estate and all other
assets owned by the Company,
its subsidiaries and the
Joint Venture as collateral
(Note 6)                           $3,136,831           $3,084,370


Other (consists primarily of
short-term notes and accrued
interest of $268,099 as of
September 30, 1996 (March
31, 1996, $262,955).                  494,621              499,110
                                   ----------           ----------

Totals                             $3,631,452           $3,583,480
                                   ==========           ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 15 years and six months:
11 years at $67,740 annually ($745,140); and four years and six months at $114,750 annually ($516,375) for a total of $1,261,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 1996:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,532,429. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum.

The Company had borrowed an aggregate of $370,371, including accrued interest, from the Company's President's Rollover Individual
Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus 3% per annum, payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 36,100 common shares from him since April 1, 1996, and it owes him 11,532 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of September 30, 1996.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at September 30, 1996, amounts to $955,696 the annual interest rate is 4% plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of September 30, 1996:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $191,666 which bears interest at an annual rate of prime plus 3%, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $116,013 for legal services rendered. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $46,669 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as
the Company's operations are profitable.   The Director fees were
$750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Director fees were fixed at $250 for each meeting. On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the lowest bid quote reflected in the NASDAQ Monthly Statistical Summaries during a twelve-month period preceding the exercise of this right.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation. When full production commences, these capitalized costs will be charged as an expense based on a virgin ore per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly.


Company Advances
 (Net of Gold Sale Proceeds)
  to the Joint Venture              Total Advances     Interest
                                    --------------     --------
Balance April 1, 1990               $  1,625,163    $   252,060
 Year Ended March 31, 1991               718,843        266,107
 Year Ended March 31, 1992               698,793        312,004
 Year Ended March 31, 1993             1,003,617        347,941
 Year Ended March 31, 1994             1,155,549        451,180
 Year Ended March 31, 1995             2,884,078        751,389
 Year Ended March 31, 1996             3,122,766      1,286,739
 Second Quarter Ended
  September 30, 1996                   1,553,375        732,937
                                     -----------     ----------
Balance September 30, 1996           $12,762,184     $4,400,357
Advances by three of the Company's
 wholly-owned subsidiaries               590,265              0
                                     -----------     ----------
Total Advances September  30, 1996   $13,352,449     $4,400,357
                                     ===========     ==========

(7)  Commitments

Reference is made to Notes (3), (5), (6), (7), (10), (13) and (14).

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

(9)  Income Taxes

At September 30, 1996, the Company and its subsidiaries have estimated net operating losses remaining in a sum of approximately $4,347,244 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2012.

(10)  Stock Options, Rights, Preferred Stock, and Stock Loans

The following stock options are in existence:

  Issue         Expiration     Term With    Option Price    Option
  Date            Date        Extensions    Per Share       Shares
--------        --------      ----------    ------------   --------
05/27/94        05/27/97        3 years        $2.00        30,000
05/31/94        05/31/97        3 years        $2.00        30,000
03/22/95        09/22/97       30 months       $4.00        20,710
03/30/96        03/29/98        2 years        $5.00         1,375
03/30/96        03/29/98        2 years        $5.00         1,875
                                                            ------
          Total Options issued and outstanding              83,960
                                                            ======

Stock Rights

Reference is made to Note 6, Related Party Transactions, which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares.

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

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 195,684 were issued and 304,316 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus 4%. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court of Justice should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador Customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through September 30, 1996, amounts to approximately $20,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the two periods ended September 30, 1995 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs. First, it has commenced a limited production of gold by processing the SSGM tailings at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the four gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Montemayor Mine, and the Modesto Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP. On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Peace definitely prevails.

Current Status

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day (tailings at a rate of 400 tons per
day, after retrofitting, etc. is achieved).   While the Joint
Venture did achieve at times to operate the mill to its full capacity, it encountered inconsistencies which compelled it to operate the mill at a lower production rate than its anticipated 400 tons per day. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate it; substantial modifications had to be made; metallurgical differences had to be resolved; the rainy season was unusually severe (Hurricane Cesar/Douglas); there were head grade variances; and problems were encountered with the handling of the separation of the coarse material in the tailings.

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

Results of Operations for the Second Quarter  Ended September 30,
1996 Compared to September 30, 1995

For the six months ended September 30, 1996, the total revenues amounted to 774,971 compared to revenues of $628,927 for the same period in 1995. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the second quarter of 1996, the interest charged to the Joint Venture by the Company was $732,937 compared to $586,398 for the same period in 1995, for an increase of $146,539 (25%) which results from the advances to the Joint Venture being increased to $12,762,184 (1996) from $10,075,774 (1995) (27%) however, there was a slight decrease in the prime interest rate which affects the rate of interest charged.

The campground operating and general and administrative expenses through the second quarter period ended September 30, 1996, were $39,812 compared to $51,788 for the same 1995 period. The decrease in expenses resulted from there being no extraordinary filing fee/charges.

Interest expense for this second quarter (1996) amounted to $264,519 compared to $196,541 for the same 1995 period for an increase of ($67,978) (35%) and was due to a substantial increase in the notes payable.

The net profit for the six month period ended September 30, 1996, was $470,640 compared to a profit for the period ended September 30, 1995 of $380,598 an increase of $90,042 (24%).

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production.

On June 11, 1996, the Company accepted a letter of intent from National Securities Corporation, an investment banking and brokerage firm headquartered in Seattle, Washington, to act as the exclusive private placement agent on a best efforts basis in connection with the proposed placement of debentures of the Company in the aggregate principal amount of $20,000,000 and 1,500,000 warrants secured by gold ore reserves of equal value. The Debentures and the Warrants shall hereinafter be referred to collectively as the "Securities." The Securities will only be offered to "accredited investors" pursuant to Regulation D of the General Rules and Regulations under the Securities Act of 1933, as amended. The Debentures will mature 5 years after issuance and shall have an interest rate of 12% per annum payable annually in arrears. The Company has filed a S.E.C. Form 8-K providing the details of this funding arrangement.

Assuming the entire amount will be funded, the funds will be used for the construction of an open-pit, heap-leaching operation processing facility at its SSGM site at an estimated cost of $13 million, for the expansion, equipment and improvement of its SCMP facilities at an estimated cost of $2 million, and the balance of the funds will be used for drilling, working capital, and transaction expenses. However, it will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold ore reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances: $1,553,376 through the second quarter. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which will add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to continue to retrofit and expand the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September, 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $13,352,449 to the Joint Venture, exclusive of gold sale proceeds.

Advances to the Joint Venture

Advances to the Joint Venture through the Company's second quarter ended September 30, 1996 were derived from the various sources including related parties as follows:

Funding Sources                             From
                                    ------------------
                                    Related      Other
                                    Parties     Sources      Total
                                    --------    --------    --------
Accounts payable & accruals etc.   $219,913  $  306,325   $  526,238
Notes payable                        52,461      (9,633)      42,828
Equity                              225,000     473,175      698,175
Net income                                      470,640      470,640
                                   --------  ----------   ----------
Totals                             $497,374  $1,240,507   $1,737,881
Increase in cash & cash
 equivalents                                   (184,506)    (184,506)
                                   --------  ----------    ---------
Advances to the Joint Venture      $497,374  $1,056,001   $1,553,375
                                   ========  ==========   ==========

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past. In turn, then it can advance the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of the SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the five exploration targets for the purpose of increasing its gold ore reserves should be about $10 million. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September 1987 through September 30, 1996, the Company has advanced to the Joint Venture, the sum of $12,762,184 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $13,352,449. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization, and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

This report describes the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold during the past six months ($388,257), therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the technical SCMP corrections will permit it to reach its goal of processing 400 tons of tailings each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton per day heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the acquirement of a crushing system.

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

Insurance

The Joint Venture has in existence insurance through an El Salvador insurance company with the following general coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage may be increased accordingly.

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

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 27, 1996, the Company held its annual meeting of shareholders. The following three items were voted upon by the shareholders at the meeting:

         Proposal I was the election of one Class I Director of the
         Company: Clayton H. Tebo, for a term of three years expiring at the annual meeting of shareholders to be held in 1999. The proposal electing this Director passed with votes of 6,935,807 "for" and 69,354
         "withheld authority" respectively.

         Proposal II was to ratify the appointment of Redlin and Associates as the Company's independent public accountants for its fiscal year ended March 31, 1997.
         The proposal passed with votes of 6,962,190 "for";
         26,031 "against"; and 16,940 "abstaining."

         Proposal from the floor was to ratify the acts of the Directors and Officers, including all related party transactions. This proposal passed with votes of 7,005,161 "for"; and none "against."

Item 5.  Other Information

         None.

Item 6.  Reports on Form 8-K

         (a) No exhibits are filed with this Form 10-Q

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the second quarter period ended September 30, 1996.


                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMERCE GROUP CORP.
                             Registrant/Company


                             ____________________________________
Date: November 2,  1996      Edward L. Machulak
                             President, Chief Executive, Operating
                             and Financial Officer and Treasurer