Form 10-Q
period 1996-12-31
COMMERCE GROUP CORP /WI/
filed 1997-01-17
CIK 109757

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                           FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31,  1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
8,323,415 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 1996.

                      COMMERCE GROUP CORP.

                           FORM 10-Q

         FOR THE SECOND QUARTER ENDED DECEMBER 31, 1996

                             INDEX

                PART  I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         December 31, 1996 and March 31, 1996. . . . . . . . . . .3

         Consolidated Statements of Operations
         Nine Months Ended December 31, 1996, and 1995 . . . . . .4

         Consolidated Statements of Cash Flows
         Nine Months Ended December 31, 1996, and 1995 . . . . . .5

         Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended December 31, 1996, and Year Ended
         March 31, 1996 . . . . . . . . . . . . . . . . . . . . . 6

         Notes to Consolidated Financial Statements. . . . . . . .7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . 21

         Liquidity and Capital Resources . . . . . . . . . . . . 23

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 27

Item 2.  Change in Securities . . . . . . . . . . . . . . . . .  27

Item 3.  Default Upon Senior Securities . . . . . . . . . . . .  27

Item 4.  Submission of Matters to a Vote of Security Holders . . 27

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 27

Item 6.  Reports on Form 8-K and Exhibits . . . . . . . . . . .  27

         Registrant's Signature Page . . . . . . . . . . . . . . 27

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS




                             December 31, 1996      March 31, 1996
                                (Unaudited)           (Audited)
                            ------------------      --------------

                             ASSETS
                             ------

Current assets
  Cash                         $   164,008             $    55,653
  Investments                      194,888                 198,982
  Accounts receivable              126,555                 143,476
  Inventories                       84,698                 118,748
  Prepaid items                      2,208                     986
                               -----------             -----------
    Total current assets           572,357                 517,845

Real estate (Note 4)             1,179,836               1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                       14,212,316              11,799,074
Investment in Joint Venture
 (Note 3)                        7,016,360               7,016,360
                               -----------             -----------
   Total assets                $22,980,869             $20,513,115
                               ===========             ===========

                            LIABILITIES
                            -----------

Current liabilities
  Accounts payable             $   277,870             $   148,051
  Notes and accrued interest
   payable to related parties
   (Note 5)                      3,441,801               3,084,370
  Notes and accrued interest
   payable to others (Note 5)      638,644                 499,110
  Accrued salaries               1,311,915               1,204,140
  Accrued directors' fees            7,550                       0
  Accrued legal fees               128,395                  76,883
  Other accrued expenses           142,899                 341,054
                               -----------             -----------
   Total liabilities             5,949,074               5,353,608

Commitments and contingencies
(Notes 3, 5, 6, 7, 10, 13 and 14)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  December 1996-none;
  March 1996-none (Note 10)    $         0             $         0

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  December 31, 1996-8,323,415      832,342
  March 31, 1996-7,792,209                                 779,221
Additional paid in capital      14,062,604              12,973,006
Retained earnings (deficit)      2,136,849               1,407,280
                               -----------             -----------
  Total shareholders' equity    17,031,795              15,159,507
  Total liabilities and        -----------             -----------
   shareholders' equity        $22,980,869             $20,513,115
                               ===========             ===========

            The accompanying notes are an integral part
             of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
    Third Quarter and Nine Months Ended December 31, 1996 and 1995
                             (Unaudited)

                          Three Month Comparison      Nine Months Ended
                               December 31,              December 31,

                              1996        1995          1996         1995
                        ----------   ----------   ----------   ----------
Revenues:
 Campground income      $   11,914   $   13,011   $   53,930   $   52,917
 Interest income                19           46           38        2,669
 Interest income
  Related Joint Venture
  (Notes 6 & 11)           405,603      342,672    1,138,540      929,070
                        ----------  -----------  -----------   ----------
   Total revenue           417,536      355,729    1,192,508      984,656

Expenses:
 General, administrative
  and campground expenses   16,210       13,988       56,022       65,776
 Interest expense          142,398      135,254      406,917      331,795
                        ----------   ----------   ----------   ----------
   Total expenses          158,608      149,242      462,939      397,571
Net income (loss) from  ----------   ----------   ----------   ----------
 operations                258,928      206,487      729,569      587,085
Credit (charge) for
 income taxes                    0            0            0            0
                        ----------   ----------   ----------   ----------
Net income (loss)       $  258,928   $  206,487   $  729,569   $  587,085
                        ==========   ==========   ==========   ==========
Net income (loss) per
 share (Note 2)         $      .03   $      .03   $      .09   $      .08
                        ==========   ==========   ==========   ==========
Average number of shares
 outstanding (Note 2)    8,038,344    7,319,069    8,038,344    7,319,609
                        ==========   ==========   ==========   ==========
Fully diluted income
 per common share
 (Note 2)               $      .03   $      .03   $      .09   $      .08
                        ==========   ==========   ==========   ==========
Weighted average diluted
 number of shares
 (Note 2)                8,434,718    7,597,065    8,434,718    7,597,065
                        ==========   ==========   ==========   ==========

             The accompanying notes are an integral part
              of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended December 31, 1996 and 1995 (Unaudited)




                                          1996                1995
                                          ----                ----

Operating Activities:
 Net income (loss)                   $   729,569          $   587,085
Changes in other operating assets
 and liabilities (net):
 Other assets                             53,843                 (876)
 Accounts payable                        129,819              316,521
 Accrued salaries                        107,775               94,163
 Accrued directors' fees                   7,550                6,350
 Accrued legal fees                       51,512               19,776
 Accrued liabilities                    (198,155)              10,131
                                     ------------         ------------
  Cash provided (used)
   by operating activities               881,913            1,033,150

Investing activities:
 Advances to Joint Venture            (2,413,242)          (2,559,984)
  Cash provided (used)               ------------         ------------
   by investing activities            (2,413,242)          (2,559,984)
                                     ------------         ------------
Financing activities:
 Net borrowings                          496,965              752,540
 Issuance of common stock              1,142,719              346,183
  Cash provided (used) by            ------------         ------------
   financing activities                1,639,684            1,098,723
  Increase (decrease) in cash        ------------         ------------
   and cash equivalents                  108,355             (428,111)

Cash and cash equivalents -
 beginning of period                      55,653              545,367
                                     ------------          -----------
Cash and cash equivalents -
 end of period                       $   164,008          $   117,256
                                     ============         ============
Supplemental disclosure of cash
 flow information:
 Income taxes paid or accrued        $     None           $      None


                 The accompany notes are an integral part of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the Nine Months Ended
          December 31, 1996 and for the Year Ended March 31, 1996



                                           Common Stock
                         -----------------------------------------------
                                               Capital in     Retained
                         Number of     Par      Excess of     Earnings
                           Shares     Value     Par Value     (Deficit)
                         ---------   -------   ----------    -----------
Balance 03/31/95         7,294,719   729,472   $11,675,961   $   619,478
Net Income for
 FY 03/31/96                                                     787,802
Common Shares Issued-
 FY 03/31/96               497,490    49,749     1,297,045
                         ---------   -------   -----------   -----------
Balances 03/31/96        7,792,209   779,221    12,973,006     1,407,280
Net Income Third Quarter
 12/31/96                                                        729,569
Common Shares Issued
 this period               531,206    53,121     1,089,598
                         ---------  --------   -----------   -----------
Balances 12/31/96        8,323,415  $832,342   $14,062,604   $ 2,136,849
                         =========  ========   ===========   ===========


               The accompanying notes are an integral part
                of the consolidated financial statements.

(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, extraction and processing of gold in the Republic of El Salvador, Central America. Gold bullion, the Joint Venture's principal product, is produced in El Salvador and sold in the United States. Exploration, exploitation, development and leach pad preparation are taking place at the San Sebastian Gold Mine ("SSGM") which is located near the City of Santa Rosa de Lima. Exploration is also taking place at four other mining properties, all located in the Republic of El Salvador, Central America.

     Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of four gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations at the SSGM.

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

(d) Accounts receivable consist of gold bullion shipped to the refinery, which payment is due on the settlement date.

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

If on December 31, 1996, the 323,360 option shares, the 53,900 borrowed shares, and the 19,114 shares due for accrued interest were combined, they would total 396,374 shares. These shares added to the weighted average calculated number of shares of 8,038,344 would amount to 8,434,718, and the profit per share on a fully diluted basis for the period ended December 31, 1996, would be approximately the same as the profit on a non-diluted basis. The same assumptions were used for the same period in 1995.

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

Accounting Matters

The Joint Venture records all costs and expenses as capital items which is reduced by the gold sale proceeds and it will write off these cumulative costs on a unit of production method at such time as it is in full production. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

Advances to Joint Venture

As of December 31, 1996, the Company's advances, net of gold sale proceeds, were $13,622,051, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $14,212,316.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administration costs to the Joint Venture.

As of December 31, 1996, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87;
 net of gold sale proceeds                     $13,622,051
The Company's investment in the Joint Venture    3,508,180
Sanseb's investment in the Joint Venture         3,508,180
Sanseb's investment in the mining projects and
 amount due to the Company                      18,902,469
                                               -----------
Total                                           39,540,880
Advances by the Company's three subsidiaries       590,265
                                               -----------
Combined total investment                      $40,131,145
                                               ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area. The Company is currently active in attempting to obtain adequate financing for the proposed SSGM open-pit, heap-leaching operations for the purchase of additional equipment and expenses of the SCMP and for the drilling programs on each of its mining sites. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the SSGM area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.

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

On May 18, 1994, the Supreme Court declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could ultimately deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment guarantee bond in an amount of the Custom's duty until a final decision is made. It is charging the Company a 13% added value tax which is refundable to the extent of 6% of the value of the Joint Venture's exports. The Joint Venture is exporting all of its gold.

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

(5) Notes Payable and Accrued Interest

Notes payable consist
 of the following               Dec. 31, 1996     March 31, 1996
                                -------------     --------------

Mortgage and promissory
notes to related parties,
interest ranging from 1% to
4% over prime rate, but not
less than 16%, payable
monthly, due on demand,
using  the undeveloped land,
real estate and all other
assets owned by the Company,
its subsidiaries and the
Joint Venture as collateral
(Note 6)                           $3,441,801        $3,084,370


Other (consists primarily of
short and long-term secured
and unsecured notes and
accrued interest of $277,193
as of December 31, 1996
(March 31, 1996, $262,955).


                                      638,644           499,110
                                   ----------        ----------
Totals                             $4,080,445        $3,583,480
                                   ==========        ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary since April 1, 1981 (15 years and nine months: 11 years at $67,740 annually ($745,140); four years and six months at $114,750 annually ($516,375) and three months at $13,750 ($41,250) for a total of $1,302,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 1996:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,712,201. To evidence this debt, the Company has issued its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus 2%, but not less than 16% per annum.

The Company had borrowed an aggregate of $385,509, including accrued interest, from the Company's President's Rollover Individual
Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus 4% per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus 3% per annum, payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 53,900 common shares from him since April 1, 1996, and it owes him 19,114 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him (at least 200,000 shares) for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of December 31, 1996.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at December 31, 1996, amounts to $1,096,014 the annual interest rate is 4% plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of December 31, 1996:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $199,500 which bears interest at an annual rate of prime plus 3%, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of approximately $128,395 for legal services rendered. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $48,577 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as
the Company's operations are profitable.   The Director fees were
$750 for each quarterly meeting and $250 for attendance at any other Directors' meeting. The Executive Committee Director fees were fixed at $250 for each meeting. On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the lowest bid quote reflected in the NASDAQ Monthly Statistical Summaries during a twelve-month period preceding the exercise of this right. Effective November 1, 1996, the quarterly Directors' fees are $1,200 and the monthly Executive Committee Director and Director fees effective October 1, 1996, are $400 per meeting.

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


Company Advances
 (Net of Gold Sale Proceeds)
  to the Joint Venture             Total Advances      Interest
----------------------------       --------------   -----------
Balance April 1, 1990              $  1,625,163     $   252,060
 Year Ended March 31, 1991              718,843         266,107
 Year Ended March 31, 1992              698,793         312,004
 Year Ended March 31, 1993            1,003,617         347,941
 Year Ended March 31, 1994            1,155,549         451,180
 Year Ended March 31, 1995            2,884,078         751,389
 Year Ended March 31, 1996            3,122,766       1,286,739
 Through the Third Quarter
  Ended December 31, 1996             2,413,242       1,138,540
                                    -----------      ----------
Balance December 31, 1996           $13,622,051      $4,805,960
Advances by three of the Company's
 wholly-owned subsidiaries              590,265               0
                                    -----------      ----------
Total Advances December 31, 1996    $14,212,316      $4,805,960
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

(10)  Stock Options, Rights, Preferred Stock, and Stock Loans

The following stock options are in existence:

 Issue       Expiration     Term with      Option Price      Option
  Date          Date        Extensions      Per Share        Shares
--------     ----------     ----------     ------------     --------
05/27/94      05/27/97       3 years           $2.00         30,000
05/31/94      05/31/97       3 years           $2.00         30,000
03/22/95      09/22/97      30 months          $4.00         20,710
03/30/96      03/29/98       2 years           $5.00          1,375
03/30/96      03/29/98       2 years           $5.00          1,875
10/01/96      10/01/99       3 years           $3.00         22,500
12/09/96      12/08/00       4 years           $3.00          3,000
12/11/96      12/10/00       4 years           $3.00         75,000
12/14/96      12/13/00       4 years           $3.00         83,900
12/27/96      12/27/00       4 years           $3.00         30,000
12/31/96      12/31/00       4 years           $3.00         25,000
                                                            -------

 Total Options issued and outstanding                       323,360
                                                            =======

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

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 198,884 were issued and 301,116 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus 4%. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court of Justice should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador Customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through December 31, 1996, amounts to approximately $20,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the two periods ended December 31, 1995 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing four separate programs. First, it has commenced a limited production of gold by processing the SSGM tailings at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the four gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Montemayor Mine, and the Modesto Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration and expansion of the SCMP. On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Peace definitely prevails.

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

Results of Operations for the Third Quarter Ended December 31, 1996 Compared to December 31, 1995

For the nine months ended December 31, 1996, the total revenues amounted to $1,192,508 compared to revenues of $984,656 for the same period in 1995. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the third quarter of 1996, the interest charged to the Joint Venture by the Company was $1,138,540 compared to $929,070 for the same period in 1995, for an increase of $209,470 (23%) which results from the advances to the Joint Venture being increased to $13,622,051 (1996) from $11,208,809 (1995) (for an increase of
$2,413,242 or 22%) however, there was a slight decrease in the prime interest rate which affects the rate of interest charged.

The campground operating and general and administrative expenses through the third quarter period ended December 31, 1996, were $56,022 compared to $65,776 for the same 1995 period. The decrease in expenses resulted from there being no extraordinary filing fee/charges.

Interest expense for this third quarter (1996) amounted to $406,917 compared to $331,795 for the same 1995 period for an increase of ($75,122) (23%) and was due to an increase in the notes payable.

The net profit for the nine month period ended December 31, 1996, was $729,569 compared to a profit for the period ended December 31, 1995 of $587,085 an increase of $142,484 (24%).

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production to sustain the SCMP and all of the exploration projects.

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

Assuming the entire amount will be funded, the funds will be used for the construction of an open-pit, heap-leaching operation and as a processing facility at its SSGM site at an estimated cost of $13 million, for the expansion, equipment and improvement of its SCMP facilities at an estimated cost of $2 million, and the balance of the funds will be used for diamond or reverse circulation drilling on all of the mines, working capital, and transaction expenses. However, it will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a protracted period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold ore reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances: $2,413,242 through the third quarter. The Company believes that these advances significantly contributed to the value of the SSGM, the SCMP, and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which will add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to continue to retrofit and expand the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September, 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $14,212,316 to the Joint Venture, exclusive of gold sale proceeds.

Advances to the Joint Venture

Advances to the Joint Venture through the Company's third quarter ended December 31, 1996 were derived from the various sources including related parties as follows:

Funding Sources                             From
                                  -----------------------
                                   Related     Other
                                   Parties    Sources       Total
                                  --------  -----------  ----------
Accounts payable, accruals, etc.  $165,371  $  (13,027)  $  152,344
Notes payable and accrued interest 357,431     139,534      496,965
Equity                             399,344     743,375    1,142,719
Net income                                     729,569      729,569
                                  --------  -----------  -----------
Totals                            $922,146  $1,599,451   $2,521,597
Increase in cash & cash
 equivalents                                  (108,355)    (108,355)
                                  --------  ------------ -----------
Advances to the Joint Venture     $922,146  $1,491,096   $2,413,242
                                  ========  ============ ===========

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

From September 1987 through December 31, 1996, the Company has advanced to the Joint Venture, the sum of $13,622,051 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $14,212,316. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization, and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, for the purchase of real estate at the Modesto Mine, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

This report describes the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold during the past nine months ($645,930), therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the technical SCMP corrections will permit it to reach its goal of processing 400 tons of tailings each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton per day heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production based on gold selling at $390 an ounce. The selling price of gold presently is approximately $355 an ounce. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the acquirement of a crushing system.

Employees

The Joint Venture employs approximately 325 full-time persons from El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) at its United States' corporate headquarters.

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

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None since the Annual Shareholders' Meeting held on September 27, 1996. The details of this meeting were reported in the September 30, 1996 U.S. Securities and
         Exchange Commission Form 10-Q.

Item 5.  Other Information

         None.

Item 6.  Reports on Form 8-K

         (a) No exhibits are filed with this Form 10-Q

         (b) Reports on Form 8-K:

         As of the date of this filing, there were no reports on Form 8-K filed during the third quarter period ended
         December 31, 1996.

                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMERCE GROUP CORP.
                         Registrant/Company


                         /s/Edward L. Machulak
                         _________________________________________
Date: January 13,  1997  Edward L. Machulak
                         President, Chief Executive, Operating and
                         Financial Officer and Treasurer