Form 10-K
period 1996-03-31
COMMERCE GROUP CORP /WI/
filed 1997-05-20
CIK 109757

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

                           Industry Segments
                           -----------------

1. Unaffiliated Sales                       Year Ended March 31,

Industry        Location             1996         1995          1994
------------    -------------  ----------   ----------   -----------
Mining          El Salvador    $        0   $        0   $         0
Campground      Missouri, USA      55,692       54,600        54,804
Real Estate     Colorado, USA           0        9,000             0

2. There Were No Intersegment Sales

3. Total Revenues                           Year Ended March 31,

Industry        Location              1996         1995         1994
------------    -------------  -----------  ----------- ------------
Mining          El Salvador    $         0  $         0 $          0
Campground      Missouri, USA       55,692       54,600       54,804
Real Estate     Colorado, USA            0        9,000            0
Other           Delaware/Wis.,
                USA              1,289,568      759,581      453,160
                               -----------  -----------  -----------
                     Total:    $ 1,345,260  $   823,181  $   507,964

4. Operating Profit (Loss)                  Year Ended March 31,

Industry        Location              1996         1995         1994
------------    -------------  -----------  -----------  -----------
Mining          El Salvador    $         0  $         0  $         0
Campground      Missouri, USA       (6,741)      (7,336)      (8,325)
Real Estate     Colorado, USA            0        7,676            0
Interest Income El Salvador/
                Delaware
                Wisconsin, USA     794,543      274,407       75,177
                               -----------  -----------  -----------
                     Total:    $   787,802  $   274,747  $    66,852

5. Identifiable Assets                      Year Ended March 31,

Industry        Location              1996         1995         1994
------------    -------------  -----------  -----------  -----------
Mining          El Salvador    $18,838,770  $15,692,668  $12,808,590
Campground      Missouri, USA    1,135,500    1,135,500    1,135,500
Real Estate     Colorado, USA       21,000       21,000       22,325
Corporate Assets                   517,845      768,305      238,148
                               -----------  -----------  -----------
                     Total:    $20,513,115  $17,617,473  $14,204,563

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

                                Executive
                Age as of     Offices Held       Period Served
    Name      March 31, 1996  With Company(1)    In Office (2)
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

(10)  Stock Options, Rights, Preferred Stock, and Stock Loans

The following stock options are in existence:

                Expiration    Term with    Option Price    Option
Issue Date         Date       Extensions   Per Share       Shares
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

/s/ Edward L. Machulak    Director, Chairman of     April 30, 1996
----------------------    the Board of Directors    --------------
Edward L. Machulak        Member of Executive Committee,
                          Director-Emeritus, President
                          and Treasurer

/s/ Edward A. Machulak    Director, Member of       April 30, 1996
----------------------    Executive Committee,      --------------
Edward A. Machulak        Executive Vice President
                          and Secretary

/s/ Clayton H. Tebo       Director                  April 30, 1996
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