Form 10-K
period 1997-03-31
COMMERCE GROUP CORP /WI/
filed 1997-06-30
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1997

                   Commission File Number 1-7375

                        COMMERCE GROUP CORP.

       (Exact name of registrant as specified in its charter)

          DELAWARE                                39-6050862
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                        6001 North 91st Street
                   Milwaukee, Wisconsin 53225-1795
         (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code: (414) 462-5310

      Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each class                 on which registered
          -------------------                ----------------------
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the quote of the NASDAQ Small Cap Issue on May 13, 1997, was approximately $17,023,171.

Common shares outstanding as of March 31, 1997, were 9,193,042.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                            COMMERCE GROUP CORP.
                        1997 FORM 10-K ANNUAL REPORT
                  For the Fiscal Year Ended March 31, 1997

                             TABLE OF CONTENTS

                                                                    Page

Glossary of Mining and Financial Terms . . . . . . . . . . . . . . . 3

                                  PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . 7
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . .29
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . .47
Item 4.     Submission of Matters to a Vote of Security Holders. . .48
Item 4(a).  Executive Officers of the Company. . . . . . . . . . . .48

                                  PART II

Item 5.     Market for the Company's Common Equity and Related
            Stockholders' Matters  . . . . . . . . . . . . . . . . .50
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . .51
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .51
Item 8.     Financial Statements and Supplementary Data. . . . . . .57
Item 9.     Changes in and Disagreements on Accounting and
            Financial Disclosure   . . . . . . . . . . . . . . . . .79

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant . . .79
Item 11.    Management Remuneration and Transactions . . . . . . . .79
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . .79
Item 13.    Certain Relationships and Related Transactions . . . . .79

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .80

The Company will furnish a copy of any exhibit filed as a part of this report to any shareholder of record upon receipt of a written request from such person and payment of the Company's reasonable expenses for furnishing such exhibit. Requests should be made to the Assistant Secretary of the Company at the address set forth on the cover page of this report.

This document includes certain "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included herein, including without limitation, statements regarding potential mineralization and reserves, exploration results, and future plans and objectives of Commerce Group Corp. ("Commerce"), are forward-looking statements that involve various risks and uncertainties. There can be no assurance that such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such statements. Important factors that could cause actual results to differ materially from Commerce's expectations are disclosed under various sections of this and other documents filed from time to time with the United States Securities and Exchange Commission, the Boston Stock Exchange, Inc., and the National Association of Security Dealers Automated Systems.

Glossary of Mining and Financial Terms

Adit - horizontal or nearly horizontal passage driven from the surface for the working or unwatering of a mine. If driven through the hill or mountain to the surface on the opposite side it would be a tunnel. A passage driven into a mine from the side of a hill.

Agitated leaching - vigorous stirring of pulp in a tank by low-pressure air or mechanical means to prevent settlement used in the leaching of gold and other minerals from finely ground aqueous suspension in which oxygen is essential to chemical reaction, for example, the cyanide process.

Breccia - fragmental rock, the components of which are angular, and therefore, it is distinguished from a conglomerate in that its components are not waterworn. There are friction or fault breccias, talus breccias, and eruptive breccias. Any rock formation essentially composed of uncemented, or loosely consolidated, small angular-shaped fragments.

Carbon adsorption - extracting dissolved gold and silver from solvents in which soluble complexes of gold and silver physically adhere to activated carbon particles.

CIL - carbon-in-leach, a process for the recovery of gold from the ore. Ore is ground finely and mixed with a dilute sodium-cyanide solution to dissolve the gold which is absorbed onto carbon. The gold enriched carbon is stripped of the gold and the gold is recovered either through electrolysis or precipitation.

CIP - carbon-in-pulp, a process similar to CIL except that the ore is leached with cyanide prior to carbon loading.

Contained ounces - estimate of the total number of ounces of gold contained in an ore body, a portion of which are not recoverable.

Country rock - rock traversed by or adjacent to an ore deposit. Applied to the rocks surrounding and penetrated by mineral veins or invaded by and surrounding an igneous intrusion. The rock in which a mineral deposit or an intrusion is enclosed.

Cross section or cross cut - profile portraying an interpretation of a vertical section of the earth explored by geophysical and/or geological methods. A cutting or a section across. A section at right angles to, especially the longer axis of anything.

Dore - gold and silver bullion which remains in a cupelling furnace after the lead has been oxidized and skimmed off. An unrefined bar of bullion containing an alloy of gold, silver and impurities.

Drill rig - a drill machine complete with all tools and accessory equipment needed to drill boreholes.

Drilling - act or process of making a circular hole with a drill. Use of a compressed-air rock drill to prepare rock for blasting. The operation of making deep holes with a drill for prospecting, exploration, or valuation.

  Blasthole drilling - drilling of holes in rock to insert an explosive charge. The drill holes are usually 3-8 meters apart. The blast breaks up the rock so it can be dug out.

  Diamond drilling - drilling with a hollow bit which has a diamond cutting rim to produce a cylindrical core that is used for geological study and assays. Used in exploration.

  Infill drilling - drilling at shorter intervals between holes, used to provide greater geological detail and to help establish reserve estimates.

  Rotary drilling - drilling with a bit that breaks the rock into chips rather than core. Faster and cheaper than diamond drilling, the chips are forced by water and air to the surface of examination.

  Reverse circulation drilling - type of rotary drilling that uses a double-walled drill pipe. Compressed air, water, or other drilling medium is forced down the space between the two pipes to the drill bit and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Dump material - spoil heap at the surface of a mine stored for further reclamation.

Electrowinning - recovery of metal from an ore by means of electrochemical processes.

Extraction - process of mining and removal of ore from a mine. The separation of a metal or valuable mineral from an ore or concentrate.

Fire assay - assaying of metallic ores, usually gold and silver, by methods requiring a furnace heat. It commonly involves the processes of scorification, cupellation, etc.

Flotation - method of mineral separation in which a froth created in water by a variety of reagents floats some finely crushed minerals, whereas other minerals sink.

Footwall - wall or rock under a vein. It is called the floor in bedded deposits. Opposite wall from hanging wall. the underside of vein or lens in relation to dip of ore deposit. In metal mining, that part of the country rock which lies below the ore deposit.

Grade - classification of an ore according to the desired or worthless material in it or according to value.

Hanging wall -  rock on the upper side of a mineral vein or deposit.

Heap leaching - economical process used for the recovery of ore.   Ore is
placed in a heap on an impermeable pad and cyanide is sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals.

Heap leach pad ("heap") - large, impermeable foundation or pad used as a base for ore during heap leaching. The leach solution is collected and does not escape from the circuit.

Leach - to wash or to drain by percolation. To dissolve minerals or metals out of the ore, as by the use of cyanide or chlorine solutions, acids, or water.

Leaching - removal in solution of the more soluble minerals by percolating waters. Extracting soluble metallic compound from an ore by selectively dissolving it in a suitable solvent. The solvent is usually recovered by precipitation of the metal or by other methods.

Leach material - material sufficiently mineralized to be economically recoverable by selectively dissolving the wanted mineral in a suitable solvent.

Leach pad - pad used as base for ore; the pad prevents the leach solution from escaping and can be used continually.

Leach pile - mineralized materials stacked so as to permit wanted minerals to be effectively and selectively dissolved by application of suitable solute.

Merrill-Crowe process - process utilized to recover soluble gold and silver values from a sodium-cyanide leaching solution by precipitating with zinc dust after the leaching solution is clarified and deoxygenated by vacuum treatment.

Metric conversion -
  1 acre = 0.4047 hectare
  1 foot = 0.3048 meters
  1 mile = 1.6093 kilometers
  1 ton = 0.9072 tonne
  1 troy ounce = 31.1034 grams
  1 ounce per ton = 34.2848 grams per tonne

Mill -reducing plant where ore is concentrated and/or metals recovered. The whole mineral treatment plant in which crushing, wet grinding, and further treatment of the ore is conducted.

Mineralization - process of converting or being converted into a mineral, as a metal into an oxide, sulfide, etc. The processes taking place in the earth's crust resulting in the formation of valuable minerals or ore bodies.

Mineralized zone - mineral-bearing belt or area extending across or through a district. It is usually distinguished from a vein or lode as being wide, the mineralization extending in some cases hundreds of feet from a fissure of contact plane.

Mining lease - legal contract for the right to work a mine and extract the mineral or other valuable deposits from it under prescribed conditions of time, price, rental or royalties. Also called mineral lease.

Open-pit mining - form of operation designed to extract minerals that lie near the surface.

Ore reserves -the term is usually restricted to ore of which the grade and tonnage have been established with reasonable assurance by drilling and other means. The total tonnage and average value of proved ore, plus the total tonnage and value (assumed) of the probable ore.

Ounce - troy ounce, which is equivalent to 31.1034 grams

Pyrites - the term pyrites as frequently used, literally, means a mineral that strikes fire. It is applied to any of a number of metallic-looking sulfides, of which iron pyrites (pyrite) are the most common.

Recovery - amount of gold ore metal, expressed in weight or money per ton which is obtained from the treatment of ore.

Shaft - excavation of limited area compared with its depth, made for finding or mining ore or ventilating underground workings. The term is often specifically applied to approximately vertical shafts, as distinguished from an incline or inclined shaft. A shaft in metal mining may be sunk upon a vein, even if the inclination is but slight.

Stope - excavation from which ore has been excavated in a series of steps. Usually applied to highly inclined or verticle veins. To excavate ore in a vein by driving horizontally upon it a series of workings, one immediately over the other, or vice versa. Each horizontal working is called a stope. Also workings in a mine, or the activity by which ore is broken from blocks in ore reserves and other areas.

Sulfate - a salt or an ester of sulfuric acid, of which most of the salts except those of barium, lead, strontium, and calcium are fairly soluble in water.

Sulfide - a compound of sulfur with more than one element. A salt or an ester of hydrogen sulfide. Except for the sulfides of the alkali metals, the metallic sulfides are usually insoluble in water and occur in many cases as minerals.

Tailings - material removed from a milling circuit after separation of the valuable minerals.

Waste material - a part of the ore deposit too low in grade to be of economic value at the time, but this material may be stored separately in the hope that it can be profitably treated later.

Winze - a vertical or inclined opening , or excavation, connecting two levels in a mine, differing from a raise only in construction. A winze is sunk underhand and a rise is put up overhand. When the connection is completed, and one is standing at the top, the opening is referred to as a winze, and when at the bottom, as a raise, or rise. Also, it is usually a connection between two levels, and is sunk in the ore body; interior mine shaft.

                                   PART I


Item 1.  Business

Introduction

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is a developmental stage Delaware corporation based in Milwaukee, Wisconsin, primarily engaged in the business of developing mines and producing gold in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture (detailed below) which owns the concession rights to extract gold in the San Sebastian Gold Mine ("SSGM"). It is exploring four other potential gold prospects located in El Salvador. There are approximately 1.7 million ounces of proven and estimated gold ore reserves at the SSGM, and at three of the other El
Salvador gold mines (see chart on page 9).   Currently and for all
financial statement periods presented herein, SSGM is the only one of the Company's properties which has generated revenues, although there are strong initial indications of gold ore present at the other sites.

Currently the Joint Venture is processing on a limited basis, a blend of virgin gold ore and tailings at its San Cristobal Mill and Plant (SCMP). The gold ore is from the open pit and the tailings are waste material left as a by-product of past mining operations at the SSGM. The SCMP is located approximately 13 miles from the SSGM. Commerce acquired this facility on February 23, 1993, and the Joint Venture thereafter made substantial renovations and modifications to the plant and equipment before and after placing this facility in a limited operation. From March 31, 1995, and during the fiscal year ending March 31, 1996, 5,993 ounces of bullion containing 3,161 ounces of gold and 1,489 ounces of silver were produced at this facility from these tailings and virgin ore. In the fiscal year ended March 31, 1997, 3,653 ounces of bullion containing 2,492 ounces of gold and 430 ounces of silver were produced. Revenues from this production were used primarily to fund further exploration of virgin ore reserves at the SSGM, to fund the development of the four other mining prospects, and to fund improvements at the SCMP.

Commerce's current business plan is to secure sufficient capital to substantially increase its production of gold to at least 40,000 ounces per year and to develop additional gold ore reserves. The Company expects to increase production by developing an open-pit mine heap-leach operation on site at the SSGM and by acquiring additional mining equipment which will permit it to process virgin ore at the SCMP. The heap-leach operation will have the capability of producing (through processing a higher volume of ore) significantly more gold than could be produced at the SCMP which has a present capacity of processing 400 tons of tailings per day. Commerce will also continue to drill test holes at previously unexplored areas at the site of the SSGM and it plans to drill its four other potential mining prospects.

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

Commerce was incorporated in Wisconsin in September 1962, and it merged into a Delaware corporation in July 1971. Its common shares have been publicly traded since 1968. Commerce acquired 82 1/2% of the authorized and issued shares of San Sebastian Gold Mines, Inc. ("Sanseb"), a Nevada corporation. The balance of Sanseb's shares are held by approximately 200 unrelated shareholders. From 1969 forward, Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire and refurbish the SCMP.

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture" or "Comseb") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits commensurately with Commerce's substantial investment. The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture. Under this agreement 90% of the net pre-tax profits of the Joint Venture will be distributed to Commerce and ten percent to Sanseb, and because Commerce owns 82 1/2% of the authorized and issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture.

The Joint Venture leases the SSGM from a 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvador corporation. Although Misanse owns the real estate comprising the site of the SSGM, the lease agreement grants Comseb the right to all gold produced in exchange for a five percent royalty over a term of 25 years beginning on the first day gold is produced, which Comseb may, at its option, extend for an additional 25 years. Because Commerce owns 52% of Misanse, Comseb in effect pays a royalty amounting to less than two and one-half percent of the SSGM gold production.

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. Under the Joint Venture Agreement, Commerce is authorized to sign agreements on behalf of the Joint Venture.

As of March 31, 1997, the total investment in the El Salvador mining projects by Commerce, three of Commerce's wholly-owned subsidiaries, Sanseb, and the Joint Venture amounted to $42,098,447. The profitability and viability of the Joint Venture is dependent upon, not only the price of gold in the world market (which can be unstable), but also upon the political stability of El Salvador and the availability of adequate funding for either the SCMP operation or the SSGM open-pit, heap-leaching operation or for the four other exploration projects.

The Company's organizational structure is as follows: Commerce Group Corp. was originally a Wisconsin Corporation (September 14, 1962) that merged into a Delaware Corporation on July 26, 1971. It owns 52% of Mineral San Sebastian S.A. de C.V. (Misanse), an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993 and it owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM). Misanse has a mining concession with the government of El Salvador and is the real estate owner of the SSGM. Misanse also has a gold mine lease and assignment of the mining concession with the Commerce/Sanseb Joint Venture (Comseb), the mining operator formed on September 22, 1987, and with SSGM, a Nevada corporation formed on September 4, 1968. Comseb operates the SCMP (the gold processing plant in the City of El Divisadero acquired on February 23, 1993) and has conducted exploration and exploitation in its five El Salvador gold mines as follows: SSGM (in the City of Santa Rosa de Lima since October 1968), Potosi (near the City of El Potosi since September
1993) as well as its extension Capulin (near the City of El Potosi since May 1995); Modesto (near the City of El Paisnal since August 1993); Hormiguero (near the City of Comacaron since September 1993) and Montemayor (northwest of SSGM since March 1995).

The Mining Properties

The Company, through the Comseb Joint Venture, is currently engaged in the mining activities at five separate sites in the country of El Salvador. From its first involvement with Sanseb in 1968 and until 1993, all of the Company's exploration and development of its mining activities took place at one site, the San Sebastian Gold Mine. On February 23, 1993, the Company acquired the San Cristobal Mill and Plant, which is located approximately 13 miles from the SSGM. Subsequently the Company applied for certain exploration rights to sites known as the Modesto (August 1993), the San Felipe-El Potosi (September 1993), the Hormiguero (September 1993) and the Montemayor (March 1995). The Company maintains a business office in San Miguel, El Salvador, and employs over 318 professionals and skilled, semi-skilled, mill personnel and miners at the sites of its operations.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                      Contained     Oz.
                                    Tons     Grade       Ounces  Probable
                                    ----     -----    ---------  --------
1. San Sebastian Gold Mine
   (a) Tailings                    10,000    0.030          300
   (b) Dump waste (av. grade)     960,000    0.100       96,000
   (c) Stope fill               1,000,000    0.340                340,000
   (d) Open pit-virgin ore     13,400,000    0.087    1,165,800
                               ----------             ---------   -------
                               15,370,000             1,262,100   340,000
2. San Felipe-El Potosi
   (a) Tailings                   185,000    0.060       11,100
3. Modesto Mine                    80,000    0.235       12,800     6,000
4. Hormiguero Mine
   (a) Tailings                   150,000    0.0644       9,600
                               ----------             ---------   -------
   Total Contained Ounces      15,785,000             1,295,600   346,000
                               ==========             =========   =======


In management's opinion, the Company's ongoing exploration, exploitation and development at the five sites will significantly increase the Company's proven ore reserves.

The San Sebastian Gold Mine

The SSGM is situated on a mountainous tract of land consisting of approximately 1,470 acres of explored and unexplored mining prospects. The SSGM is located approximately two and one-half miles off of the Pan American Highway, northwest of the City of Santa Rosa de Lima, El Salvador. The tract is typical of the numerous volcanic mountains of the coast range of southeastern El Salvador. The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

The tailings, dump material, and stope fill at the SSGM, are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process
economically.   The stope fill also was considered to be too low of a
grade of ore to process economically therefore it was primarily used to fill the voids in the underground workings of the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is in the open pit and readily available for processing; it also includes the undeveloped underground gold ore.

Virgin gold ore at the SSGM represents the majority of the material (13.4 million tons) included in the Company's reserves. The Company plans to use open-pit mining and truck the gold ore to one or more heap-leaching pads developed on site at the SSGM site. The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of gold ore than can be processed at the SCMP or through underground operations used by the Company and others in the past. The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM. The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

The 960,000 tons of dump material present at the SSGM site has grades
ranging from 0.082 to 0.178 ounces of gold per ton.   An analysis of the
stope fill was made by the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of better grading material.

There is good access to the SSGM. The City of Santa Rosa de Lima (three miles from the SSGM) is a substantial trading center. The SSGM is approximately 30 miles from San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the City of La Union which has port and railroad facilities. Three major United States' commercial airlines provide daily scheduled flights to San Salvador. An airline commuter service provides daily flights to the cities of Santa Rosa de Lima, San Miguel, and La Union.

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

Misanse Mining Lease

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was executed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims that may already have or could be claimed in the future within the 1,470 acre plat of land encompassing the SSGM. The lease was further amended to run concurrently with the concession described herein and may be extended for one or more equal periods by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent to equal five percent of the gross gold production revenues obtained from the leased SSGM and further commits itself to maintain production taking into consideration market, political, and other conditions. In no case will the rent be less than 1,800 colones per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ its former mining employees and Misanse shareholders.

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

Under the terms of the San Sebastian Gold Mine concession and the agreement referred to in the concession, the Joint Venture has agreed to the following:

(a) The Joint Venture will pay to approximately 270 former El Salvador employees pursuant to a settlement agreement dated June 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,208 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment. The entire amount due has been paid or is held in escrow for those persons that cannot be located.

(b) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services.

(c) From the SSGM profits earned, five percent of the gross wages paid to the full-time employees shall be paid into a newly created pension fund for the benefit of the employees.

(d) From the SSGM profits earned, a sum of 500,000 colones annually (equivalent to $57,143 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture.

(e) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of five percent of its pre-tax profits, but, in any event, not less than a minimum amount equal to five percent of eight percent of the total assets.

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

On May 18, 1994, the El Salvador Constitutional Supreme Court of Justice declared that the Joint Venture is entitled to be temporarily exempt from the payment of all import duty, fiscal and municipal taxes on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's Joint Venture's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment bond or cash in an amount of the Custom's duty until a final decision is made. It is charging the Company the 13% added value tax as of July 1995, which is refundable to the extent of six percent of the value of the Joint Venture's exports. The Joint Venture plans to export all of its gold.

Misanse Mineral Concession-Government of El Salvador

On January 27, 1987, the Government granted a right to the SSGM mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Joint Venture.

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. Under the concession and the then applicable El Salvador law, the Joint Venture has the right to export said minerals for five years beginning with the first day of production without imposition of mineral or export taxes. It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM.

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

SCMP Project Operating Plan

Production Schedule

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, and delivery of tailings' reclaim and expansive mill equipment modifications, has taken place during the last year. Initial production was from the SSGM tailings. Since the tailings' resource is almost exhausted, virgin gold ore is excavated from the SSGM surface and hauled to the SCMP site.

The Joint Venture dedicated extraordinary efforts to attain its production goals, but there were delays in establishing the SCMP in a mode to accomplish its expectations. Substantial modifications had to take place and a completely new force of labor had to be seasoned to operate the SCMP. An unusual rainy aftermath of the hurricane season caused hauling problems and many metallurgical differences were encountered due to the unbalance of the tailings' grade and consistency; in the handling of the tailings, coarse material separation was encountered creating difficulties in achieving its production goal.
Other related factors delayed the Joint Venture from realizing its goals. Nevertheless, the operations, if recorded on a profit or loss basis, would have reflected a nominal profit. It is expected that the ongoing technical and mechanical changes should activate the increase of the profits to meet the projections.

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access through the underground workings from the main ore body. This gold ore will have to be crushed and pulverized which increases the cost, but then the yield is expected to be at a 92% recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, will be substantially more than the cost involved, providing that the world gold market price does not decline below $200 an ounce.

SCMP Continued Operating Plans

The virgin ore and/or tailings are referred to herein as "gold ore." The gold ore from the SSGM open-pit is loaded onto 20-25 ton dump trucks for transport to the SCMP. Trucks then haul the gold ore approximately 15 miles from the SSGM. Mine employees are responsible for the mining activities including the determination of areas to be excavated, trucking and loading operations, head sampling and sample analysis.

The gold ore is received at the SCMP where it is weighed, logged, and sampled. Weighing is performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The excess gold ore is then unloaded at the SCMP site and stockpiled in an area which was developed to allow storage of more than 15,000 tons.

SSGM gold ore is transferred from the stockpile to a feed bin utilizing a rubber-tired wheel loader. The feed bin has a capacity of approximately 10 cubic yards (13.5 tons). The feed is fed at a controlled rate onto a conveyor, which transfers the ore to the next part of the process. The conveyor includes a belt scale (weightometer) for instantaneous determination of feed rate and totalizing of tonnage fed to the process.

The conveyor discharges into a chute and transports the material into the ball mills which serve as a repulper for the tailings and as a grinding process for the virgin ore. Virgin ore is fed through the first ball mill for grinding. The pulp is pumped to a cyclone where it is classified. The underflow goes to the second ball mill for regrinding and the overflow (fines) goes to a 20 mesh static sieve bend screen to remove any oversize or trash material. The second ball mill discharges a product and joins the first ball mill sump pumping making it a closed
circuit with the use of the cyclone.   Water is added to the solids in
the ball mill to a pulp density of approximately 32% solids by weight and lime is added to raise the alkalinity of the pulp to approximately PH
10.5. After grinding, the slurry is transferred into the thickener. The excess water is removed from the thickener to raise the pulp density to approximately 45% solids which is an ideal density for the cyanidation process. The pulp is transferred by pump to the CIL system's #1 tank. Lime and liquid cyanide are added to the first leach tank to dissolve the gold. It then enters into a series of seven agitated leach tanks utilized for cyanide leaching of the pulp. This provides approximately 24 hours of leach retention time. An eighth tank is maintained in operable condition as a standby unit.

Precious metals recovery is accomplished by utilizing carbon-in-leach
(CIL) methods where activated carbon is utilized to adsorb the gold from the solution. Each leach tank is equipped with an air lift pump for inter-stage advancement of carbon, and an air swept cylindrical stationary interstage screen (.030 mesh) for retention of carbon and downstream gravity transfer of pulp. A 24 mesh carbon safety screen is attached to the end of the leaching circuit. An air blower provides air for operation of the air lifts and air sweep on the screens. Pulp loaded with precious metals in the carbon from the CIL process is passed over a carbon recovery screen where the carbon is retained and washed, and the pulp is directed back to the CIL process. The carbon is moved counter-current to the pulp flow in order that the highest possible gold loadings are obtained and highly active fresh carbon is maintained in the last leach tanks.

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

Reagents (cyanide, lime) are made up in separate agitated mix tanks. The cyanide mix tank holds up to three days worth of 20% cyanide by weight solution. The lime mix tank holds up to a supply of three eight-hour shifts worth of 20% lime by weight slurry. The lime is pumped to the repulp tank and CIL process as required for alkalinity control. The cyanide is pumped to the CIL process and carbon strip circuit as required.

Process water is provided from mine sources and stored in a 40' thickener. Process water is pumped from the thickener to various locations throughout the process. If water treatment is required it is done by utilizing the thickener as a mixing/precipitation device.

Electricity is supplied by local public utilities. In the event power is discontinued for any reason whatsoever, an emergency generator to produce power is on site to maintain and provide the power needed.

SCMP Personnel

The SCMP employees, during this past year's start-up testing period (including its own trained security personnel) totals about 144 persons. The SCMP is operated 24 hours per day, seven days per week and 52 weeks per year.

SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a limited operation. It now intends to obtain a sum of $6 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $7 million or more is estimated to be required for the crushing system and mining equipment if the Joint Venture were unable to lease this equipment.
After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year, and all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other sources. The independent feasibility study and the Company's Project Summary report comfortably support this program as the estimated projected production costs are substantially lower than a current $340 per ounce market price of gold. Pursuant to the geologists' report, the total volume of proven gold ore reserves from the open-pit area amount to
13.4 million tons with an average grade of 0.087 ounces of gold per ton. With the anticipated production volume, there is at least an eight-year supply of gold ore. More gold ore would be developed during this period of time as it is believed that a substantial amount of gold ore can be proven.

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

A leach pad will be constructed with a plastic liner sandwiched between layers of gravel to protect its integrity. On top, the liner will be protected with a six-foot layer of one-inch gravel comprised of gold-bearing material. Material to be processed and agglomerated if necessary will, in stages, be heaped an additional 20 feet on top of this protective layer, and then removed at the end of the leaching cycle.

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

Exploration Projects

The Joint Venture is performing exploration at the following El Salvador locations:

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

(4) At the Modesto Mine which is located near the City of El Paisnal about 19 miles north of San Salvador, the Capital City in the Department of San Salvador, El Salvador.

(5) At the Montemayor Mine which is located about 14 miles northeast of SCMP, about six miles northwest of SSGM, and two and one-half miles east of the City of San Francisco Gotera in the Department of Morazan.

All of the above mines were formerly in production and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig to explore in depth, the above described potential targets. All of the properties have promising geologic prospects and alternations, and historical records evidence that all have been mined and produced gold in the past.

Also, the Joint Venture has its own SSGM on-site laboratory with full-time, trained personnel working three shifts to fire assay the gold ore samples. It also has two full-time surveying crews consisting of ten persons. (Reference is made to Item 2. Properties for additional detailed information.)

Gold Prices, Sales, Marketing and Competition

Since the Joint Venture is in operation and producing gold on a limited start-up basis, its revenues, profitability and cash flow will be greatly influenced by the price of gold. The gold world market price is unpredictable, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, and production costs in major gold-producing regions. The supply and demand for gold also affects the price. The Company has not and does not expect in the forseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such metal. There are many refiners and smelters available to process these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by Handy & Harman's refinery located in the United States.

At this time the Joint Venture believes it will not be a major gold producer based on the size of existing gold mining companies and its financial capacity. The Company believes no single gold-producing Company has a large impact to offset either the price or supply of gold in the world market. There are many companies in the world producing gold. Many of these companies have substantially greater technical, financial resources and large gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel employees, its ability to train its employees, its low overhead, its gold ore resources and its projected low cost of production will allow it to compete effectively and to produce reasonable profits.

To date, inflation, currency and interest rate fluctuations have not had a material impact on the Company or its results of operations.

Environmental Matters

In order to make certain that the exploration, development, mining and ore processing do meet acceptable environmental impact acceptability, an environmental impact study has been prepared by an independent consultant and submitted for review to the Government of El Salvador.

The Joint Venture's consultant believes that the report relating to the safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, waste material, odor, noise, dust and other reasonable environmental protection practices contained in this report will meet the Government of El Salvador's approval.

Political Environment in El Salvador

The following information is an excerpt from a report from the American Embassy San Salvador, Economic/Commercial /Agriculture Section entitled, "Country Commercial Guide, August 1996":

"Chapter III - POLITICAL ENVIRONMENT

"A major milestone in El Salvador's peace process was reached in the Spring of 1994 with peaceful presidential, legislative, and municipal elections, in which the political party of the ex-guerrillas, the FMLN, participated. Though losing the presidential election, the FMLN emerged as the second largest political party in the 84-seat legislative assembly. The presidential election was won by Armando Calderon Sol, the candidate of the right-of-center ARENA party, which won 39 seats in the Assembly. While most of the requirements of the peace accords have been fulfilled, some commitments are still pending; for example, in the area of land distribution, human settlements, and legal and judicial reform. In recognition of the progress in fulfilling the accords, the U.N. monitoring presence has been steadily reduced.

"Since its early inception as an anti-communist nationalistic party in the early 1980s, ARENA has moderated its policies, particularly during the previous administration of President Alfredo Cristiani. Under his administration, the government ended the 12-year civil war, greatly liberalized the economy and reduced corruption. President Calderon Sol has continued these policies.

"Shortly after the 1994 elections the FMLN split into two parties, one keeping the FMLN name and the other naming itself the Democratic Party
(PD). The PD has advocated a more moderate political line than the FMLN. While taking a more radical tone, the FMLN has strongly supported the democratic process. The center-left Christian Democratic Party (PDC) has seen its support slowly erode since controlling the Presidency and Assembly in the mid-1980s. There are several other small parties, the largest of which, the Social Christian Revolution Party (PRSC), is a PDC breakaway.

"El Salvador has an excellent relationship with the United States, solidified by 12 years of close cooperation during the Salvadoran civil war and strong U.S. support for reconstruction and reconciliation in the aftermath of the 1992 peace accords. Leaders of the FMLN have established close relations with the U.S. government, seeing it as an honest broker during the peace process. The vast majority of Salvadoran people also view the U.S. in a favorable light, a sentiment augmented by the fact that almost a million Salvadorans live in the U.S. The political environment is expected to remain stable over the next ten years."

Economy Status

The following selected information on El Salvador was obtained from excerpts of the "The World Factbook page on El Salvador" on the internet:

"Economy

"Economic overview: El Salvador possesses a fast-growing entrepreneurial economy in which 90% of economic activity is in private hands, with growth averaging 5% since 1990. Yet, because the 1980s were a decade of civil war and stagnation, per capita GDP has not regained the level of the late 1970s. The rebound in the 1990s stems from the government program, in conjunction with the IMF, of privatization, deregulation, and fiscal stabilization. The economy now is oriented more toward manufacturing and services compared with agriculture. The sizable trade deficits are in the main covered by remittances from the large number of Salvadorans abroad.
GDP: purchasing power parity - $11.4 billion (1995 est.)
GDP real growth rate: 6.3% (1995 est.)
GDP per capita: $1,950 (1995 est.)
GDP composition by sector:
agriculture: NA%
industry: NA%
services: NA%
Inflation rate (consumer prices): 11.4% (1995 est.)
Labor force: 1.7 million (1982 est.)
by occupation: agriculture 40%, commerce 16%, manufacturing 15%, government 13%, financial services 9%, transportation
6%, other 1%
Unemployment rate: 6.7% (1993)
Budget:
revenues: $846 million
expenditures: $890 million, including capital expenditures of $NA
(1992 est.)
Industries: food processing, beverages, petroleum, tobacco, chemicals, textiles, furniture
Industrial production growth rate: 7.6% (1993)
Electricity:
capacity: 750,000 kW
production: 2.4 billion kWh
consumption per capita: 408 kWh (1993)
Agriculture: coffee, sugarcane, corn, rice, beans, oilseed; beef, dairy products; shrimp . . .
Exports: $1.6 billion (f.o.b., 1995 est.)
commodities: coffee, sugarcane, shrimp
partners: US, Guatemala, Costa Rica, Germany
Imports: $3.3 billion (c.i.f., 1995 est.)
commodities: raw materials, consumer goods, capital goods partners: US, Guatemala, Mexico, Venezuela, Germany
External debt: $2.6 billion (December 1992)
Economic aid:
recipient: ODA, $777 million (1993)
note: US has committed $250 million in aid to El Salvador for 1992-96
Currency: 1 Salvadoran colon (C) = 100 centavos
Exchange rates: Salvadoran colones (C) per US$1 - 8.755 (December 1995),
8.755 (1995), 8.750 (1994), 8.670 (1993),  9.170 (1992), 8.080 (1991)
Fiscal year: calendar year."

Investment Climate in El Salvador

The following information is an excerpt from a report from the American Embassy San Salvador, Economic/Commercial /Agriculture Section entitled, "Country Commercial Guide, August 1996":

"Chapter VII - INVESTMENT CLIMATE

" Openness to Foreign Investment

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

"The 1988 Foreign Investment and Promotion Law is a comprehensive statute. To investors who register with the Ministry of Economy this law provides:

"--Unrestricted remittance of net profits for investors in industrial activities.

"--Remittance of net profits up to fifty percent of the registered foreign capital per year for investors in commercial and service activities. In practice, however, there is free convertibility of capital.

"--Unrestricted remittance of funds obtained from the liquidation of a business in proportion to the foreign funds invested.

"--Unrestricted remittance of royalties and fees for use of foreign patents, trademarks, technical assistance and other similar services.

"--Foreign investors may hold dollar accounts in El Salvador and may use these accounts to obtain local financing. . . .

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

"It is not necessary to have a local partner in El Salvador. Some maquila operations are completely foreign-owned. Three multinational oil companies operate in El Salvador, and two of these companies share a small refinery. Two U.S. banks have offices in El Salvador. The banking law has been modified to encourage other foreign banks to enter the country and to remove restrictions on ownership of newly-privatized banks. There are now no restrictions on ownership of banks.

"Investment Climate

"Privatization

"The Government of El Salvador is proceeding with the privatization of both the telephone company (ANTEL) and the electric distribution companies. In February 1996 the Privatization Commission request proposals from international consulting firms principally investment banks, for advisory services on the privatization process. Six banks including American, Swiss, British, German and French firms were asked to participate. An American firm was selected to act in an advisory capacity on this privatization project.

"The privatization of the electric company (CEL) is also moving ahead. Four distribution companies are being formed and will be sold off by the end of the fourth quarter of 1996. The remainder of CEL will be broken up and sold in 1997 under a scheme that encourages maximum competition. The privatization should provide good opportunities for U.S. investors and exporters.

The GOES still lacks approval from the Legislative Assembly for the privatization process. Legislation was introduced in May 1996 outlining duties and powers of a proposed Regulatory Entity. It would be modeled after a Public Utilities Commission and would oversee telecommunications, electricity, ports, airports, railroads, and future tollroads. . . .

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

"Political Violence (as it may affect investments)

"El Salvador continues its transition to a peacetime society after 12 years of civil conflict. There have been few confirmed acts of political violence since the elections in mid-1994. Although general crime levels are high and are of concern to the business community, there has not been political violence specifically aimed at foreign investors, their businesses or their property.

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

"Regulatory System (laws and procedures as they pertain to investment)

"The laws and policies of El Salvador are relatively transparent and generally foster competition. Bureaucratic procedures, although cumbersome, have improved in recent years and are relatively streamline for foreign investors. Sectors that are still regulated or owned by the state, such as electricity, water and telecommunications, are scheduled to be privatized in 1996 under competitive rules that allow for foreign involvement and investment. The superintendent of Banks supervises the banking system, but interest rates are determined by market forces. Banking-law reforms have attracted two new foreign banks to the country in the last year, and several new financial institutions have been established by Salvadoran investors. Gasoline prices are controlled' by the government, but are actually based on an average of U.S. Gulf Coast refinery prices.

"Bilateral Investment Treaties

"The United States and El Salvador signed an investment guarantee treaty in 1960 designed to protect U.S. investors against expropriation or currency inconvertibility. The United States and El Salvador also have a framework agreement for a Trade and Investment Council (TIC). An all-encompassing bilateral investment treaty which would address issues such as national treatment for foreign investors, transfers, expropriation, investment disputes, tax policies, etc., is being negotiated, but has not been signed for technical reasons. The US and Salvadoran governments are working towards but have not yet reached agreement on a Tax Information Exchange Agreement.

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look to promote coinvestment. El Salvador is a member of the World Trade Organization.

"OPIC

"The Overseas Investment Corporation (OPIC) has a bilateral agreement with El Salvador. OPIC has approved insurance coverage for the expansion of a U.S. bank in El Salvador, and is considering several other projects. OPIC insures currency inconvertibility, expropriation and civil strife, as well as corporate financing. El Salvador is also participating in the Multilateral Investment Guarantee Agency (MIGA).

"Labor

"Of El Salvador's labor force of approximately 1.5 million workers, 34 percent work in the agricultural sector. This is followed by services (21 percent), commerce (18 percent) and manufacturing (15 percent). The minimum wage in the industrial and commerce sectors is 1050 colons[.] roughly 120 dollars a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"According to a Planning Ministry survey of 5,000 urban and rural families, unemployment in 1995 was 7.7 percent. Underemployment is probably much higher, although there are no reliable estimates. However, some construction contractors cannot find sufficient skilled workers, due to the number of projects now underway in El Salvador. According to the above survey, 150,000 more people are employed in 1994 than 1993. The statistics from this survey are not considered precise, but do indicate trends.

"Salvadoran labor is perceived as hard working and trainable. The general educational level is low, which may inhibit the development of industries needing skilled, educated labor. In addition, there is a lack of middle management-level talent, which often results in foreigners being brought in to perform such tasks.

"The Constitution of December 1983 guarantees the right of employees to organize into associations and unions. Employers are free to hire union or non-union labor.  Closed shops are illegal. . . .

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

The Company has been successful in obtaining investment funds that were required to retrofit and operate its SCMP, conduct its various exploration and drilling program, and for its current needs. It also raised capital in a sum of $2.5 million during 1997 to purchase a crushing system and to perform diamond core drilling at the SSGM site.
It believes that it will be able to obtain the funds it will require to conduct its business affairs until the Joint Venture begins earning profits and has adequate cash flow. An investment of approximately U.S. $13 million will be needed for its contemplated SSGM open-pit, heap-leaching operation. It is estimated that an additional $2 million would be required to expand the SCMP facilities and $10 million is needed for a drilling program on the five exploration projects. Plans, time and effort for obtaining these funds are in process.

Land Acquisition and Development

During the past years, the Company has substantially reduced its activities in the business of land acquisition and real estate development which was conducted principally through its two wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE"), a Colorado Corporation, and Universal Developers, Inc. ("UDI"), a Wisconsin Corporation.

SLE had been the developer of a large tract of land for recreation, retirement and other individual purposes consisting of approximately 7,000 acres of land which was subdivided in the San Luis North Estates Subdivision located in Costilla County, Colorado, which abuts the Town of San Luis, Colorado, and which lies between the San Juan and Sangre de Cristo mountain ranges in southern Colorado. This tract of land had been subdivided into 1,205 five-acre or larger parcels, unimproved except for gravel roads now maintained by Costilla County, however, drainage, survey, staking, and water rights adjudication have been completed.

As of March 31, 1997, there remained an inventory of 40 five-acre parcels of real estate which represents less than four percent of the total lots developed in this subdivision. It is the intent of the Company to sell the remaining lot inventory as a bulk sale for cash or to exchange it for other assets or to reduce its debts. This land inventory is not considered material or significant to the Company's operations.

SLE believes that it is in compliance with the requirements of the Department of Housing and Urban development ("HUD") to sell its remaining lots in the San Luis North Estates Subdivision; if necessary, it intends to maintain its registration effective with HUD in anticipation of selling its remaining lots unless it finds that it is exempt from the HUD rules and regulations.

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

The Company owns 52 acres of land on the Modesto Mine site which is located due north of the City of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador.

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

Patents and License Agreements

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession. On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believes that its SSGM concession begins on the date it was issued--July 1987. The pending case with the El Salvadoran Supreme Court may determine the outcome of which set of mining regulations will apply. The concession provides the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession to the Joint Venture. Under the concession and applicable El Salvador law, including a bi-lateral agreement, the Joint Venture has the right to export said minerals for five years beginning with the first day of production, without imposition of mineral, export, or any taxes. It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM. (Reference is made to "Item 1.
Concession Agreement")

The Joint Venture has applications pending with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights under the February 1996 Mining Law for the following mining properties located in El Salvador: San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Modesto Mine, and the Montemayor Mine. The Company and its subsidiaries hold no patents or trademarks.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues except for the sale of gold which the Joint Venture is producing. The gold in dore form is refined and then sold at the world market price to a refinery located in the United States.

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

The Company believes that the federal, state and local provisions regulating the discharge of materials into the environment should not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries as the Company does not have any mining activity in the United States.

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 1997, 1996 and 1995, revenues have been generated from the campground business. Although Homespan owns the campground real estate, the Company is the campground operator.

Land Sales

The Company intends to sell its remaining lots in Colorado on a bulk basis.

Mining

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold from its SCMP operations during this start-up period. At such time as funds are available, the Company intends to process its SSGM gold ore via an open-pit, heap-leaching system.

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

Employees

As of March 31, 1997, the Joint Venture employed approximately 318 full-time persons from El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it is the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.

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

                             Industry Segments

1. Unaffiliated Sales                           Year Ended March 31,
   ------------------                           --------------------

   Industry     Location                      1997          1996          1995
   --------     --------               -----------  ------------   -----------
   Mining (*a)  El Salvador            $         0  $          0   $         0
   Campground   Missouri, USA               59,009        55,692        54,600
   Real Estate  Colorado, USA                    0             0         9,000

2. There Were No Intersegment Sales
   --------------------------------

3. Total Revenues                               Year Ended March 31,
   ---------------                              --------------------

   Industry     Location                      1997          1996          1995
   --------     --------               -----------  ------------   -----------
   Mining (*a)  El Salvador            $         0  $          0   $         0
   Campground   Missouri, USA               59,009        55,692        54,600
   Real Estate  Colorado, USA                    0             0         9,000
   Other        Delaware/Wis., USA       1,571,207     1,289,568       759,581
                                       -----------   -----------   -----------
                               Total:  $ 1,630,216   $ 1,345,260   $   823,181

4. Operating Profit (Loss)                      Year Ended March 31,
   -----------------------                      --------------------

   Industry     Location                      1997          1996          1995
   --------     --------               -----------   -----------   -----------
   Mining (*a)  El Salvador            $         0   $         0   $         0
   Campground   Missouri, USA               (1,976)       (6,741)       (7,336)
   Real Estate  Colorado, USA                    0             0         7,676
   Interest     El Salvador/Delaware
    Income      Wisconsin, USA           1,009,574       794,543       274,407
                                       -----------   -----------   -----------
                               Total:  $ 1,007,598   $   787,802   $   274,747

5. Identifiable Assets                          Year Ended March 31,
   -------------------                          --------------------

   Industry     Location                      1997          1996          1995
   --------     --------               -----------   -----------   -----------
   Mining (*a)  El Salvador            $22,733,462   $18,838,770   $15,692,668
   Campground   Missouri, USA            1,135,500     1,135,500     1,135,500
   Real Estate  Colorado, USA               21,000        21,000        21,000
   Corporate Assets                      1,177,372       517,845       768,305
                                       -----------   -----------   -----------
                               Total:  $25,067,334   $20,513,115   $17,617,473

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture ($2,150,000--$969,721-1997; $1,180,279-1996) were used to reduce the advances to the Joint Venture account.

Item 2.  Properties

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis. The lessor is General Lumber & Supply Co., Inc. ("General Lumber"), a Wisconsin corporation. The Company's President, Edward L. Machulak owns 55% of the common stock of General Lumber. Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by two of Mr. Machulak's brothers, his wife, and a trust for the benefit of his children. In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property. In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the open-ended, secured, on-demand promissory note(s) due to it.

Real Estate Holdings

A description of the Company's real estate holdings are set forth in "Item 1. Land Acquisition and Development." Real estate assets have served as a source of collateral for funds loaned to the Company and its wholly and partially-owned subsidiaries.

San Sebastian Gold Mine ("SSGM")

Tailings from the SSGM were, and now virgin gold ore is being transported to the SCMP site to produce gold. SCMP is gradually being expanded and improved technically to increase its virgin ore tonnage process to a capacity of 300 to 400 tons per day. It is mining virgin gold ore from its open pit and it plans to extract the stope fill from underground to produce gold on the SSGM site. The property consists of 1,470 acres. SSGM is located approximately two and one-half miles northwest of the City of Santa Rosa de Lima in the Department of La Union, Republic of El Salvador, Central America.

SSGM Current Status

The Company, through its Joint Venture is conducting the following activities: It is in the development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to begin gold production at the SSGM site. The Joint Venture's geologists have determined that SSGM has minable gold ore reserves via an open pit of approximately 13.4 million tons of gold ore
which should contain approximately 1.166 million ounces of gold.   In
addition, it has approximately 960,000 tons of dump material, and about one million tons of stope fill. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is actively engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

The Company's main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site. Dependent on the funding, the grade of ore, and the tonnage processed, it anticipates producing more than 40,000 ounces of gold from its open-pit, heap-leaching operations during the first twelve full operating months and more thereafter.

In 1997, a diamond drilling program with an independent contractor was initiated at the SSGM mine area to substantiate and expand the gold reserves. At the same time, pit walls were excavated and the old vein system was exposed to facilitate systematic sampling of the wallrock. This program demonstrated that true widths of up to 100 feet of altered and mineralized trachyte occur frequently in the open-pit and adjacent areas. Panel and surface channel sampling of these exposures revealed assays in the 0.03 to 0.20 ounce per ton gold range. In addition, under ground workings on the Limon, Guaramal, Santa Elena, and Taladron veins are being rehabilitated.

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

The geology of the SSGM deposit is integrally linked to the presence of a quartz monzonite intrusive. This quartz monzonite has the appearance of being a high level sill and is probably coeval with the surrounding tertiary aged trachytes that form the main SSGM ridge. The geometric configuration of the quartz monzonite controls the localization of quartz veins and alteration of the trachytes. The overall structural control is east-west; according to historic mine records, the monzonite contacts with depth, but successive level plans suggest a funnel shaped structure plunging to the southeast. On a detailed scale, the quartz veins are controlled by a master set of parallel veins preferentially oriented east-west. The vein branch generally dips north and is interconnected by southeast dipping diagonal veins of variable strike. Mapping records describe veins as sinuous, further suggesting brittle stress regimens, with veins occupying dilational zones. These fissure style veins are up to five feet in width, and generally occur in trachyte or at the contact between trachyte and monzonite.

Pre and post mineral faulting is common throughout the deposit. The deposit is said to diminish when a basalt "basement" contact is approached at a depth, however basalt on top of San Juan Hill is also recognized. The funnel shape of the deposit, suggests however a potential synvolcanic structural control, with a source to the southeast. The San Juan area has not been tested by modern exploration techniques.

Based on data available at present, the hydrothermal system focused on SSGM has a dimension of approximately 3,500 feet in strike, a vertical extension of 1,100 feet (minimum) and an approximate width of 500 feet. The volume of hydrothermally altered rocks in the system prior to erosion is likely to have been in the magnitude of up to 200 million tons.

Gold occurs in the native form and also occurs rarely as a telluride. Pyrite is the predominant sulphide mineral in the deposit and it is the most common host to the fine grained gold. Copper minerals including bormite, chalcopyrite, chalcocite, tetrahedrite, enargite and luzonite have been identified. Gold mineralization is accompanied by silicification; other gangue minerals include kaolimite and sericite and more rarely barite. High grade gold streaks are associated with barite.

The SSGM deposit represents a bonanza gold system formed within a coeval high level alkaline intrusive-extrusive complex. Mineralization is more consistent with an acid sulphate system generated within an intracratonic caldera setting. The potential for SSGM to host millions of ounces of gold is considered to be excellent.

SSGM Ore Reserves

As of March 31, 1997, the SSGM has approximately 13.4 million tons of virgin proven gold ore reserves, grading 0.087 ounces of gold per ton and containing about 1.2 million ounces of gold. Overall the stripping ratio is low, ranging from zero in the Coseguina Hill area which is highly mineralized and consists of a series of high angle vertical veins to a possible stripping ratio of 1:3 to 1:8. It is planned to use these reserves; they will be screened, crushed and, if required, they will be agglomerated and placed on a proposed leach pad on the SSGM site. About one million tons of stope fill with a grade of 0.34 ounces per ton and approximately 960,000 tons of dump material with an average grade of 0.10 ounces of gold per ton. (For additional information, reference is made to "Item 1. Proposed Mining, Mill, Heap-Leaching and Exploration Operations.")

Since July 1987 through March 31, 1997, the following exploration has been performed on the SSGM site: surface channel trenching, 34,594 meters (114,160 feet/21.6 miles); test pit hole excavations, 655 vertical meters (2,162 feet/.41 miles); underground workings and adit openings, 1,054 meters (3,478 feet/.66 miles). The surface samples from the trenching averaged 0.026 ounces of gold per ton over an area approximately 1,000 feet in width and approximately 5,000 feet in length. A total of 46,619 SSGM gold ore samples were fire assayed at the Joint Venture laboratory.

SSGM Diamond Drilling Program

The Joint Venture has completed eight diamond drill holes at the SSGM site. Five were on the San Juan Hill which ranged in depth from 106 feet to 172 feet and the grade varied (dependent on the rock encountered) from
0.01 to 0.15 ounces of gold per ton. Three drill holes were drilled in the Coseguina area from 62 feet to 255 feet. The grade of gold from 402 fire assay samples varied from 0.01 to 0.54 ounces of gold per ton. In some areas former adits were encountered which prevented the drilling to go to a deeper depth.

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

Continuous operations at the SSGM by Butters Salvador Mines were performed from 1908 to 1917, at which time operations ceased due to exhaustion of what they believed to be all of the high grade (two ounces or more of gold per ton) ore body. Butters Salvador Mines was voluntarily liquidated in October 1917.

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

From 1969 to 1972, work advanced in reopening collapsed SSGM adits, tunnels and workings, with limited mining-milling operations. A straight cyanidation plant was installed using zinc box (shavings) precipitation and operating on an intermittent basis with limited daily production.

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

On February 6, 1978, Sanseb ordered operations at the SSGM suspended due to the unavailability of investment capital and the lack of continuity in management, primarily due to the political unrest, particularly in the Eastern Zone of El Salvador where the SSGM is located. On May 6, 1978, as a result of the decision to suspend operations, former employees of Sanseb claimed that Sanseb was obligated under El Salvador law for the payment of severance pay to its former employees. Sanseb's legal position was that it temporarily suspended operations due to the political instability and since it did not terminate all activities, it was not liable at that time for the severance pay. In January of 1979, a lower El Salvador Court awarded possession of the mining rights (not the real estate) to the former employees. It is believed that the Court had no right to award a concession as only the Government of El Salvador has this right and authority.

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

In February 1985, the Company made an on-site inspection of the mill and SSGM site, which disclosed that the buildings, offices, machine shop, laboratory, mill and equipment were completely destroyed. Also, the SSGM tunnels and workings consisting of approximately 37 miles were demolished and collapsed. The Company consulted with geologists and engineers to develop a new plan of extracting gold from the reserves developed in the Company's exploration and development program and to process gold via an open-pit, heap-leaching operation.

In June 1985, the Company and Sanseb settled the claims of Sanseb's former employees by agreeing to compensate them for the severance pay with proceeds attained from future gold production. The El Salvador Court, on June 6, 1985, had decreed, in a non-appealable order, to the nullification of all previous acts of the previous Court's orders, and removed the embargo previously decreed. In addition, the El Salvador Court ordered the return of all of the assets, rights and everything else whatsoever previously owned by the Company, Misanse and Sanseb.

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, since January 1987, the Company, through the Joint Venture, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and it is active in attempting to obtain financing for the project. It is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves.

On July 27, 1987, El Salvador President Jose Napoleon Duarte, at an official ceremony in the City of Santa Rosa de Lima, personally presented the mining concession to Misanse, which simultaneously was assigned to Commerce Group Corp. and San Sebastian Gold Mines, Inc.

In September 1987 the Commerce/Sanseb Joint Venture was formed to conduct and manage the El Salvadoran business operations.

During October 1989, the Joint Venture set up in the City of San Miguel, its own laboratory equipment and began performance of assays from its SSGM ore sample. It trained its personnel to use this modern laboratory which was equipped with modern technical equipment.

Since 1990 to present date, extensive surface channel trenching, adit openings and test pit excavations developed thousands of fire assay samples. They were assayed at the Joint Venture laboratory. This laboratory was relocated to a Company-owned site near the SSGM. Extensive dirt roads and a bridge were constructed. Electric lines to the laboratory were restored. A diamond drilling program has been initiated to determine if there are additional gold ore reserves on this site.

During this twelve-month period ended March 31, 1997, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

San Cristobal Mill and Plant ("SCMP") Recovery and Processing System

SCMP Location

SCMP is located near the City of El Divisadero (off of the Pan American Highway), and is approximately 13 miles east of the City of San Miguel, the second largest City in the Republic of El Salvador, Central America.

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

SCMP Mill and Plant Process Description

On February 23, 1993, at a foreclosure auction held by an El Salvador Court, the Company, on behalf of the Joint Venture, was the successful bidder in acquiring SCMP, a precious metals' cyanide leaching mill and plant rated with a capacity of processing 200 tons of virgin ore per day consisting of the following unit operations: crushing, grinding, thickening, agitated leaching, counter current decantation of leach solution, recovery of precious metals by zinc precipitation (Merrill-Crowe), and direct smelting of precipitates to produce precious metals as dore and tailings' disposal.

Instead of utilizing the existing recovery system, the Joint Venture's engineers have designed a carbon-in-leach (CIL) process which is described in detail under Project Operating Plan.

The Joint Venture completed a certain stage of the retrofitting, rehabilitation, repairing and restoring of the SCMP's plant and it continues to perform such plant and equipment alterations, modifications and improvements to expand the SCMP's capacity to process 300/400 tons of
virgin ore per day.   It presently is  producing gold on a limited
production basis by processing the virgin ore from its SSGM.

SCMP Gold Ore Sources

The Joint Venture has several sources of gold ore to process at the SCMP: the 185,000 tons of Potosi tailings which have an average grade of 0.06 ounces of gold per ton; the SSGM open-pit virgin ore; the dump material; and the ore and stope fill from the underground workings.

The other sources of gold ore to be used at the SCMP operations are the higher grade gold ore (0.13 ounces or higher) which could be processed with an up to 92% recovery grade or better at a rate of 300/400 tons per day. The income from the higher recovery of gold ore will be substantially more than the greater cost involved in this process. There is a sufficient amount of dump material, stope fill and higher grade virgin gold ore that could be used via the SCMP crushing and grinding process to recover up to 92% or more of the gold which recovery is substantially more than the expected 60% recovery of gold through the heap-leaching process. The Joint Venture's geologists estimate that there are more than one million tons of higher grade ore from the stope fill (underground) to be processed via the SCMP.

Current Status

The start-up, testing and adjustment stage of processing the remaining SSGM tailings via trucking this ore to the SCMP has commenced and the Joint Venture is in this preliminary stage of producing gold. The SCMP is designed to process 400 tons per day by utilizing 12-hour cycles that should recover approximately 70% of the gold from the tailings. The average grade was about 0.08 ounces of gold per ton.

During this fiscal year the Joint Venture did process at the SCMP approximately 75,000 dry tons (approximately 101,000 wet tons) of tailings which yielded 4,332 ounces of dore and accounted for 2,595 ounces of gold and 594 ounces of silver. The gross receipts amounted to $969,721. The proceeds from the sale of gold and silver were used to reduce the amount of Company advances to the Joint Venture.

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

Potosi and El Capulin Exploration Undertakings

A total of 2,100 meters (6,930 feet) of channel trenching was excavated with a grade ranging from 0.01 to 0.50 per ton. A total of 686 meters (2,264 feet) of adits has been restored for entry into the old workings. A tabulation of the work completed by the Joint Venture is as follows:

1. Surface

   a. An exploration consisting of twenty-seven surface channel trenches
      were excavated consisting of 1,010 meters (3,333 feet).   A total
      of 1,232 samples were fire assayed reflecting an average grade of gold of 0.02 ounces per ton. Two veins were intercepted which assays averaged 0.051 ounces of gold per ton. One vein encountered was 3.50 meters (11.55 feet) in width, while the other was 0.70 meters (2.31 feet) in width.

2. Potosi Underground Workings

   a. Guayabito Adit: This adit was opened for a distance of 132.9 meters (439 feet) and a cross cut was encountered at 25 meters (83 feet) running to the west at which point a 0.40 meter (1.32 feet) thick vein was intercepted. The 399 samples that were fire assayed reflected an average grade of gold of 0.012 ounces per ton.

   b. Guarumo Adit: At a point south 15 degrees east a 1.70 meter (5.61 feet) thick vein dips 60 degrees to the west. This adit is all vein area. A total of seven meters (23 feet) was cleaned and the three fire assay samples proved an average of 0.05 ounces of gold per ton.

   c. San Isidro Adit:   A total of 158 meters (521 feet) was cleaned and
      from the entrance a sub level 25 meters (83 feet) was developed on a vein running south 13 degrees east. This sub level is located
      5.65 meters (19 feet) below the entry level. The vein is 2.80 meters (nine feet) thick from which more than 243 samples reflected an average grade of gold of 0.022 ounces per ton.

   d. Cacho de Oro Adit: A total of 57 meters (188 feet) was cleaned in this adit. At a point 34 meters (112 feet), a crosscut was encountered which was advanced 23 meters (76 feet). A total of 59 fire assay samples reflected an average grade of 0.07 ounces of gold per ton.

   e. Canon 821: Exploration progress continues at Canon 821 Adit, Winze 821, the General Winze and Adit 2A. Pillars were found in Adit 2A about 105 meters (347 feet) from the entry.

3. The El Capulin Mine

   a. A total of more than 29 surface trenches was excavated over a distance of 537 meters (1,772 feet) and the 404 fire assay samples revealed an average grade of 0.10 ounces of gold per ton. A backlog of samples are in the process of being assayed.

   b. In the Capulin adit, a total of 188 meters (620 feet) was cleaned; the goal is to reach the Capulin vein. The seven fire assay samples averaged a grade of 0.25 ounces of gold per ton.

4. Tailings

The 573 samples that were fire assayed reflected a grade of gold of 0.06 ounces per ton.

Exploration on this property will continue with channel trenching, re-opening of former adits, and to include diamond core and/or reverse circulation drilling, mapping and sampling of the known mineralized areas to determine if there is any commercial gold mineralization on this property. Diamond drilling may be utilized to outline the more promising shoots and to check for continuity of gold.

Potosi Exploration Concession

The exploration concession application was filed on September 6, 1993, with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador's Minister of Economy's office, by the owners of the real estate, the Cooperative San Felipe-El Potosi. An application for an exploration concession was filed on May 8, 1997 in order to comply with the current mining regulations adopted by the Government of El Salvador in February 1996. The concession consists of approximately 6,100 acres.

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

2. The lease payment will be five percent of the gross receipts derived from the production of precious metals from this site and will be payable monthly.

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

Modesto Mine

Modesto Mine Location

The Modesto Mine is located due north of the town of El Paisnal, approximately 19 miles north of the Capital City, San Salvador. The Joint Venture considers this property as a good gold mining prospect and since August 1993, it has proceeded with an exploration program.

Modesto Mine Geology and History

From its geologist and from the records available to the Joint Venture, the following information was obtained:

Two persistent veins "Paredon" and "Chicharron" outcrop along the crests of two parallel hogback ridges 1,900 meters apart, and are composed of thick flat-lying andesite flows capped by discontinuous patches of rhyolite. These were examined in 1948-1950 by M. Buell along strike (45 degrees) for 2,240 meters and 2,760 meters respectively and down dip (60 degrees to 80 degrees southeast) a maximum of 25 meters. The Paredon vein was barren but the north-eastern 1,320 meters of the Chicharron returned the following values:

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

Modesto Mine Ore Reserves and Exploration Results

The exploration through March 31, 1997, has accomplished the following:
Four bodies of gold ore have been blocked which contain approximately 18,800 ounces of a proven and probable grade of gold in 80,000 tons of ore with an average grade of 0.235 ounces of gold per ton.

The Modesto Mine appears to be a very good gold prospect. Since October 1993, three veins were discovered which extend over a length of one and one-half miles and a width of about one mile. The width of this area has a series of perpendicular and oblique tiny veins well dispersed which is a desirable ore for an open-pit operation. A total of 84 surface channel trenches was excavated; the 2,369 fire assay samples revealed an average grade of 0.035 ounces per ton.

The status of the three vein systems is as follows:

(1) Chicharron Vein: Over a length of 2,550 meters (8,415 feet), 69 surface channel trenches were dug consisting of 567.0 lineal meters (1,871 feet) from which 2,015 samples were taken which averaged a grade of 0.05 ounces of gold per ton. This vein strike is at north 50 degrees east with a dip 70 degrees and consists of milky, brownish grey and white quartz surrounded by andesite.

(2) Intermidy Vein: This vein is at an offset angle to the Paredon vein. A total of 495 meters (1,634 feet) of surface channel trenching was excavated and 265 assay samples reflected an average grade of 0.025 ounces of gold per ton.

(3) Paredon Vein: This vein was explored by excavating five surface channel trenches over 1,200 meters (3,960 feet) and 89 fire assay samples reflected an average grade of 0.015 ounces of gold per ton.

Underground workings:

(1) Taladron Adit: From this adit entrance to a point of 257 meters (848 feet) along the north 85 degrees west strike, all of the blockage was removed to penetrate it. A total of 80 fire assay samples were taken in the basalt and barren quartz monzonite veinlits which assays averaged 0.035 ounces of gold per ton. This adit changed its direction to south 70 degrees west and at a point of 131 meters (423 feet) a broken vein with a basalt horse was intercepted. The former vein was found at the end of this adit which turned to the west and encountered the Chicharron vein which at this point was 13 meters (43 feet) in width and 26 meters (86 feet) from the top of the hill.
    More than 20 assay samples are waiting to be fire assayed.

(2) Adit No. 10: This adit is above the Taladron Adit and it is the highest adit on this property. A total of 47 meters (155 feet) has been excavated and the 310 fire assay samples confirmed an average grade of 0.03 ounces of gold per ton. This adit follows a strike vein south 50 degrees west with a 55 degree easterly dip and encounters a vein at a width of 4.50 meters or 15 feet.

(3) Shaft No. 5: From the adit entrance, a total of 13.4 meters (44 feet) was cleaned. A sub level was discovered and this was cleaned at both ends north and south for a distance of 95.7 meters (316 feet) and 327 samples were fire assayed disclosing an average grade of 0.37 ounces of gold per ton. A total of 490 samples were taken from this sub level and from interconnecting levels. 75 samples were fire assayed revealing an average grade of 0.11 ounces of gold per ton.

(4) Shaft No. 7: This adit was recently opened to follow a vein and it is too premature to provide meaningful results.

The Joint Venture employs from 25 to 30 employees to work at this mine exploration program.

Modesto Mine Present Status

After completing the necessary surveying, mapping and planning, the Joint Venture proceeded to clean and trench the surface and adit vein exposure. Since August 1993, 3,084 metric feet of surface channel trenching (10,177 feet) and 866 meters (2,858 feet) of adit cleaning were completed. In addition, four inclines have been completed. A total of 4,027 fire assay samples were performed. The Joint Venture will continue the channel trenching and the reopening of the former adits as well as to formalize its own drilling program.

Modesto Mine Concession/Ownership

On or about September 2, 1993, the Joint Venture through one of its employees, filed an application with the El Salvador Department of Energy, Mines and Hydrocarbons to explore the 4,000 hectares (9,800 acres) of property known as the Modesto Mine. The application, together with the consent to explore this area from the property owners owning more than 25% of total area, has been submitted to the El Salvador Director of Energy, Mines and Hydrocarbons. Also, the Joint Venture had submitted its original plan to this governmental agency on January 24,
1994, outlining its exploration program.    In order to comply with the
current mining regulations adopted by the Government of El Salvador during February 1996, the Joint Venture filed an exploration concession application on April 21, 1997.

Hormiguero Mine ("Hormiguero")

Hormiguero Location

The Hormiguero is located approximately five miles southeast from SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

Hormiguero Current Status

The Joint Venture continues to develop an exploration program on the 5,000 acre site. An application for exploration has been filed on September 6, 1993 with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office. In order to comply with the El Salvadoran Mining Law adopted during February 1996, a current exploration application was filed on April 21, 1997.

The Hormiguero property continues to be in the stages of being mapped geologically and topographically on a referenced grid in order to provide a base to plan a drilling program with the objective to prove that a commercial body of ore may extend below the bottom of the former workings. This drilling activity would also determine if the faulted north end of the Gallardo vein continues. Further drilling could evidence the mineralization of unexplored veins.

1. Tailings: In an area of approximately 15,744 square meters
   (approximately four acres) 35 test pit holes at a total depth of 322 meters (1,063 feet) were excavated and the 705 samples that were fire assayed showed an average of 0.064 ounces of gold per ton times 150,000 tons should contain 9,600 ounces of gold.

2. A total of 11 surface channel trenches consisting of 310 meters (1,023 feet) were dug perpendicular to the Guadalupe vein and from a total of 155 samples, 96 samples verified an average grade of 0.0177 ounces of gold per ton.

3. Taladron Adit: The purpose is to clean this adit in an attempt to intercept the Guadalupe vein at 61 meters (201 feet) below surface. So far 35 meters (116 feet) have been cleaned.

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

  "Although known locally . . . as Hormiguero' the deposit is actually a composite of three separate sections, the Gallardo, Guadalupe and Hormiguero, all in coarse-grained andesite, grouped about and formerly connected by aerial tramway to a central mill situated immediately southwest of the Canton Hormiguero. The Gallardo and Guadalupe veins are strong, persistent structures striking 045 degrees and 020 degrees respectively and forming thin ridges 500 feet east and 1,750 feet west of the central mill. Both are composite and slightly braided structures composed of two main parallel branches 70 feet apart, and several interconnecting sub-branches, all dipping greater than 60 degrees west. Vein material is banded and crustiform quartz-calcite, secondary manganese oxides and probaly [sic] rhodochrosite, weakly mineralized with pyrite, spalerite, galena and chalcopyrite. Strong proplylitization accompanied by considerable pyrite has attacked the andesites outward for about ten feet from the walls resulting in the formation of yellowish red, clayey oxidation products on surface.

  "The Gallardo has been worked on six levels for 2050 feet along strike and 400 feet vertically. Access was through the Benjamin adit at the extreme southwest end and an inclined (61 degrees) shaft 350 feet from the northeast end. Two vertically plunging ore shoots 300 and 600 long and 500 feet apart were stoped to the 5th level where the larger bottomed, according to notations on a long section made by the El Salvador Silver Mining Co. in 1920. Limited stoping above the Benjamin adit suggests a third shoot in that area and a possible unexplored prolongation of the vein towards the southwest. An abrupt cut-off of the north (larger) ore shoot coincident with the north end of the mine may be due to lateral fault displacement; an undeveloped segment of the vein might therefore be anticipated further north.

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

  "Four other virtually unexplored veins known as La Gloria or Esperanza, Victoria or Tilden, Tecolote and El Dorado, occur 500 to 900 feet west of the Gallardo and Hormiguero mines. The Gloria and Tecolote strike east-west; the remaing [sic] two are roughly parallel to the Gallardo.
In a letter dated 1919, a geologist named Mr. Swanquist states that initial exploration and very limited mining obtained encouraging results' from the Tecolote and fair ore' from the El Dorado.

  "The same letter mentions two additional prospects, the Consuelo of unknown location but 700 feet from the plant and just being opened up' and the La Posa, on the Las Garzas river, north of Canton Hormiguero from which ore grading $10.92 per ton ($20.00 gold and $1.11? [.385] silver), with values mainly in silver, was mined over 4 to 5 foot widths, in a 35 foot winze."

In 1921, i.e. during El Salvador Silver Mine's final year of operation, the following ore reserves were blocked out:

Proven: (U.S. dollar values based on a $20.00 per ounce gold price and a $0.385 per ounce silver price.)

                               Tons        Grade     Dollar Value Per Ton
                              ------       -----     --------------------
Guadalupe Hanging Wall Vein   11,208       0.353            $7.06
Guadalupe Footwall Vein        7,528       0.319            $6.37
Hormiguero and Gallardo       10,000       0.400            $8.00
                              ------
                   Total:     28,736
Probable:
                               Tons        Grade     Dollar Value Per Ton
                              ------       -----     --------------------
Guadalupe Hanging Wall Vein   21,900       0.295            $5.89
Guadalupe Footwall Vein       23,556       0.340            $6.80
                              ------
                    Total:    45,456


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

Montemayor Geology and Historical Information

The following information was obtained from a report entitled, "Mining in El Salvador-United Nations Development Program 1968-1971":

"Montemayor-Lola Area

"The eastern and northeastern limits of the Three Corners area are defined by a scattering of three small mines and numerous prospects distributed along the course of the south-flowing Rio Montemayor in a system of parallel normal faults collectively known as the Montemayor lineament'. Consistent with the origin proposed under General Geology' these have been probably induced by subsidence along the northern margin of the central graben, resulting in a progressive tensional failure that has sliced the pyroclastic rocks of the area into a series of tabular blocks stepped successively upward to the northeast end culminating in the steep serrated ridges of the Copetillos escarpment. This has resulted in the creation of a 13,000 foot-wide regional sheeted' zone composed of closely spaced, northwest striking, west dipping parallel faults, stretching for five miles northeast along the river and has imported to the river gorge an assymetric cross section whose higher, northeast slope is underlain by deeply dissected acid to basic tuffs and lower southwest slope by the low rolling andesitic, Three Corners terrain.

"Extensive veining in the fragmentals has produced a lengthy mineralized zone roughly coincident with the sheating,' which includes the Montemayor deposit near the headwaters of the river and, arranged in en-echelon alignment downstream, the Tebanco, Lola, and Tepeyac occurrences and the minor Salamanca, Jimerito, Mina Grande, Copetilla and La Joya showings.

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

"Montemayor

"The Montemayor property embraces a group of small mine openings and prospects aligned along a series of parallel southeast striking veins following the course of the Montemayor river for 16,000 feet, from its headwaters to the beginning of the pronounced S' bend enclosing the old Tabanco mine. Some confusion over the names and locations of these various workings has always existed; for the purpose of this report, the following nomenclature, adapted from early maps of the district, will be employed. Proceeding upstreams [sic], the workings are:

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

"The hanging wall sulfide' vein located 40 feet west of the Montemayor is apparently more heavily mineralized but contained no ore over 75 feet of drifting driven from the lower Montemayor level.

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

Montemayor Current Status

1. Surface channel trenching: From July 19, 1995, 55 surface channel trenches were excavated over a 920 meter (3,036 feet) length . In the Banadero area, from 29 trenches, 375 fire assay samples contained an average grade of 0.036 ounces of gold per ton.

   The remaining 26 surface channel trenches were excavated in the Montemayor area: the 103 fire assay samples averaged 0.022 ounces of gold per ton.

2.   Underground adits and workings:                                   Av.
                                                      Advancement      Assay
                                                                No. of Grade
        Adit Name                  Comments       Meters  Feet Samples /Ton
        ---------                  --------       ------  ---- ------- ------
A. Montemayor Mine
   1. Polvorera Adit No. 1                          56.0  185     15    0.016
   2. Polvorera Adit No. 2 Crosscut encountered    140.0  462     27    0.010
   3. Lechuza Adit         Crosscut encountered    136.0  449     42    0.010
   4. Cablote Adit #2      Used to explore
                            Montanita vein           7.0   23
   5. Montanita Stope #2   Unaccessible entry
      a. Communication 1   Along side of Montanita 107.0  353     79    0.150
      b. Communication 2   Along side of Montanita   8.5   28      8    0.040
   6. Guascanal Adit                                19.0   63     11  no assays
   7. Sirena Adit          All in barren andesitic
                            rock                    90.0  297
   8. Sirena Adit No. 2                              7.0   23
   9. El Indio Adit        All in barren andesitic
                            rock                    29.0   96
  10. Guaruma Winze                                 21.7   72     22    0.03
  11. Tempisque Sub level  .90 meter (three feet)
                               vein                  9.0   30      8
  12. El Indio             Winze-excessive cave-ins 29.0   96
  13. Limon Adit                                     6.0   20
  14. La Encajonada Adit                            12.0   40
                                                   ----- ----    ---
       Totals:                                     677.2 2237    212
                                                   ===== ====    ===
B. El Banadero Mine        3.5 kilometers
                            (2.2 miles) west of
                            Montemayor
   1. Saravia Adit         Crosscut with .70 meters
                            (2.31 feet) vein        44.4  147
   2. Caraguito No. 1                               14.0   46
   3. Caraguito No. 2                               30.0   99
   4. Demetrio Adit        1.1 meter (3.63 feet)
                             vein                    5.0   17
   5. El Salto Adit                                 12.0   40
                                                   -----  ---
                 Totals:                           105.4  349
                                                   =====  ===

Approximately 20 to 25 employees are employed at this site. On April 22, 1997, a current exploration concession was filed with the Minister of Economy's office in order to comply with the El Salvadoran Mining Law adopted on February 1996.

Comseb Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. At the SSGM Lab, the Joint Venture employs four employees for each of the twelve-hour shifts. A total of 58,924 samples of fire assays have been completed through March 31, 1997. Approximately four employees are working during the two eight-hour shifts at the SCMP laboratory.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 1997.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 1997.
                                            Executive         Period
                          Age as of       Offices Held        Served
        Name           March 31, 1997    With Company (1)  In Office (2)
------------------     --------------    ----------------  -------------
Edward L. Machulak           70          President,
                                         Chief Executive
                                         Officer, and
                                         Operating
                                         and Financial
                                         Officer           09/14/62 to present
                                         Treasurer         06/78 to present

Edward A. Machulak           45          Executive Vice
(Son of President)                       President         10/16/92 to present
                                         Secretary         1/12/87 to present
                                         Assistant
                                         Secretary         4/15/86 to 1/12/87

Luis A. Limay                55          Project and Mine
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

  Directors', Officers', and Key Management's Experience

  The business experience of each of the Directors, Officers, and Key Management is as follows:

  Edward L. Machulak has been employed by the Company since September 1962. Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors' Executive Committee.

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

  Edward A. Machulak was elected as a Director and holds the following Company positions: Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987. His business experience is as follows: Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution yard from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities since 1976.

  Clayton H. Tebo has been a Director of the Company since March 11, 1991. Mr. Tebo had been a Director of the Company from the Company's inception, September 1962, through March 1, 1969. Mr. Tebo has been retired since March 6, 1969, however, he has been retained from time to time by the Company as a consultant for special projects. He also was the special assistant to the President prior to and after his 1969 retirement.

  Luis Alfonso Limay was appointed to the position of Project and Mine Manager since October 1986 and is responsible for managing the daily affairs of the Joint Venture. During March 1995, Mr. Limay was appointed to the position of Manager of El Salvador operations which
  now supersedes his position as Project and Mine Manager.   Mr. Limay
  was employed by Sanseb from 1977 through March 1978 as its chief geologist. He obtained degrees in geology and engineering from the National University of San Marlos, Lima, Peru, and the University of Toronto. He was employed as chief geologist by Rosario Resources in a Honduran underground mining operation and he held the same position with Canadian Javelin in El Salvador.

                               PART II



Item 5.  Market for the Company's Common Stock and Related Stockholders'
Matters

(a)  Principal Market and Common Stock Price

The Company's common shares are traded on the Boston Stock Exchange under the symbol "CMG" or "CMG.BN," on a fully listed basis since February 10, 1976, and on the National Association of Securities Dealers Automated Quotation System Small-Cap Issue (NASDAQ) under the symbol "CGCO" since March 23, 1987.

The following table reflects the range of high and low prices of the common shares as reported by NASDAQ for the period ended March 31, 1996 and the highest and lowest trade price during each quarter through the period ended March 31, 1997. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

For the period ended                March 31, 1997    March 31, 1996
                                     High      Low     High      Low
                                    -----    -----    -----    -----
First quarter ending June 30        $4.38    $2.38    $4.63    $3.75
Second quarter ending September 30  $3.25    $2.38    $3.75    $3.00
Third quarter ending December 31    $3.25    $1.88    $3.25    $2.63
Fourth quarter ending March 31      $4.00    $1.88    $3.25    $2.75


(b)  Approximate Number of Holders of Common Shares

As of March 31, 1997, the common shares were held by approximately 3,000 shareholders of which a high percentage are United States' residents.

As of March 31, 1997, there were approximately 2,138 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 862.

As of March 31, 1997, there were outstanding: (a) 9,193,042 shares of common stock; (b) 1,591,360 stock options to purchase common stock; and
(c) 1,515 shares of Series A Convertible Preferred Stock which subsequently were converted into 989,965 common shares.

(c)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 1997. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

Item 6.  Selected Financial Data

The following table sets forth certain consolidated financial data for the respective periods presented and should be read with the Consolidated Financial Statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                      Year Ended March 31,
                                      --------------------
                      1997        1996         1995        1994         1993
                  ----------- -----------  ----------- -----------  -----------
Income Statement Data
Total revenue     $ 1,630,211 $ 1,345,260  $   823,181 $   507,964  $   403,242
                  =========== ===========  =========== ===========  ===========
Income from
 continuing
 operations       $ 1,007,598 $   787,802  $   274,747 $    66,852  $    41,970
                  =========== ===========  =========== ===========  ===========
Income (loss) from
 continuing operations
 per share:
Primary           $      .124 $     0.107  $     0.046 $      0.01  $      0.01
                  =========== ===========  =========== ===========  ===========
Fully diluted     $      .104 $     0.106  $     0.045 $      0.01  $      0.01
                  =========== ===========  =========== ===========  ===========
Weighted average
 shares outstanding 8,136,286   7,368,058    5,941,950   4,828,496    4,451,853
                  =========== ===========  =========== ===========  ===========
Balance Sheet
 Working capital  $   660,596 $   (92,398) $   322,944 $   (90,620) $    67,772
                  =========== ===========  =========== ===========  ===========
 Total assets     $25,067,334 $20,513,115  $17,617,423 $14,204,563  $13,568,374
                  =========== ===========  =========== ===========  ===========
 Short-term
  obligations*    $ 5,594,557 $ 5,185,298  $ 4,250,139 $ 4,487,511  $ 3,927,365
                  =========== ===========  =========== ===========  ===========
 Long-term
  obligations     $   145,000 $    20,259  $   120,000 $   245,000  $   245,000
                  =========== ===========  =========== ===========  ===========
 Shareholders'
  equity          $19,208,219 $15,159,507  $13,024,911 $ 9,365,870  $ 8,928,591
                  =========== ===========  =========== ===========  ===========
 Cash dividends   $         0 $         0  $         0 $         0  $         0
                  =========== ===========  =========== ===========  ===========

*Most of the short-term obligations are owed to related parties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the three years ended March 31, 1997, 1996 and 1995 and the financial condition, liquidity and capital resources for the same three-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is producing gold on a limited basis from the virgin gold ore and tailings it is extracting at the SSGM and it simultaneously is performing four separate operations. First, it has commenced a limited production of gold by processing the SSGM tailings and now they are being blended with the virgin ore at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the four gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Montemayor Mine, and the Modesto Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP.
On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Presently peace prevails.

Current Status

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity by processing tailings, it encountered operational problems which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; mechanical problems occurred, metallurgical differences had to be resolved; the rainy (hurricane) season was unusually severe; the head grade varied and problems were encountered with the handling of the separation of the coarse material. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues ($969,721 - 1997; $1,180,279 - 1996) from the gold sales by reducing the advances to the Joint Venture, it would have reflected a nominal profit.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and at the following four other mines:
the San Felipe-El Potosi, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine; all located in El Salvador.

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

Results of Operation Fiscal Years March 31, 1997 Compared to March 31,
1996

The Company had a net gain of $1,007,598 or $.124 per share for its fiscal year ended March 31, 1997 compared to a net gain of $787,802 or $.107 per share for the previous fiscal year or an increase of 28%. This increase was attributable primarily to the additional interest income earned from the advances to the Joint Venture. This fiscal year the interest earned was $1,567,375 compared to the prior fiscal year's interest earnings of $1,286,733. This gain results primarily from a charge of interest due to the advances to the Joint Venture which amounted to $15,693,766 for this period or a net increase of $3,894,692 (33%) from the last fiscal period which equalled $11,799,074. The total advances to the Joint Venture amounted to $16,663,487 but were reduced by the $969,721 revenues received from the gold sales.

Likewise the Company's borrowings have increased from $3,583,480 (1996) to $4,108,338 (1997) or approximately 15% and the interest expense for 1996 has increased from $470,710 to $554,636 for the last year.

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

Results of Operation Fiscal Years March 31, 1996 Compared to March 31,
1995

The Company had a net gain of $787,802 or $.11 per share for its fiscal year ended March 31, 1996 compared to a net gain of $274,747 or $.046 per share for the previous fiscal year or an increase of 187%. This increase was attributable primarily to the additional interest income earned from the advances to the Joint Venture. This fiscal year the interest earned was $1,286,739 compared to the prior fiscal year's interest earnings of $751,389. This gain results primarily from a charge of interest due to the advances to the Joint Venture which amounted to $11,799,074 for this period or a net increase of $3,122,766 (36%) from the last fiscal period which totalled $8,676,308. The total advances to the Joint Venture during this fiscal period equalled $12,979,353, but were reduced by the $1,180,279 revenues received from the gold sales.

Likewise the Company's borrowings have increased from $2,725,014 (1995) to $3,583,480 (1996) or approximately 32% and the interest expense for 1996 has increased slightly from $466,604 to $470,710 for the last year.

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The funds needed by the Joint Venture were obtained from the Company via net advances: $3,894,692 in fiscal 1997. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform diamond drilling on the SSGM, to upgrade and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $15,693,766 to the Joint Venture, exclusive of gold sale proceeds.

The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's fiscal year ended March 31, 1997 were derived from the various sources including related parties as follows:

Funding Sources                           From
                                   Related      Other
                                   Parties     Sources      Total
                                -----------  ----------  ----------
Accounts payable &
 accruals etc.                  $  (59,524)  $  105,147  $   45,623
Notes payable                      377,159      147,699     524,858
 Equity                            890,921    2,150,193   3,041,114
Net income                                    1,007,598   1,007,598
                                ----------   ----------  ----------
Totals                          $1,208,556   $3,410,637  $4,619,193
Increase in cash
 & cash equivalents                            (724,501)   (724,501)
                                ----------   ----------  ----------
Advances to the Joint Venture   $1,208,556   $2,686,136  $3,894,692
                                ==========   ==========  ==========


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

From September 1987 through March 31, 1997, the Company has advanced to the Joint Venture, the sum of $15,103,501 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $15,693,766. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, for the purchase of a crushing system, for diamond drilling at the SSGM, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Items 1 and 2 of this report describe the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the additional equipment needed for the SCMP would permit it to reach its goal of processing up to 400 tons of virgin ore each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the installation of its crushing system. During the last fiscal quarter ended March 31, 1997, the Company did raise the sum of $2.5 million by issuing Series A Convertible Preferred Stock and the placement of additional equity securities.

Employees

The Joint Venture employs approximately 318 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

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

Company Advances to the Joint Venture

Since September 1987 through March 31, 1997, the Company, and three of its subsidiaries, have advanced to the Joint Venture $15,693,766. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $5,234,795 through March 31, 1997. The Company furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, during the past fiscal year, the Company was able to invest a gross sum of $4,864,413 which was reduced by the $969,721 received from the sale of gold proceeds and reflected a net investment of $3,894,692, into the El Salvador operations. This includes allocation of the Company's expenditures. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ended March 31, 1998.

Item 8.  Financial Statements and Supplementary Data

                Index to Consolidated Financial Statements
                     And Supplementary Financial Data

                                                             Page

Report of Independent Certified Public Accountants . . . . . . . . . 58

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 1997 and 1996 . . 59 Consolidated Statements of Income, Years Ended March 31, 1997, 1996 and
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 60
Consolidated Statements of Changes in Shareholders' Equity Years
Ended March 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . 61
Consolidated Statements of Cash Flows, Years Ended March 31, 1997,
1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .62
Notes to Consolidated Financial Statements . . . . . . . . . . . . . 63
Quarterly Financial Data (Unaudited) . . . . . . . . . . . . . . . . 77

Supplementary Financial Data:

Report of Independent Accountants on the Financial Statements
Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 86

Financial statements schedules other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Commerce Group Corp. and Consolidated Subsidiaries:

We have audited the consolidated balance sheets of Commerce Group Corp. ("Company"), a Delaware Corporation, and its subsidiaries, as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 1997, 1996, and 1995, in accordance with accounting principles generally accepted in the United States.

REDLIN AND ASSOCIATES
Certified Public Accountants


Milwaukee, Wisconsin
April 28, 1997

           COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  Consolidated Balance Sheets--March 31


                                                 1997              1996
                                          ------------    ---------------
                                 ASSETS
                                 ------

Current assets
 Cash                                    $     780,154     $       55,653
 Investments                                   194,888            198,982
 Accounts receivable                           112,382            143,476
 Inventories                                    88,250            118,748
 Prepaid items                                   1,698                986
                                         -------------     --------------
  Total current assets                       1,177,372            517,845

Real estate (Note 4)                         1,179,836          1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                                   15,693,766         11,799,074
Investment in Joint Venture
 (Note 3)                                    7,016,360          7,016,360
                                           -----------        -----------
Total assets                               $25,067,334        $20,513,115

                              LIABILITIES
                              -----------
Current liabilities
 Accounts payable                          $   119,558     $      148,051
 Notes and accrued interest
  payable to related parties
  (Note 5)                                   3,461,529          3,084,370
 Notes and accrued interest
  payable to others (Note 5)                   646,809            499,110
 Accrued salaries                            1,344,015          1,204,140
 Accrued legal fees                            137,069             76,883
 Other accrued expenses                        150,135            341,054
                                           -----------     --------------
   Total liabilities                         5,859,115          5,353,608

Commitments and contingencies (Notes 3, 5, 6, 7, 10 and 14)


                          SHAREHOLDERS' EQUITY
                          --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1997-1,515 shares; 1996-none  (Note 10)   $ 1,515,000     $            0

Common Stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 1997-9,193,042 (Note 10)                      919,304
 1996-7,792,209 (Note 10)                                          779,221
 Additional paid in capital                 14,359,037          12,973,006
Retained earnings (deficit)                  2,414,878           1,407,280
                                           -----------         -----------
 Total shareholders' equity                 19,208,219          15,159,507
                                           -----------         -----------
 Total liabilities and shareholders'
  equity                                   $25,067,334         $20,513,115
                                           ===========         ===========

 The accompanying notes are an integral part of the consolidated financial statements.

        COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             Consolidated Statements of Income--March 31

                                  1997             1996          1995
                            ----------       ----------    ----------
Revenues:
Campground income           $   59,009       $   55,692    $   54,600
Land sales                           0                0         9,000
Interest income                  3,832            2,669         6,172
Interest income Joint
 Venture (Notes 3 & 11)      1,567,375        1,286,739       751,389
Miscellaneous income                 0              160         2,020
                            ----------        ---------    ----------
  Total revenue              1,630,216        1,345,260       823,181

Expenses:
Cost of land sales                   0                0         1,325
General, administrative and
 campground expenses            67,982           86,748        80,505
Interest expense               554,636          470,710       466,604
                            ----------        ---------     ---------
  Total expenses               622,618          557,458       548,434
                            ----------        ---------     ---------
Net income (loss)            1,007,598          787,802       274,747
  Credit (charges) for
   income taxes                      0                0             0
                            ----------       ----------    ----------
Net income (loss) after income
  tax credit (charge)       $1,007,598       $  787,802       274,747
                            ==========       ==========     =========

Net income (loss) per share
 (Note 2)                   $     .124       $     .107     $    .046
                            ==========       ==========     =========

Weighted av. shares
 outstanding (Note 2)        8,136,286        7,368,058     5,941,950
                            ==========       ==========     =========

Fully diluted income per
 common share              $     .104        $    .106     $    .045
                           ==========        =========     =========

Weighted average diluted number
of shares and assuming all
rights and options were
exercised on March 31
(Note 2)                    9,727,646        7,465,898     6,101,006
                           ==========        =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
             Consolidated Statement Of Changes in Shareholders' Equity
                 For the Years Ended March 31, 1997, 1996, and 1995

                                                  Common Stock
                                    ------------------------------------------
                                                        Capital in
                                                          Excess     Retained
                                    Number of    Par      of Par     Earnings
                                      Shares    Value      Value     (Deficit)
                                    --------- --------  ----------  ----------
Balance March 31, 1994              5,086,960 $508,696  $8,512,443  $ 344,731

Net Income for FY March 31, 1995                                      274,747


Common Shares Issued
 Dir./off./employee/services comp.    101,800   10,180     141,890
 Payment of debt                      859,076   85,908   1,543,359
 Stock options/rights                 978,066   97,807   1,005,151
 Cash/equipment lease/purchase        268,817   26,881     473,118
                                    ---------  -------  ----------   --------
Balance March 31, 1995              7,294,719  729,472  11,675,961    619,478

Net income for FY March 31, 1996                                      787,802

Common Shares Issued
 Dir./off./employee/services comp.     45,384    4,538     110,069
 Payment of debt                      248,468   24,847     739,090
 Stock options/rights                  60,260    6,026     139,624
 Cash/equipment lease/purchase        143,378   14,338     308,262
                                    ---------  -------  ----------  ---------

Balance March 31, 1996              7,792,209  779,221  12,973,006  1,407,280

Net income for FY March 31, 1997                                    1,007,598

Dir./off./employee/services comp.      66,563    6,656     122,875
Payment of debt                       381,043   38,104     762,792
Cash                                  953,227   95,323   1,526,927
Preferred conv. stock issuance costs:
 Current                                                  (404,466)
 Deferred                                                 (622,097)
                                    --------- -------- ----------- ----------
Balance March 31, 1997              9,193,042 $919,304 $14,359,037 $2,414,878
                                    ========= ======== =========== ==========
The accompanying notes are an integral part of the consolidated financial statements.

        COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
           Consolidated Statements of Cash Flows
              For the Years Ended March 31
                                              1997       1996       1995
                                         ---------   --------   --------
Operating activities:
 Net income (loss)                      $1,007,598   $787,802   $274,747
Changes in other operating assets
 and liabilities (net):
 Accounts receivable and inventory          61,592   (262,224)         0
 Other assets                                3,382       (366)       973
 Accounts payable                          (28,493)   (74,372)   116,241
 Accrued salaries                          139,875    (53,050)   267,550
 Accrued directors' fees                         0    (47,950)    (6,850)
 Accrued legal fees                         60,186    (89,473)  (113,257)
 Accrued liabilities                      (190,919)   167,425     (1,260)
 Common stock issued for services          129,531    114,607    152,070
                                         ---------   --------   ---------
 Cash provided (used)
   by operating activities               1,182,752    542,399    690,214

Investing activities:
 Cash advances to Joint Venture         (3,027,882)(2,845,282)(1,865,869)
 Non cash advances to Joint Venture     (1,836,531)(1,457,763)(1,018,209)
                                         ---------  ---------  ---------
  Gross advances to Joint Venture       (4,864,413)(4,303,045)(2,884,078)
  Less:  gold sale proceeds                969,721  1,180,279          0
                                         ---------  ---------  ---------
Net advances to Joint Venture           (3,894,692)(3,122,766)(2,884,078)

Financing activities:
 Net borrowings                            524,858    858,466   (508,555)
 Preferred stock issued                  1,515,000          0          0
 Common stock issued                     1,396,583  1,232,187  3,232,224
                                         ---------  ---------  ---------
   Funds provided by financing
   activities                            3,436,441  2,090,653  2,723,669

Increase (decrease) in cash and
 cash equivalents                          724,501   (489,714)   529,805
Cash - beg. of year                         55,653    545,367     15,562
                                        ---------- ---------- ----------
Cash - end of year                      $  780,154 $   55,653 $  545,367
                                        ========== ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.

        COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES Notes to
           Consolidated Financial Statements March 31, 1997

(1) The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the
    Republic of El Salvador, Central America.   Gold bullion, the Joint
    Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the City of Santa Rosa de Lima. Exploration is also taking place at four other mining properties, all located in the Republic of El Salvador, Central America.

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

(d) The investment consists of precious stones which are stated at the lower cost or market value.

(e) Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date.

(f) Inventory consists of processed ores and metal-in-process which are stated at the lower of average cost or market.

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

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported. No allowance was made for the common shares that will be issued upon the conversion of the Series A Convertible Preferred Stock as the exact number of shares to be issued are undeterminable until the conversion date.

If on March 31, 1997, 1,591,360 option shares would be added to the weighted average calculated number of shares which amounts to 8,136,286 (under the assumption that all of the stock options would be exercised), the total number of the weighted average fully diluted shares would be 9,727,646, and the profit per share for the fiscal year ended March 31, 1997, would be $.104 per share. The same assumptions were used for the same 1996 fiscal period.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that at present trades about 8.75 colones per U.S. dollar. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no delay in exchanging dollars for colones or vice versa.

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

(3) Commerce/Sanseb Joint Venture ("Joint Venture")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed to explore, exploit, research, and develop adequate gold reserves. It produced gold from SSGM from 1972 through February 1978.

On September 22, 1987, the Company and Sanseb entered into a joint venture agreement to formalize their relationship with respect to the mining venture and to account for the Company's substantial investment in Sanseb. Under the terms of the agreement, the Company is authorized to supervise and control all of the business affairs of the Joint Venture and has the authority to do all that is necessary to resume mining operations at the SSGM on behalf of the Joint Venture. The net pre-tax profits of the Joint Venture will be distributed as follows: Company 90%; and Sanseb 10%. Since the Company owns 82 1/2% of the authorized and issued shares of Sanseb, the Company in effect has over a 98% interest in the Joint Venture activities.

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

Accounting Matters

The Joint Venture records all costs and expenses as capital items which are reduced by the gold sale proceeds and it will write off these cumulative costs on a unit of production method at such time as it begins producing gold derived from the virgin gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

Advances to Joint Venture

As of March 31, 1997, the Company's advances were $15,103,501, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $15,693,766.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87                    $17,253,501
Less amounts received from gold sales                     (2,150,000)
The Company's net of gold sale proceeds
  advances since 09/22/87                                 15,103,501
The Company's initial investment                           3,508,180
Sanseb's investment in the Joint Venture                   3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                            19,388,321
                                                         -----------
Total:                                                    41,508,182
Advances by the Company's three subsidiaries                 590,265
                                                         -----------
Combined total investment                                $42,098,447
                                                         ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.
During this fiscal period gold is being produced by trucking the tailings and virgin ore for processing at the SCMP.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application.

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

Effective February 1996, the Government of El Salvador passed a law which will require mining companies to pay to it three percent of its gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site.

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(1) The Joint Venture will pay to 270 former El Salvador employees pursuant to a settlement agreement dated June 1985, as follows: A sum of approximately 500,000 colones (approximately U.S. $57,143 at the current rate of exchange) in three (3) installments contingent upon the production and sale of gold, to wit: one-third is to be paid from the sale of the first production of gold; one-third is to be paid one (1) year thereafter; and one-third is to be paid two (2) years after the first payment. The entire amount due has been paid or placed in escrow for those persons that cannot be located.

(2) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services;

(3) From the profits earned, five percent of the gross wages paid to the full-time employees shall be paid into a pension fund;

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

(5) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of five percent of its pre-tax profits, but, in any event, not less than a minimum amount equal to five percent of eight percent of the total assets;

(6) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvador currency into United States' currency for the payment of its loans, interest, and any other obligations, including the payment of dividends. Presently, there are no restrictions to convert the El Salvador colones into United States' currency. (Note
     2)

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

On May 18, 1994, the El Salvador Constitutional Supreme Court of Justice declared that the Joint Venture is entitled to be temporarily exempt from the payment of all fiscal and municipal taxes and import duty on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment guarantee bond in an amount of the Custom's duty until a final decision is made. It is charging the Company a ten percent added value tax prior to June 30, 1995, and 13% thereafter which is refundable to the extent of six percent of the value of the Joint Venture's exports. The Joint Venture intends to export all of its gold.

Gold Ore Reserves

The Joint Venture's geologists have determined that the minable and estimated gold reserves are approximately 15,785,000 tons which should contain 1,641,600 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings.

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

Modesto Mine

(a)  Real Estate

On August 26, 1994, the Company entered into a fifteen-year lease agreement to lease approximately 30 acres of key vacant land located at the Modesto Mine site, near the City of El Paisnal, El Salvador, at a cost of one thousand colones per manzana per year or approximately U.S. $67 per acre. A condition of the lease was a five-year prepayment provision of 87,500 colones or approximately U.S. $10,011. Also, the
Company has a first right of refusal to purchase this land.   On August
31, 1996, the Company purchased this parcel of land. This land was used as collateral in connection with a mortgage and a promisssory note that was issued.

On November 27, 1994, the Company entered into an agreement to purchase approximately 22 acres of land which abuts the land formerly leased at the Modesto Mine site. The Company owns a total of 52 acres.

San Felipe-El Potosi Mine ("Potosi")

(a)  Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the City of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals and under the following basic terms and conditions:

1. The lease payment will be five percent of the gross receipts derived from the production of precious metals from this site which will be payable monthly.

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

(4)  Real Estate Ownership

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
52 acres at the Modesto Mine: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the four other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for other real estate ownership.

(5)  Notes Payable and Accrued Interest
                                                      March 31

Notes payable consist of the following:           1997         1996
                                            ----------  -----------

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less than
16%, payable monthly, due on demand,
using the undeveloped land, real estate
and all other assets owned by the Company,
its subsidiaries and the Joint Venture as
collateral (Note 6)                         $3,461,529   $3,084,370

Other (consists primarily of short-term
notes and accrued 1996 interest of $262,955
(1995, $242,988.21) issued to trade creditors
and others, interest of varying  amounts,
in lieu of actual cash payments) and a
mortgage on a certain
parcel of land located in El Salvador.         646,809      499,110
                                            ----------   ----------
Total:                                      $4,108,338   $3,583,480
                                            ==========   ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 16 years, for a total of $1,344,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 1997:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,839,465. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 1997, an aggregate of $400,919, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the shares (58,900) borrowed from him during this fiscal period and it issued 26,887 of its common shares for the payment of interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 15, 1987, the Company granted its President, by unanimous consent of the Board of Directors compensation in the form of a bonus in the amount of two percent of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences.

The President presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of March 31, 1997.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789. The annual amount charged for the past three fiscal years is as follows: 1997, $33,468; 1996, $28,316 and 1995, $25,740.

On June 10, 1996, in consideration for the partial cancellation of the Company's debt due ($292,500) to this related party, 130,000 restricted common shares were issued to it.

On January 10, 1997, this related party purchased 68,000 of the Company's restricted common shares at a price of $2.00 a share. It also received a four-year stock option expiring on January 9, 2001, to purchase 68,000 of the Company's restricted common shares at a price of $3.00 for each share. This transaction had the same terms as were entered into with other independent arms-length transactions.

The same related company provides consulting, administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company. Total charges for these services were as follows: 1997, $7,950; 1996, $7,920 and 1995, $7,620.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which at March 31, 1997, amounts to $963,152; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of March 31, 1997:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $207,475 which bears interest at an annual rate of prime plus three
percent, but not less than 16% and the interest is payable monthly.   The
President's wife on December 14, 1996, purchased 83,900 restricted common shares, $0.10 par value, for a sum of $167,800. She simultaneously acquired a four-year stock option to purchase 83,900 of the Company's restricted common shares at a price of $3.00 each which expires December
13, 2001.   This transaction is under the same terms entered into with arms-length other purchases.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $137,069 for legal services rendered throughout the past years. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $50,518 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees were increased from $750 to $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees were increased from $250 to $400 for each meeting. The Directors and Officers have a right to exchange the amount due to them for the Company's common shares.

On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the lowest bid quote reflected in the NASDAQ Monthly Statistical Summaries during a twelve-month period preceding the exercise of this right. As of March 31, 1997, pursuant to the S.E.C. Form 8 Registration Statement effective as of April 4, 1994, the Directors/Officers exercised their rights to purchase 8,613 shares at a price of $1.875 per share in payment of all compensation due to them as of March 31, 1997.

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

Company Net Advances to the Joint Venture

                                          Total          Interest
                                        Advances         Charges
                                       ----------        --------
Balance April 1, 1990                 $ 1,625,163         252,060
 Year Ended March 31, 1991                718,843         266,107
 Year Ended March 31, 1992                698,793         312,004
 Year Ended March 31, 1993              1,003,617         347,941
 Year Ended March 31, 1994              1,155,549         451,180
 Year Ended March 31, 1995              2,884,078         751,389
 Year Ended March 31, 1996              3,122,766       1,286,739
 Year Ended March 31, 1997              3,894,692       1,567,375
                                      -----------      ----------
Balance March 31, 1997                $15,103,501      $5,234,795

Advances by three of the Company's
 wholly-owned subsidiaries                590,265               0
                                      -----------      ----------
Total Net Advances March 31, 1997     $15,693,766      $5,234,795

(7)  Commitments

Reference is made to Notes (3), (5), (6), (10) and (14).

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

(9)  Income Taxes

At March 31, 1996, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $4,347,244 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2012.

(10) Description of Securities

a.   Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 9,193,042 shares were outstanding as of March 31, 1997. Holders of shares of common stock are entitled to one vote for each share on all mattters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value, of which 2,500 shares of Series A Convertible Preferred Stock were issued as of January 30, 1997, and as of March 31, 1997, there remained 1,515 preferred shares issued and outstanding and none were issued as of March 31, 1996.

The number of shares of common stock issuable upon conversion of each of the 2,500 shares of preferred stock, and the consequent number of shares of common stock available for resale under this prospectus, is based upon a conversion ratio which is $1,000 divided by the lower of (a) $2.90 or
(b) 65% of the closing bid price of the common stock on NASDAQ averaged over the five trading days immediately prior to the date of conversion. The holders that converted these Series A Convertible Preferred Shares received 655,227 common shares.

The remaining preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.


c.  Stock option activity during 1997, 1996, and 1995 was as follows:



                              03/31/97         03/31/96           03/31/95
                         ------------------  ---------------- ----------------
                                   Weighted          Weighted         Weighted
                                   Average           Average           Average
                           Amount   Price    Amount   Price    Amount   Price
                         --------   -----   -------   -----   -------   -----
Outstanding, beg. yr.      97,840   $2.66   154,850   $2.66   709,760   $1.51
Granted                 1,507,400   $3.38     3,250   $5.00    94,590   $2.56
Exercised                           $0.00   (60,260   $2.42  (649,500)  $1.46
Forfeited                 (13,880)  $3.00         0   $0.00         0   $0.00
Expired                         0   $0.00         0   $0.00         0   $0.00
                        ---------   -----    ------   -----   -------   -----
Outstanding, end of yr. 1,591,360   $3.22    97,840   $2.66   154,850   $2.34
                        =========   =====    ======   =====   =======   =====

A summary of the outstanding stock options as of March 21, 1997, follows:

                                      Weighted Average
    Range of            Amount           Remaining           Weighted Average
Exercise Prices      Outstanding      Contractual Life        Exercise Price
---------------      -----------      ----------------       ----------------
$2.00 to $2.99         490,000           1.14 years                $2.44
$3.00 to $5.00       1,101,360           2.43 years                $3.56

d.  Stock Rights - To The President

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

e.  Stock Rights - Others

The Company has agreed to issue up to 25,000 of its restricted common shares in connection with a certain funding agreement entered into on December 19, 1996.

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years; no shares were borrowed from other non-related parties during the period ended March 31, 1997.

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange
Commission Form 8 Registration Statement No. 33-77226 under the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 258,747 were issued and 241,253 shares are authorized to be issued.

(11) Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus four percent. The interest is payable monthly. (Note 6)

(12) Litigation

There is no litigation.

(13) Quarterly Financial Data (Unaudited)

The following is a tabulation of unaudited selected quarterly operating results for March 31, 1997, and March 31, 1996:
                                                          Net Income
                                              Net Income    (Loss)
                                Revenues (a)  (Loss) (b)  Per Share
                                ------------ -----------  -----------
First quarter       06/30/95    $  299,687   $  173,459     $ .024
Second quarter      09/30/95       329,240      207,139       .028
Third quarter       12/31/95       355,729      206,487       .028
Fourth quarter      03/31/96       360,604      200,717       .027
                                ----------   ----------     ------
 Total as of        03/31/96    $1,345,260   $  787,802     $ .107
                                ==========   ==========     ======

First quarter       06/30/96    $  373,213   $  220,032     $ .030
Second quarter      09/30/96       401,758      250,608       .030
Third quarter       12/31/96       417,536      258,928       .030
Fourth quarter      03/31/97       437,709      278,030       .034
                                ----------   ----------     ------
 Total as of        03/31/97    $1,630,216   $1,007,598     $ .124
                                ==========   ==========     ======

(a)  Includes interest income from Joint Venture.

(b) Includes interest expense incurred on funds borrowed and then advanced to the Joint Venture.

(14) Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through March 31, 1997, amounts to approximately $20,000.

(15) Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the years ended March 31, 1997, 1996 and 1995 is as follows:


                                             1997        1996   1995
                                           ------     -------   ----
Cash paid during the year for:
Interest                                   $1,350     $     0     $0
Income taxes                               $    0     $     0     $0
Non-cash financing activities
Equipment capital leases                   $    0     $35,775     $0

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

Report of Independent Accountants on the Financial Statement Schedules . . 86

Schedule IV (1) Indebtedness of Related Parties. . . . . . . . . . . . . . 87

Schedule IV (2) Indebtedness to Related Parties. . . . . . . . . . . . . . 88

Schedule X (1) Supplementary Income Statement Information March 31, 1997,
1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .90

(b)  Reports on Form 8-K

Form 8-K dated June 11, 1996 regarding the Company's acceptance of letter of intent with National Securities Corporation of Seattle, Washington. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on June 26, 1996.)

Form 8-K dated January 30, 1997 regarding the sale of Regulation S shares. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on February 11, 1997.)

Subsequent to March 31, 1997, a Form 8-K dated May 28, 1997 regarding the agreement the Company entered into with Teck Corporation was filed. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on June 5, 1997.)

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

4.1        Three-Year Stock Option Agreement dated
           May 27, 1994, (30,000 common shares).
           (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended March 31, 1994.)

4.2        Three-Year Stock Option Agreement dated May 31, 1994,
           (30,000 common shares). (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended March 31, 1994.)

4.3        30-Month Stock Option Agreement dated March 22, 1995
           (20,710 common shares). (Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K for the year ended March 31, 1995.)

4.4        Two-Year Stock Option Agreement dated March 30, 1996
           (1,375 common shares). (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 1996.)

4.5        Two-Year Stock Option Agreement dated March 30, 1996
           (1,875 common shares). (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 1996.)


4.6* Three-Year Stock Option Agreement dated October 1, 1996 to purchase 22,500 common shares at $3.00 per share.

4.7* Four-Year Stock Option Agreement dated December 9, 1996 to purchase 3,000 common shares at $3.00 per share.

4.8* Four-Year Stock Option Agreement dated December 11, 1996 to purchase 15,000 common shares at $3.00 per share.

4.9* Four-Year Stock Option Agreement dated December 11, 1996 to purchase 60,000 common shares at $3.00 per share.

4.10* Four-Year Stock Option Agreement dated December 14, 1996 to purchase 83,900 common shares at $3.00 per share.

4.11* Four-Year Stock Option Agreement dated December 27, 1996 to purchase 30,000 common shares at $2.50 per share.

4.12* Four-Year Stock Option Agreement dated December 31, 1996 to purchase 25,000 common shares at $3.00 per share.

4.13* Four-Year Stock Option Agreement dated January 10, 1997 to purchase 68,000 common shares at $3.00 per share.

4.14 Two-Year Stock Option Agreement is to be issued effective as of January 30, 1997 to purchase 100,000 common shares at $3.22 per share and an additional 100,000 common shares at $4.22 per share.

4.15 One, Two, Three, Four and Five-Year Stock Option Agreements are to be issued effective as of January 23, 1997, to purchase 200,000 shares each of the years during a five-year period as follows: year one, $2.25; year two $2.75; year three, $3.25; year four $3.75; and year five $4.25.

9          Voting Trust Agreement--not applicable.

10 Material contracts regarding sale of assets and deferred compensation.

10.1 Bonus compensation, Edward L. Machulak, February 16, 1987. (Incorporated by reference to Exhibit 7 of the Company's Form 10-K for the year ended March 31, 1987.)

10.2       Loan Agreement and Promissory Note, Edward L. Machulak,
           June 20, 1988. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended March 31, 1993.)

10.3 Loan Agreement and Promissory Note, Edward L. Machulak, October 14, 1988. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended March 31, 1993.)

10.4       Loan Agreement and Promissory Note, Edward L. Machulak,
           May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1993.)

10.5       Loan Agreement and Promissory Note, Edward L. Machulak,
           April 1, 1990.  (Incorporated by reference to Exhibit
           10.5 of the Company's Form 10-K for the year ended March 31, 1993.)

10.6 Letter Agreement, Edward L. Machulak, October 10, 1989. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended March 31, 1993.)

10.7 Loan Agreement and Promissory Note dated January 19, 1994. (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended March 31, 1995.)

10.8 John E. Machulak and Susan R. Robertson, Loan Agreement and Promissory Note dated June 3, 1994. (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended March 31, 1995.)

11*        Schedule of Computation of Net Income Per Share

13 Annual Report to security holders, Form 10-Q or Quarterly Report to security holders:

           Annual Report for the period ended March 31, 1997, will include the Form 10-K and will be submitted 120 days within the fiscal year end.

21*        Subsidiaries of the Company.

23.1*      Consent of the independent auditors of the Company.

99.0       Additional Exhibits

99.1*      Confirmation agreement, General Lumber & Supply Co., Inc.,
           April 14, 1997.

99.2*      Confirmation Agreement, Edward L. Machulak, April 14, 1997.

99.3* Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, April 14, 1997.

99.4* Confirmation Agreement, Sylvia Machulak Rollover Individual Retirement Account, April 14, 1997.

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



99.9(d)(1)  *Commerce/Sanseb Joint Venture certified financial statements for the fiscal year ending March 31, 1997.

99.10(d)(2) Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

99.11 S.E.C. Form S-3 Registration Statement No. 333-23203 filed under the Securities Act of 1933 as amended and declared effective at 10:00 a.m. on March 26, 1997.

99.12       Preliminary S.E.C. Form S-3 Registration Statement No.
            333-25797 filed April 24, 1997, and which includes the stock options to purchase one million two hundred thousand of the Company's common shares during a five-year period ending November 29, 2001 at an issuance price ranging from $2.25 to $4.25 for each restricted share.

        COMMERCE GROUP CORP.  FORM 10-K - MARCH 31, 1997

                            PART IV

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1997.

                                           COMMERCE GROUP CORP.
                                           (Company)


                                     By:   /s/ Edward L. Machulak
                                           -----------------------
                                           Edward L. Machulak
                                           Director, Chairman of the
                                           Board of Directors,
                                           Member of Executive Committee,
                                           Director-Emeritus, President,
                                           Treasurer, Chief Executive,
                                           Operating and Financial
                                           Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

          Name                     Office                       Date
          ----                     ------                       ----
/s/ Edward L. Machulak   Director, Chairman of the         April 28, 1997
-----------------------  Board of Directors
Edward L. Machulak       Member of Executive Committee,
                         Director-Emeritus,
                         President and Treasurer

/s/ Edward A. Machulak   Director, Member of Executive     April 28, 1997
-----------------------  Committee, Executive Vice President
Edward A. Machulak       and Secretary


/s/ Clayton H. Tebo      Director                          April 28, 1997
-----------------------
Clayton H. Tebo

REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULES



Our report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993, is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

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

REDLIN AND ASSOCIATES
Certified Public Accountants



Milwaukee, Wisconsin
April 28, 1997

               COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                                 SCHEDULE IV (1)
                  INDEBTEDNESS OF RELATED PARTIES - NOT CURRENT
                  YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                    Balance at    Additions to  Deletions to
                   Beginning of   Indebtedness  Indebtedness    Balance at
Name of Person (1)    Period          (2)           (3)         End of Period
------------------ ------------   ------------- -------------   -------------
Year ended
March 31, 1997
Joint Venture      $11,799,074     $3,894,682       $0          $15,693,766

Year ended
March 31, 1996
Joint Venture      $ 8,676,308     $3,122,766       $0          $11,799,074

Year ended
March 31, 1995
Joint Venture      $ 5,792,230     $2,884,078       $0           $8,676,308

(1) Commerce Group Corp. and San Sebastian Gold Mines, Inc., Joint Venture ("Joint Venture").

(2) The purpose of the advances is to continue the exploration, exploitation and development of the SSGM and the other mining prospects managed by the Joint Venture and which are located in the Republic of El Salvador, Central America. Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold.

(3) Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company's wholly-owned subsidiaries.


                    Balance at    Additions to  Deletions to    Balance at
                   Beginning of   Indebtedness  Indebtedness      End of
Name of Person (1)    Period          (2)           (3)           Period
------------------ ------------   ------------- -------------   -----------
Year ended
March 31, 1997
SSGM               $17,503,414     $1,884,907       $0           $19,388,321

Year ended
March 31, 1996
SSGM               $15,725,444     $1,777,970       $0           $17,503,414

Year ended
March 31, 1995
SSGM               $14,270,925     $1,454,519       $0           $15,725,444

      COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

                         SCHEDULE IV(2)
                INDEBTEDNESS TO RELATED PARTIES
       CURRENT YEARS ENDED MARCH 31, 1997, 1996, AND 1995


                      Balance at    Additions to  Deletions to     Balance at
Identity of Debtor   Beginning of   Indebtedness  Indebtedness      End of
      (1)                Period          (2)           (3)          Period
------------------    ------------   ------------- -------------   ----------
Year ended
March 31, 1997
President of the
Company                $ 1,346,304   $   493,161(a) $         0    $  1,839,465
President's IRA            342,002        58,917(b)           0         400,919
President's Affiliated
Company                  1,175,984       215,668(c)     428,500(a)      963,152
Others                     220,080        37,913(d)           0         257,993
                       -----------   -------------- -------------- ------------
 Total, notes payable  $ 3,084,370   $   805,659    $   428,500    $  3,461,529
                       ===========   ============== =============  ============

President's Accrued
Salary                 $ 1,204,140   $   139,875(e) $         0    $  1,344,015
                       ===========   ============== =============  ============

Legal fees (President's
son is a Principal)    $    76,883   $    60,186(f) $         0    $    137,069
                       ===========   ============== =============  ============

Year ended
March 31, 1996
President of the
Company                $   841,168   $   651,386(a) $   146,250(a) $  1,346,304
President's IRA            291,617        50,385(b)           0         342,002
President's Affiliated
Company                    961,012       214,972(c)           0       1,175,984
Others                     163,037        70,668(d)      13,625(c)      220,080
                       -----------   -------------- -------------- ------------
 Total, notes payable  $ 2,256,834   $   987,411    $   159,875    $  3,084,370
                       ===========   ============== =============  ============

President's Accrued
Salary                 $ 1,089,390   $   114,750(e) $         0    $  1,204,140
                       ===========   ============== ============   ===========
Legal fees(President's
son is a principal)    $   166,355   $    36,178(f) $   125,650    $     76,883
                       ===========   ============== =============  ============

Year ended
March 31, 1995
President of the
Company                $ 1,275,561   $   188,755(a) $   623,148(a) $    841,168
President's IRA            248,763        42,854(b)           0         291,617
President's Affiliated
Company                    926,852       199,160(c)     165,000(c)      961,012
Others                     186,530        26,507(d)      50,000(d)      163,037
                       -----------   -------------- -------------- ------------
 Total, notes payable  $ 2,637,706   $   457,276    $   838,148    $  2,256,834
                       ===========   ============== =============  ============
President's Accrued
Salary                 $   974,640   $   114,750(e) $         0    $  1,089,390
                       ===========   ============== =============  ============
Legal fees (President's
son is a principal)    $   279,612   $     5,967    $   119,274(f) $    166,355
                       ===========   ============== =============  ============

Additions to Indebtedness

(2)(a)(b) The additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company and his IRA result from cash advances and/or accrued interest.

(2)(c) The President owns 55% of an Affiliated Company's common shares. The additions to the open-ended, secured, on-demand promissory note issued to an Affiliated Company result from cash advances, accrued interest, accrued office rent, vehicle rental, computer use and other expenses paid on behalf of the Company.

(2)(d) The additions by others resulted from cash advances and accrued interest.

(2)(e)   The President's salary was accrued for the entire fiscal year.

(2)(f) The addition of the amounts due to the Law Firm results from legal services rendered.

(3)      Deletions to Indebtedness:

(3)(a) President's Affiliated Company. Cancellation of debt in exchange for a purchase of 130,000 (06/10/96) and 68,000 (01/10/97) of the
         Company's restricted common shares.


             COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

        SCHEDULE X (1) - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                              Years Ended March 31,
                                              ---------------------
                                              1997      1996      1995
                                           -------   -------   -------
Depreciation of property and equipment     $  0.00   $  0.00   $  0.00

Property taxes, other than income
     taxes and payroll                     $ 2,111   $ 2,065   $ 2,250

Advertising and promotion costs            $   965   $   679   $   100

Repairs and maintenance                    $13,054   $15,523   $15,535


Amounts for amortization of intangible assets and similar deferrals, income taxes, and royalties are not currently presented, as such amounts represent less than one percent of total revenues or are not applicable.