Form 10-K/A
period 1996-03-31
COMMERCE GROUP CORP /WI/
filed 1997-07-18
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K/A

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

                                PART I

Item 1.  Business

Introduction


Commerce Group Corp. ("Commerce," the "Company," and the "Registrant") is a developmental stage company based in Milwaukee, Wisconsin, primarily engaged in the business of developing mines and producing gold in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest (detailed below) in the San Sebastian Gold Mine ("SSGM") and is exploring four other potential gold prospects located in El Salvador. There are approximately 1.7 million ounces of proven gold ore reserves at the SSGM, and at two of the other El
Salvador gold mines. Currently and for all financial statement periods presented herein, SSGM is the only one of the Company's properties which has generated revenues, although there are strong initial indications of gold ore present at the other sites.


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

The following chart illustrates the ownership of the Company's subsidiaries and joint ventures.


Commerce Group Corp., a Delaware corporation ("Company")

         1.       82.5% Subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb").
 Nevada
                  corporation operates Joint Venture, under which arrangement Company receives
                  90% of pre-tax profits and SanSeb receives 10% [Effective economic interest in
                  Joint Venture is 98%].

         2. 52% Subsidiary, Mineral San Sebastian, SA de CV. El Salvador corporation -
                  owns the SSGM and leases to Sanseb for 25 years, plus 25 year extension, for
                  50% of gold production.


         3. 100% Subsidiary, San Luis Estates, Inc., Colorado corporation, developer of 7,000 areas of land in Costella County, Colorado.

         4. 100% Susbsidiary, Universal Developers, Inc., Wisconsin corporation, inactive.

         5. 100% Subsidiary, Homespan Realty Co., Inc., a Wisconsin corporation, owns and operates a 331-acre campground in Missouri.

         6. 100% Subsidiary, Piccadilly Advertising Agency, Inc., Wisconsin corporation, provides advertising services only to the Company and its subsidiaries.

Certain specialized mining terms are defined herein under "Glossary" below.

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


To date inflation, currency and interest rate fluctuations have not had a material impact on the Company or its results of operations.


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


Glossary of Mining and Financial Terms

Adit - horizontal or nearly horizontal passage driven form the surface for the working or unwatering of a mine. If driven through the hill or mountain to the surface on the opposite side it would be a tunnel. A passage driven into a mine from the side of a hill.

Agitated leaching - vigorous stirring of pulp in a tank by low-pressure air or mechanical means to prevent settlement used in the leaching of gold and other minerals from finely ground aqueous suspension in which oxygen its essential as chemical reaction, for example, the cyanide process.

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

CIL - carbon-in-leach, a process for the recovery of gold from the ore. Ore is ground finely and mixed with a dilute sodium-cyanide solution to dissolve the gold which is absorbed onto carbon. The gold enriched carbon is stripped of the gold and the gold is recovered wither through electrolysis or precipitation.

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

Cross section or cross cut - profile portraying an interpretation of a vertical section of the earth explored by geographical and/or geological methods. A cutting or a section across. A section at right angles to, especially the longer axis of anything.

Dore - gold and silver bullion which remains in a cupelling furnace after the lead has been oxidized and skimmed off. An unrefined bar of bullion containing an alloy of gold silver and impurities.

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

         Diamond drilling - drilling with a hollow bit which has a diamond cutting rim to product a cylindrical core that is used for geological study and assays. Used in exploration.

         Infill drilling - drilling at shorter intervals between holes, used to provide greater geological details and to help establish reserve estimates.


         Rotary drilling - drilling with a bit that breaks the rock into chips rather than core. Faster and cheaper than diamond drilling, the chips are forced by water and air tot he surface of examination.

         Reverse circulation drilling - type of rotary drilling that uses a double-waited drill pipe. Compressed air, water, or other drilling medium is forced down the space between the two pipes to the drill bit and the grilled chips are flushed back up to the surface through the center tube of the drill pipe.

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

Footwall - wall or rock under a vein. It is called the floor in bedded deposits. Opposite wall from hanging wall, the underside of vein or lens in relation to dip of ore deposit. In metal mining, the part of the country rock which lies below the ore deposit.

Grade - classification of an ore according to the desired or worthless material in it or according to value.

Hanging wall - rock on the upper side of a mineral vain or deposit.

Heap leaching - economical process used for the recovery of ore. Ore is placed in a heap on an impermeable pad and cyanide is sprinkled over the heap and collected at the bottom after percolating through the ore and dissolving the metals.

Heap leach pad ("heap") - large, impermeable foundation or pad used as a base for ore during heap leaching. The solution is collected and does not escape from the circuit.

Leach - to wash or to drain by percolation. To dissolve minerals out of the ore, as by the use of cyanide or chlorine solutions, acids, or water.

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

Leach pile - mineralized materials so as to permit wanted materials to be effectively and selectively dissolved by the application of suitable solute.

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

Mill - reducing plant where ore is concentrated and/or metals recovered. The whole mineral treatment plant in which crushing, wet grinding, and further treatment of the ore is conducted.

Mineralization - process of converting or being converted in to a mineral, as a metal into an oxide, sulfide, etc. The processes taking place in the earth's crust resulting in the formation of valuable minerals or ore bodies.

Mineralized zone - mineral-bearing belt or area extending across or through a district. It is usually distinguished from a vein or lode as being wide, the mineralization extending in some cases hundreds of feet from a fissure of contact place.

Mining lease - legal contract for the right to work a mine and extract the mineral or other valuable deposits from it under prescribed conditions of time, price, rental or royalties.  Also
called mineral lease.

Open-pit mining - form of operation designed to extract minerals that lie near the surface.

Ore-reserves - the term is usually restricted to ore of which the grade and tonnage have been established with reasonable assurance by drilling and other means. The total tonnage and average value or proved ore, plus the total tonnage and value (assumed) of the probable ore.

Ounce - troy ounce, which is equivalent to 31.1034 grams

Pyrites - the term pyrites as frequently used, literally, means a mineral that strikes fire. It is applied to any of a number of metallic-looking sulfides, of which iron pyrites (pyrite) are the most common.

Recovery - amount of gold ore metal, expressed in weight or money per ton which is obtained from the treatment of ore.

Shaft - evacuation of limited area compared with its depth, made for finding or mining or ventilating underground workings. The term is often specifically applied to approximately vertical shafts, as distinguished from an incline or inclined shaft. A shaft in metal mining may be sunk upon a vein, even if the inclination is but slight.

Stope -  excavation  from  which  ore has been  excavated  in a series of steps.
Usually applied to highly incline or verticle veins. To excavate ore in a vein by driving horizontally upon it a series of workings, one immediately over the other, or vice versa. Each horizontal working is called a stope. Also workings in a mine, or the activity by which ore is broken from blocks in ore reserves and other areas.

Sulfate - a salt or an ester of sulfuric acid, of which most of the salts except those barium, lead, strontium , and calcium are fairly soluble in water.

Sulfide - a compound of sulfur with more than one element. A salt or na ester of hydrogen sulfide. Except for the sulfides of the alkali metals, the metallic sulfides are usually insoluble in water and occur in many cases as minerals.

Tailings - those portions of washed ore regarded too poor to be treated further after economically recoverable metals have been extracted by milling. This material may be recrushed or retreated.

Waste material - a part of the ore deposit too low in grade of economic value at the time, but this material may be store separately in the hope that it can be profitable treated later.

Winze - a vertical or inclined opening, or excavation, connecting two levels in a mine, deferring from a raise only construction. A winze is sunk underhand and a rise is put up overhand. When the connection is completed, and one is standing at the top, the opening is referred to as a winze, and when at the bottom, as a raise, or rise. Also, it is usually a connection between two levels, and is sunk in the ore body; interior mine shaft.

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

Real Estate Holdings


The following chart summarizes the Company's real estate holdings:

                                                                                 Cost to            Anticipated
     Name of            Nature of              Date                            Bring into             Date of
    Property            Property             Acquired            Cost          Operations           Operations



San Sebastian
 Gold Mine              Leasehold            1968                       --     operational         operational
San Cristabal Mill
  and Plant           Ownership and Lease    1993                  1,323,280***      *                      *
Modesto                   Lease              1994                26,469***         **                  **
San Felipe -
 El Potosi                Lease              1993                                  **                  **
Hormiguero            Explor. rights         1993                                  **                  **
Montemayor            Explor. rights         1995                                  **                  **
San Luis Estates        Ownership            1971                   21,000          *                   *
Standing Rock
 Campground             Ownership            1983                1,135,000          *                   *
Misanse                 Ownership            1968                   23,336         **                  **
Laboratory and
  Real Estate           Ownership            1968                29,789***         **                  **

* Not applicable since these properties are held for sale or are already operational.
**       Currently operational.
***      Represents investment by Sanseb joint venture.

         Until such time as test drilling can be completed, the Company cannot predict the cost or timing of bringing any mining property into operations.

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

(b)  Approximate Number of Holders of Common Shares


As of March 31, 1996, the common shares were held by approximately 3,000 shareholders of record of which more than 99% are United States' residents.


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

Current Status


The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day or 400 tons of tailings. While the Joint Venture did operate the mill to its full capacity for a few months commecing March 1995, the mill has operated at a lower production rate of 204 tons per day due to the following factors. A new labor force had to be trained to operate the SCMP; metallurgical differences had to be resolved; the rainy season was unusually severe; the head grade variances; and problems were encountered with the handling of the separation of the coarse material in the tailings. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues ($1,238,612) from the gold sales by reducing the advances to the Joint Venture, it would have earned a nominal profit.


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


During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances: $3,122,761 in fiscal 1996. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to complete the retrofitting of the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. From September, 1987 to March 31, 1996, the Company and three of its wholly-owned subsidiaries advanced a sum of $11,799,074 to the Joint Venture, exclusive of gold sale proceeds.

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

SCMP Operations, SSGM & Other Mine Exploration


Items 1 and 2 of this report describe the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the technical SCMP problems will be resolved to permit it to reach its goal of processing 400 tons of tailings each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton per day heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. These funds would be expended in excavation and equipment costs of $6 million to develop the open pit mine and constuct a leach pad, and mining equipment and crushing equipment at a cost of $7 million to extract and process the ore. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds to proceed with its goals which include the SCMP expansion and the acquirement of a crushing system. These plans include the raising of $2.1 in net proceeds from the sale of Series A Convertible Preferred Stock in fiscal 1997 and the placement of additional equity securities on similar terms Management believes that these funds, together with with additional placements and proceeds of gold sales, will be sufficient to operate the SCMP and SSGM during fiscal 1998.


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



            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          For the Years Ended March 31



                                                                  1996               1995             1994
Operating Activities:
Net Income (loss)                                       $           787,802   $         274,747   $         88,852
Changes in other operating assets and
 liabilities (net):
         Accounts receivable & inventory                          (262,224)                   0                  0
         Other assets                                                 (366)                 973              (268)
         Accounts payable                                          (74,372)             116,241             48,764
         Accrued salaries                                          (53,050)             267,550            129,750
         Accrued directors' fees                                   (47,950)             (6,850)              7,860
         Accrued legal fees                                        (89,473)           (113,257)             14,562
         Accrued liabilities                                        167,425             (1,260)             49,451
         Common stock issued for service                            114,607             152,070                  0
Cash provided (used) by
  operating activities                                  $           542,399   $         690,214   $        316,971

Investing Activities:
         Cash advances to joint venture                         (2,845,282)         (1,865,869)          (589,619)
         Non cash advances to joint venture                     (1,516,096)         (1,018,209)          (565,930)
         Gross advances to joint venture                        (4,361,378)         (2,884,078)        (1,555,549)
         Less:  gold sale proceeds                                1,238,612                   0                  0
         Net advances to joint venture                  $       (3,122,766)   $     (2,884,078)   $    (1,155,549)

Financing Activities
         Net borrowings                                             858,466           (508,555)            358,523
         Common stock issuance                                    1,232,187           3,232,224            370,427
         Funds provided by financing activities                   2,090,653           2,723,669            728,950
Increase (decrease) in cash and cash equivalents                  (489,714)             529,805          (109,628)
         Cash-beginning of year                                     545,367              15,562            125,190
         Cash-end of year                               $            55,653   $         545,367   $         15,526





               The accompanying notes are an integral part of the consolidated financial statements. The accompanying notes are an integral part of the consolidated financial statements.

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


(f) Investments consist of precious stones which are stated at the lower of cost or market value.


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


(15) Supplemental Cash Flow Information


Supplemental Disclosure of cash flow information for the years ended March 31, 1996, 1995, and 1994 is as follows:


Cash paid during the year for:            1996            1995             1994

Interest                                 $      0        $     0        $      0
Income taxes                                    0              0               0
Non-cash financing activities
Equipment capital leases                 $ 35,775        $     0        $      0


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