Form 10-Q
period 1997-06-30
COMMERCE GROUP CORP /WI/
filed 1997-08-14
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30,  1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,274,657 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 1997.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

                FOR THE FIRST QUARTER ENDED JUNE 30, 1997

                                  INDEX

                     PART  I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets June 30, 1997 and March 31, 1997

         Consolidated Statements of Operations Three Months Ended June 30, 1997, and 1996

         Consolidated Statements of Cash Flows Three Months Ended June 30, 1997, and 1996

         Consolidated Statements of Changes in Shareholders' Equity Three Months Ended June 30, 1997, and Year Ended March 31, 1996

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K and Exhibits

         Registrant's Signature Page

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS




                                June 30, 1997            March 31, 1997
                                 (Unaudited)                (Audited)
                                -------------            --------------

                                  ASSETS
                                  ------

Current assets
 Cash                             $   263,508                $   780,154
 Investments                          194,888                    194,888
 Accounts receivable                  101,916                    112,382
 Inventories                           88,510                     88,250
 Prepaid items                          3,544                      1,698
                                  -----------                -----------
Total current assets                  652,366                  1,177,372

Real estate (Note 4)                1,179,836                  1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                          17,133,968                 15,693,766
Investment in Joint Venture
 (Note 3)                           7,016,360                  7,016,360
                                  -----------                -----------
Total assets                      $25,982,530                $25,067,334
                                  ===========                ===========

                                 LIABILITIES
                                 -----------

Current liabilities
 Accounts payable                 $   287,797                $   119,558
 Notes and accrued interest
  payable to related parties
  (Note 5)                          3,617,838                  3,461,529
 Notes and accrued interest
  payable to others (Note 5)          655,877                    646,809
 Accrued salaries                   1,385,265                  1,344,015
 Accrued directors' fees                3,200                          0
 Accrued legal fees                   148,139                    137,069
 Other accrued expenses               133,813                    150,135
                                   ----------                 ----------
  Total liabilities                 6,231,929                  5,859,115

Commitments and contingencies
(Notes 3, 5, 6, 7, 10 and 14)

                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1997 - 1,515 shares;
 June 30, 1997 - none (Note 10)   $         0                $ 1,515,000

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 June 30, 1997 - 10,274,657         1,027,466
 March 31, 1997 - 9,193,042                                      919,304
Additional paid in capital         15,964,031                 14,359,037
Retained earnings (deficit)         2,759,104                  2,414,878
                                  -----------                -----------
 Total shareholders' equity        19,750,601                 19,208,219
 Total liabilities and            -----------                -----------
  shareholders' equity            $25,982,530                $25,067,334
                                  ===========                ===========

The accompanying notes are an integral part of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended June 30 (Unaudited)

                                      1997                        1996
                                      ----                        ----
Revenues:
 Campground income                $    22,080                $    22,025
 Interest income                        2,091                         19
 Interest income Related Joint
  Venture (Notes 6 & 11)              489,008                    351,169
                                  -----------                -----------
   Total revenue                      513,179                    373,213

Expenses:
 General, administrative and
  campground expenses                  20,194                     19,074
 Interest expense                     148,759                    134,107
                                  -----------                -----------
  Total expenses                      168,953                    153,181
                                  -----------                -----------
Net income (loss) from operations     344,226                    220,032
 Credit (charge) for income taxes           0                          0
                                  -----------                -----------
Net income (loss)                 $   344,226                $   220,032
                                  ===========                ===========
Net income (loss) per share
 (Note 2)                         $      .034                $      .028
                                  ===========                ===========
Average number of shares
 outstanding (Note 2)               9,985,950                  7,877,123
                                  ===========                ===========
Fully diluted income per common
 share (Note 2)                   $      .030                $      .028
                                  ===========                ===========
Weighted average diluted number
 of shares assuming all rights and
 options were exercised on
 June 30, 1997 and June 30, 1996   11,603,514                  7,981,383
                                   ==========                 ==========


The accompanying notes are an integral part of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended June 30 (Unaudited)

                                           1997                 1996
                                           ----                 ----

Operating activities:
 Net income (loss)                     $  344,226             $  220,032
Changes in other operating assets and
liabilities (net):
 Accounts receivable and inventory         10,206                108,011
 Other assets                              (1,846)                (2,213)
 Accounts payable                         168,239                 53,487
 Accrued salaries                          41,250                 31,388
 Accrued directors' fees                    3,200                  2,000
 Accrued legal fees                        11,070                 22,167
 Accrued liabilities                      (16,322)                 4,910
 Accrued interest                           9,068                 (4,361)
 Common stock issued for services          74,968                      0
Cash provided (used) by operating      ----------             ----------
 activities                               644,059                435,421

Investing activities:
 Cash advances to Joint Venture        (1,182,170)              (589,408)
 Noncash advances to Joint Venture       (547,710)              (409,391)
                                       ----------             ----------
  Gross advances to Joint Venture      (1,729,880)              (998,799)
  Less: gold sale proceeds                289,678                179,380
                                       ----------             ----------
 Cash flows from investing activities  (1,440,202)              (819,419)

Financing activities:
 Net borrowings                           156,309                (78,694)
 Preferred stock converted             (1,515,000)                     0
 Common stock issued                    1,638,188                643,625
                                       ----------             ----------
Cash provided by financing activities     279,497                564,931

Increase (decrease) in cash and cash
equivalents                              (516,646)               180,933
Cash at the beginning of the quarter      780,154                 55,653
                                       ----------             ----------
Cash at the end of the quarter         $  263,508             $  236,586
                                       ==========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Period Ended June 30, 1997



                                          Common Stock
                        -----------------------------------------------
                                                Capital in   Retained
                          Number of              Excess of   Earnings
                           Shares    Par Value   Par Value   (Deficit)
                        -----------  ---------  -----------  ----------
Balances 03/31/96         7,792,209   $779,221  $12,973,006  $1,407,280
Net Income for Fiscal
 Year 03/31/97                                                1,007,598
Common Shares Issued
 this Period              1,400,833    140,083    1,386,031
                         ---------- ----------  -----------  ----------
Balances 03/31/97         9,193,042    919,304   14,359,037   2,414,878
Net Income First Quarter
 06/30/97                                                       344,226
Common Shares Issued this
 Period                   1,081,615    108,162    1,604,994
                         ---------- ----------  -----------  ----------
Balances 06/30/97        10,274,657 $1,027,466  $15,964,031  $2,759,104
                         ========== ==========  ===========  ==========




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

(e) Accounts receivable consist of gold bullion shipped to the refinery with payment pending on the settlement date.

(f) Inventory consists of processed ores and precious metals-in-process which are stated at the lower of average cost or market.

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

Income Taxes

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

Income (Loss) Per Common Share

Net income per share is calculated based on the weighted average number of common shares issued and outstanding during this first quarter period. The Company does not include in this calculation any common stock equivalent, rights or contingent issuances of common stock.

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported.

If on June 30, 1997, the 1,530,650 option shares, the 80,000 borrowed shares, and the 6,914 shares due for accrued interest were combined, they would total 1,617,564 shares. These shares added to the weighted average calculated number of shares of 9,985,950 would amount to 11,603,514, and the profit per share for the period ended June 30, 1997, would be as
reflected in the consolidated statements of operations.   The same
assumptions were used for the same period in 1996.

Foreign Currency

The Company itself is not involved in any foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that at present trades about 8.74 colones per U.S. dollar. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no unusual delay in exchanging dollars for colones or vice versa.

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

Advances to Joint Venture

As of June 30, 1997, the Company's advances were $16,543,703, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $17,133,968.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87                       $19,573,736
Less amounts received from gold sales                        (2,439,768)
The Company's net of gold sale proceeds advances
 since 09/22/87                                              17,133,968
The Company's initial investment in the Joint Venture         3,508,180
Sanseb's investment in the Joint Venture                      3,508,180
Sanseb's investment in the mining projects and amount
 due to the Company                                          19,900,312
                                                            -----------
Total:                                                       44,050,640

Advances by the Company's three subsidiaries                    590,265
                                                            -----------
Combined total investment                                   $44,640,905
                                                            ===========
SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at four other El Salvador mining prospects.
During this fiscal period gold is being produced by trucking tailings and virgin ore for processing at the SCMP.

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

Under the terms of the concession and agreements referred to in the concession, the Joint Venture has agreed to the following:

(1) Preference is to be given to the former Sanseb employees and Misanse shareholders in filling any job vacancies, providing that there is a need for their skills or services;

(2) From the profits earned, five percent of the gross wages paid to the full-time employees shall be paid into a pension fund;

(3)  From the profits earned, a sum of 500,000 colones annually
     (equivalent to $57,208 at the present rate of exchange) will be paid by the Joint Venture as a social tax for the benefit of the community in the SSGM area which said funds are to be used for social, economic, educational, recreational, health, welfare, medical or for such other beneficial community services as determined by the Joint Venture;

(4) At such time as the Government of El Salvador forms a cooperative for the benefit of the employees, the Joint Venture has agreed to contribute from its annual pre-tax earnings, the sum of five percent of its pre-tax profits, but, in any event, not less than a minimum amount equal to five percent of eight percent of the total assets;

(5) Pursuant to an agreement with the El Salvador Minister of Economy, at the request of the Company or the Joint Venture to the El Salvador Central Reserve Bank and/or office of the El Salvador Minister of Foreign Commerce, it will be able to convert the El Salvador currency into United States' currency for the payment of its loans, interest, and any other obligations, including the payment of dividends. Presently, there are no restrictions to convert the El Salvador colones into United States' currency. (Note
     2)

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

Modesto Mine Land Ownership

The Company has purchased two contiguous parcels of land located on the Modesto Mine site near the City of Paisnal, El Salvador. The first 22-acre parcel of land was purchased on November 27, 1994 while the second parcel of land consisting of 30 acres was purchased on August 31, 1996. The second parcel of land was used as collateral in connection with a mortgage and promissory note that was issued to the lender.

San Felipe-El Potosi Mine ("Potosi") Real Estate Lease Agreement

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

(4)  Real Estate Ownership

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
52 acres at the Modesto Mine: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the four other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for other real estate leases and ownership.

(5)  Notes Payable and Accrued Interest

Notes payable consist of the following:        06/30/97       03/31/97

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,
its subsidiaries and the Joint Venture
as collateral (Note 6)                       $3,617,838      $3,461,529

Other (consists primarily
of short-term notes and accrued
interest in the sum of $294,030 as of
June 30, 1997, and $285,166 as of
March 31, 1997) issued to trade
creditors and others, interest of
varying  amounts, in lieu of actual
cash payments) and a mortgage on a
certain parcel of land located in El
Salvador.                                       655,877         646,809
                                             ----------      ----------
Total:                                       $4,273,715      $4,108,338
                                             ==========      ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 16 years and three months, for a total of $1,385,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 1997:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $1,917,582. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $417,126 including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 80,000 common shares since April 1, 1997, and it owes him 6,914 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company.
It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 16, 1987, the Company granted its President, by unanimous consent of the Board of Directors compensation in the form of a bonus in the amount of two percent of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences.

The President presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June 30, 1997.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789.

On January 10, 1997, this related party, in connection with the purchase of the Company's restricted shares, received a four-year stock option expiring on January 9, 2001, to purchase 68,000 of the Company's restricted common shares at a price of $3.00 for each share. This transaction had the same terms as were entered into with other independent arms-length transactions.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at June 30, 1997, amounts to $1,014,708; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of June 30, 1997:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $215,862 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly. On December 14, 1996, in connection with the purchase of the Company's restricted shares, she acquired a four-year stock option to purchase 83,900 of the Company's restricted common shares at a price of $3.00 each
which expires December 13, 2001.   This transaction is under the same
terms entered into with arms-length other purchases.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $148,139 for legal services rendered throughout the past years. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $52,560 which bears interest at an annual rate of 16% payable monthly.

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

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation at its full production capacity. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly.

Company Net Advances to the Joint Venture

                                              Total             Interest
                                             Advances            Charges
                                           -----------        ----------
Balance April 1, 1990                      $ 1,625,163        $  252,060
 Year Ended March 31, 1991                     718,843           266,107
 Year Ended March 31, 1992                     698,793           312,004
 Year Ended March 31, 1993                   1,003,617           347,941
 Year Ended March 31, 1994                   1,155,549           451,180
 Year Ended March 31, 1995                   2,884,078           751,389
 Year Ended March 31, 1996                   3,122,766         1,286,739
 Year Ended March 31, 1997                   3,894,692         1,567,375
 First Quarter Ended June 30, 1997           1,440,202           489,008
                                           -----------        ----------
 Balance June 30, 1997                     $16,543,703        $5,723,803

Advances by three of the Company's
 wholly-owned subsidiaries                     590,265                 0
                                           -----------        ----------
Total Net Advances After Deducting
 the Gold Sale Proceeds June 30, 1997      $17,133,968        $5,723,803
                                           ===========        ==========
(7) Commitments

Reference is made to Notes (3), (5), (6), (10), (13) and (14).

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

(10)  Description of Securities

a.   Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 10,274,657 shares were outstanding as of June 30, 1997. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value, of which 2,500 shares of Series A Convertible Preferred Stock were issued as of January 30, 1997, and as of June 30, 1997, all of the shares were converted into common shares.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.


c.  Stock option activity during the first quarter ended June 30:

                                    1997                   1996

                           ----------------------  ---------------------
                                        Weighted                Weighted
                                         Average                 Average
                           Amount         Price    Amount         Price
                           ------       ---------  ------       --------
Outstanding, beg. year  1,591,360         $3.22    97,840         $2.66
Granted
Exercised options         (60,000)        $2.00
Forfeited                    (710)        $4.00
Expired                         0         $0.00   (13,880)        $3.00
                        ---------         -----   --------        -----
Outstanding, end of
 first quarter          1,530,650         $3.27    83,960         $2.61

A summary of the outstanding stock options as of June 30, 1997:

                                Weighted Average
   Range of         Amount          Remaining      Weighted Average
Exercise Prices   Outstanding   Contractual Life    Exercise Price
---------------   -----------   ----------------   ----------------
$2.00 to  $2.99      430,000        2.33 years           $2.50
$3.00 to $5.00     1,100,650        3.37 years           $3.57

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

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest. The restricted stock holding period required by the Securities and Exchange Commission is also considered.

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange
Commission Form 8 Registration Statement No. 33-77226 under the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 282,647 were issued and 217,353 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus four percent. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through June 30, 1997, amounts to approximately $20,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the two periods ended June 30, 1997 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is producing gold on a limited basis from the virgin gold ore and tailings it is extracting at the SSGM and it simultaneously is performing four separate operations. First, it has commenced a limited production of gold by processing the SSGM tailings and now these tailings are being blended with the virgin ore at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the four gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Hormiguero Mine, the Montemayor Mine, and the Modesto Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP.
On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Presently peace prevails.

Current Status

The Company's geologists have reported that, on the SSGM site, a total of 26 diamond drill holes were completed with an average depth of 118 meters (387 lineal feet) each for a total of approximately 3,068 meters (10,062 lineal feet) of drilling. The drill holes were spaced about 100 meters (328 feet) apart and covered an area of one square kilometer (.386 square miles, approximately 250 acres). The angle of the drill holes varied from 45 degrees to 90 degrees.

This preliminary drilling confirms the Company's geologists' expectations that there are four basic types of rock: basalt, conglomerate, quartz monzonite, and trachyte. The mineralization and alteration is well distributed and even though low grade values of 0.68 grams (0.02 oz.) of gold per ton are found in the quartz monzonite, the economic values are found in the trachyte. In the trachyte, one hole intercepted a 12.2 meter (40 foot) vein of gold with an average grade of 15.08 grams (0.44 oz.) of gold per ton. The Company's geologists firmly believe that the potential of increasing the gold ore reserves is excellent.

On May 22, 1997, the Company entered into a Joint Venture Agreement with Teck Corporation (Teck), a company that is extensively involved in worldwide mining operations. Based on the terms and conditions contained in the agreement, Teck had its personnel in El Salvador on May 29, 1997 to launch their commitment. From June 1, 1997, Teck has supervised the diamond core drilling and presently the reverse circulation drilling. Teck had its metallurgist observe the SCMP and is presently assessing the expansion of the mill for a minimum capacity of 300 tons per day.

On the SSGM site, Teck has opened and resampled selected surface channel trenches to confirm the gold value and it is conducting such metallurgical and mineralogical studies as it deems necessary. Teck has agreed to a program of 1,500 meters of drilling. It has been estimated that the assessment phase will cost Teck approximately U.S. $400,000 and it has agreed to perform the assessment phase within four months. Results of Teck's findings are available to the Company.

In the event that the assessment performed by Teck relative to the expansion of the SCMP is compatible with the plans of the Company, the Company can then proceed to expand the SCMP. Then, if Teck proceeds with the exploration and feasibility phase, it will reimburse the company for such expansion.

In keeping with the expansion of the SCMP, the Company purchased, shipped, and delivered to the SSGM site sixteen standard and special size ocean shipping containers (40 feet long, eight feet wide, and approximately eight feet high) of a used crushing system it purchased in the United States. This plant consists of primary and secondary cone crushers, a vibrating screen, belt conveyor, rain cover structured steel and sheeting, and related equipment. It has a capacity of crushing the gold ore at a rate of 75 tons per hour to a size of one quarter inch. This equipment is being erected on the SSGM site.

In addition, many improvements have taken place at the SCMP. This mill and plant is presently being conditioned for the expansion of its present production capacity (approximately 200 tons of virgin gold ore per day) to a production capacity of 300 to 400 tons per day.

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin gold ore and precious metals' ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity by processing tailings, it encountered operational problems which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; mechanical problems occurred, metallurgical differences had to be resolved; the rainy (hurricane) season was unusually severe; the head grade varied and problems were encountered with the handling of the separation of the coarse material. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues (first quarter 1997 - $289,678; first quarter 1996 - $179,380) from the gold sales by reducing the advances to the Joint Venture, it would have reflected a nominal profit.

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

Results of Operations for the First Quarters  Ended June 30, 1997
Compared to June 30, 1996

For the three months ended June 30, 1997, the total revenues amounted to $513,179 compared to revenues of $373,213 for the same period in 1996. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. In the first quarter of 1997, the interest charged to the Joint Venture by the Company was $489,008 compared to $351,169 for the same period in 1996, for an increase of $137,839 (39%) which results from the advances to the Joint Venture being increased to $16,543,703 (1997) from $12,028,228 (1996), for a total increase of $4,515,475 or 38%.

The campground operating and general and administrative expenses for the first quarter period ended June 30, 1997, were $20,194 compared to $19,074 for the same 1996 period, reflecting an increase of approximately 6%.

Interest expense for this first quarter (1997) amounted to $148,759 compared to $134,107 for the same 1996 period for an increase of ($14,652) (11%) and was due to a slight increase in the notes payable.

The net profit for the period ended June 30, 1997, was $344,226 compared to a profit for the period ended June 30, 1996 of $220,032, or an increase of $124,194 (56%).

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes all of these costs and expenses and will continue to do so until such time as it resumes its gold mine operation at its full production capacity. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production or if it
reduces its exploration activities.   It will attempt to obtain
sufficient funds to assist the Joint Venture in placing the SSGM into production, however the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The funds needed by the Joint Venture were obtained from the Company via net advances: $1,440,202 during this first quarter period. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. Throughout the years, the Company was able to obtain sufficient funds to retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform a certain amount of diamond drilling on the SSGM, to upgrade the SCMP and to use for working capital purposes. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $17,133,968 to the Joint Venture, exclusive of funds it received from gold sales.

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

Advances to the Joint Venture

Advances to the Joint Venture during the Company's first quarter ended June 30, 1997 were derived from the sources, including related parties as follows:

Funding Sources
                                         From
                                --------------------
                                Related        Other
                                Parties       Sources        Total
                                --------     --------       -------
Change in current assets        $            $    8,360   $    8,360
Accounts payable & accruals
 etc.                            250,125        (42,688)     207,437
 Notes payable                   156,309          9,068      165,377
  Equity                                        198,156      198,156
 Net income                                     344,226      344,226
                                --------     ----------   ----------
 Totals                         $406,434     $  517,122   $  923,556
  Increase in cash & cash
   equivalents                                  516,646      516,646
                                --------     ----------   ----------
 Advances to the Joint Venture  $406,434     $1,033,768   $1,440,202
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

From September 1987 through June 30, 1997, the Company has advanced to the Joint Venture, the sum of $16,543,703 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $17,133,968. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, for the purchase of a crushing system, for diamond drilling at the SSGM, and many other related needs.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, during the first quarter of its fiscal year, the Company was able to invest a gross sum of $1,729,880 which was reduced by the $289,678 received from the sale of gold proceeds and reflected a net investment of $1,440,202, into the El Salvador operations. This includes allocation of the Company's expenditures. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ending March 31, 1998.

Item 1. Legal Proceedings

        There is no adverse litigation that could materially affect the Company.

Item 2. Changes in Securities

        Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None, except those routine business matters included in the proxy statement dated August 1, 1997 submitted to the shareholders of record as of July 31, 1997, and relating to an annual meeting of shareholders to be held on September 26, 1997.

Item 5. Other Information

        None.

Item 6. Reports on Form 8-K

        None.


                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMERCE GROUP CORP.
                           Registrant/Company

                           /s/ Edward L. Machulak
                           _________________________________________
Date: August 12, 1997      Edward L. Machulak President, Chief Executive,
                           Operating and Financial Officer and Treasurer