Form 10-K/A
period 1997-03-31
COMMERCE GROUP CORP /WI/
filed 1997-09-17
CIK 109757

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

BRUCE M. REDLIN
Certified Public Accountants


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

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Stock Rights - Others

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

BRUCE M. REDLIN
Certified Public Accountant



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