Form 10-Q
period 1997-09-30
COMMERCE GROUP CORP /WI/
filed 1997-11-13
CIK 109757

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30,  1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,446,434 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of October 31, 1997.

                         COMMERCE GROUP CORP.

                              FORM 10-Q

            FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 1997

                               INDEX

                   PART  I.  FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets September 30, 1997 and March 31,
        1997

        Consolidated Statements of Operations Six Months Ended September 30, 1997, and 1996

        Consolidated Statements of Cash Flows Six Months Ended September 30, 1997, and 1996

        Consolidated Statements of Changes in Shareholders' Equity Six Months Ended September 30, 1997

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

Item 5. Other Information

Item 6. Reports on Form 8-K and Exhibits

        Registrant's Signature Page

            COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS




                            September 30, 1997         March 31, 1997
                                (Unaudited)               (Audited)
                            ------------------         ---------------

                                 ASSETS
                                 ------

Current assets
 Cash                          $          153,087         $       780,154
 Investments                              187,792                 194,888
 Accounts receivable                       87,577                 112,382
 Inventories                               91,091                  88,250
 Prepaid items                              5,010                   1,698
                               ------------------         ---------------
Total current assets                      524,557               1,177,372

Real estate (Note 4)                    1,179,836               1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                              18,221,122              15,693,766
Investment in Joint Venture
 (Note 3)                               7,016,360               7,016,360
                               ------------------         ---------------
Total assets                   $       26,941,875         $    25,067,334
                               ==================         ===============

                                LIABILITIES
                                -----------

Current liabilities
 Accounts payable              $          612,919         $       119,558
 Notes and accrued interest
  payable to related parties
  (Note 5)                              3,786,888               3,461,529
 Notes and accrued interest
  payable to others (Note 5)              664,378                 646,809
Accrued salaries                        1,426,515               1,344,015
Accrued directors' fees                     6,400                       0
Accrued legal fees                        151,697                 137,069
Other accrued expenses                    134,700                 150,135
                               ------------------         ---------------
Total liabilities                       6,783,497               5,859,115


Commitments and contingencies
(Notes 3, 5, 6, 7, 10 and 14)

                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1997 - 1,515 shares;
 September 30,1997 - none
  (Note 10)                    $                0         $     1,515,000
Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 September 30, 1997 - 10,299,174        1,029,917
 March 31, 1997 - 9,193,042                                       919,304
Additional paid in capital             16,001,135              14,359,037
Retained earnings (deficit)             3,127,326               2,414,878
                               ------------------         ---------------
 Total shareholders' equity            20,158,378              19,208,219
                               ------------------         ---------------
 Total liabilities and
  shareholders' equity         $       26,941,875         $    25,067,334
                               ==================         ===============

The accompanying notes are an integral part of the consolidated financial statements.

           COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended September 30, 1997 and 1996 (Unaudited)



                          Three         Three
                         Months        Months
                          Ended         Ended         Six           Six
                        (Second       (Second       Months        Months
                        Quarter)      Quarter)       Ended         Ended
                        09/30/97      09/30/96      09/30/97      09/30/96
                       ----------   ----------    ----------   -----------
Revenues:
 Campground income     $   21,247   $   19,990    $   43,327   $   42,015
 Interest income              534            0         2,625           19
 Interest income Related
  Joint Venture (Note 3)  536,197      381,768     1,025,205      732,937
                       ----------   ----------    ----------   ----------
   Total revenue          557,978      401,758     1,071,157      774,971
Expenses:
 General, administrative
  and campground expenses  31,419       20,738        51,613       39,812
 Interest expense         158,337      130,412       307,096      264,519
                       ----------   ----------    ----------   ----------
   Total expenses         189,756      151,150       358,709      304,331
                       ----------   ----------    ----------   ----------
Net income (loss) from
 operations               368,222      250,608       712,448      470,640
 Credit (charge) for
  income taxes                  0            0             0            0
                       ----------   ----------    ----------   ----------
Net income (loss)      $  368,222   $  250,608    $  712,448   $  470,640
                       ==========   ==========    ==========   ==========

Net income (loss) per
 share (Note 2)        $   .03574   $    .0314    $    .0691   $    .0589
                       ==========   ==========    ==========   ==========

Weighted average shares
 outstanding (Note 2)  10,304,102    7,987,334    10,304,102    7,987,334
                       ==========   ==========    ==========   ==========

Fully diluted income
 per common share
 (Note 2)              $    .0303   $    .0309    $    .0587   $    .0580
                       ==========   ==========    ==========   ==========

Weighted average
 diluted number of
 shares (Note 2)       12,148,380    8,118,926    12,145,380    8,118,926
                       ==========    =========    ==========    =========


The accompanying notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended September 30, 1997 and 1996 (Unaudited)

                                             1997             1996
                                       ----------       ----------

Operating Activities:
 Net income (loss)                     $  712,448       $  470,640
Changes in other operating assets and
 liabilities (net):
 Accounts receivable                       24,805           58,687
 Inventory                                 (2,841)          30,946
 Other assets                               3,784            2,362
 Accounts payable                         493,361          337,173
 Accrued salaries                          82,500           62,775
 Accrued directors' fees                    6,400            4,500
 Accrued legal fees                        14,628           39,130
 Accrued liabilities                      (15,435)         (14,479)
 Accrued interest                           8,290            5,144
Common stock issued for services           89,990           10,500
                                       ----------       ----------
 Cash provided (used) by operating
  activities                            1,417,930        1,007,378

Investing activities:
 Cash advances to Joint Venture        (1,968,938)      (1,102,704)
 Noncash advances to Joint Venture     (1,135,098)        (843,769)
                                       -----------      -----------
  Gross advances to Joint Venture      (3,104,036)      (1,946,473)
  Less: gold sale proceeds                576,680          393,098
                                       -----------      -----------
 Cash flows from investing activities  (2,527,356)      (1,553,375)

Financing activities:
 Net borrowings                           334,638            42,828
 Preferred stock converted             (1,515,000)                0
 Common stock issued                    1,662,721           687,675
                                       -----------      ------------
 Cash provided by financing activities    482,359           730,503

Increase (decrease) in cash and cash
 equivalents                             (627,067)          184,506
Cash at the beginning of the quarter      780,154            55,653
                                       -----------      ------------
Cash at the end of the quarter         $  153,087       $   240,159
                                       ===========      ============

The accompany notes are an integral part of the consolidated financial statements.

           COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Period Ended September 30, 1997


                                             Common Stock
                            ---------------------------------------------
                                                  Capital in    Retained
                             Number of             Excess of    Earnings
                               Shares   Par Value  Par Value    (Deficit)
                            ----------  --------- -----------  ----------
Balances 03/31/96            7,792,209  $ 779,221 $12,973,006  $1,407,280
Net Income for Fiscal Year
 03/31/97                                                       1,007,598
Common Shares Issued this
 Period                      1,400,833    140,083   1,386,031
                            ----------  ---------  ----------  ----------
Balances 03/31/97            9,193,042    919,304  14,359,037   2,414,878
Net Income through the Second
 Quarter 09/30/97                                                 712,448
Common Shares Issued this
 Period -
Net of Cancellations         1,106,132    110,613   1,642,097
                            ----------  ---------  ----------  ----------
Balances 09/30/97           10,299,174  1,029,917  16,001,134  $3,127,326
                            ==========  =========  ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious
     metals in the Republic of El Salvador, Central America.   Gold
     bullion, the Joint Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the City of Santa Rosa de Lima. Exploration is also taking place at two other mining properties, all located in the Republic of El Salvador, Central America.

     Presently, the Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing four separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of two gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

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

If on September 30, 1997, the 1,530,650 option shares, the 263,000 borrowed shares, the 25,628 shares due for accrued interest, and the 25,000 shares of stock rights were combined, they would total 1,844,278 shares. These shares added to the weighted average calculated number of shares of 10,304,102 would amount to 12,148,380, and the profit per share for the period ended September 30, 1997, would be as reflected in the
consolidated statements of operations.   The same assumptions were used
for the same period in 1996.

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

Advances to Joint Venture

As of September 30, 1997, the Company's advances were $17,630,857, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $18,221,122.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87                   $20,357,537
Less amounts received from gold sales                    (2,726,680)
                                                        -----------
The Company's net of gold sale proceeds advances since
 09/22/87                                                17,630,857
The Company's initial investment in the Joint Venture     3,508,180
Sanseb's investment in the Joint Venture                  3,508,180
Sanseb's investment in the mining projects and amount
 due to the Company                                      20,431,649
                                                        -----------
Total:                                                   45,078,866
Advances by the Company's three subsidiaries                590,265
                                                        -----------
Combined total investment                               $45,669,131
                                                        ===========
SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the minable proven gold ore reserve area, and while the Company is improving and expanding its SCMP, the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at
two other El Salvador mining prospects.   During this fiscal period gold
is being produced by trucking tailings and virgin ore for processing at the SCMP.

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

Gold Ore Reserves

The Joint Venture's geologists have determined that the minable and estimated gold reserves are approximately 15,705,000 tons which should contain 1,622,800 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings.

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

Modesto Mine Land Ownership

The Company has purchased two contiguous parcels of land located on the Modesto Mine site near the City of Paisnal, El Salvador and it has entered into an agreement to purchase a third parcel of land containing approximately five acres. The first 22-acre parcel of land was purchased on November 27, 1994 while the second parcel of land consisting of 30 acres was purchased on August 31, 1996. The second parcel of land was used as collateral in connection with a mortgage and promissory note that was issued to the lender.

San Felipe-El Potosi Mine ("Potosi") Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the City of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals, etc. and under the following basic terms and conditions:

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

(4)  Real Estate Ownership

The Company and its subsidiaries own a 331-acre campground located on the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estate Subdivision, Costilla County, Colorado; and 12 lots in the City of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the City of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
57 acres at the Modesto Mine: the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition the Joint Venture has entered into lease arrangements based on the production of gold payable in the form of royalties with one of the two other mining prospects in the Republic of El Salvador. Reference is made to Note 3 for other real estate leases and ownership.

(5)  Notes Payable and Accrued Interest
                                                09/30/97       03/31/97
Notes payable consist of the following:         --------       --------

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 6)                           $ 3,786,888    $ 3,461,529

Other (consists primarily of short-term
notes and accrued interest in the sum
of $302,320 as of September 30, 1997,
and $285,166 as of March 31, 1997)
issued to trade creditors and others,
interest of varying  amounts, in lieu
of actual cash payments) and a mortgage
on a certain parcel of land located in
El Salvador.                                      664,378        646,809
                                              -----------    -----------
                       Total:                 $ 4,451,266    $ 4,108,338
                                              ===========    ===========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 16 years and six months, for a total of $1,426,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 1997:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,004,512. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $434,175 including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 96,000 common shares since April 1, 1997, and it owes him 15,608 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company.
It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of September 30, 1997.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at September 30, 1997, amounts to $1,068,806; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of September 30, 1997:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $224,685 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly. On December 14, 1996, in connection with the purchase of the Company's restricted shares, she acquired a four-year stock option to purchase 83,900 of the Company's restricted common shares at a price of $3.00 each
which expires December 13, 2001.   This transaction is under the same
terms entered into with arms-length other purchases.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $151,697 for legal services rendered
through August 1997.   Also, the son of the President and his son's wife
have the Company's open-ended, on-demand promissory note in the sum of $54,710 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees were increased from $750 to $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. At the same time the Executive Committee Director fees were increased from $250 to $400 for each meeting. The Directors and Officers have a right to exchange the amount due to them for the Company's common shares.

On September 16, 1994, the Directors adopted a resolution offering the Directors and Officers of the Company a right to exchange the compensation due to them for the Company's common shares valued at the average lowest bid quote reflected in the NASDAQ Monthly Statistical Summaries in the month preceding the exercise of this right.

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

Company Net Advances to the Joint Venture

                                                 Total       Interest
                                               Advances       Charges
                                           ------------    -----------
Balance April 1, 1990                       $ 1,625,163     $  252,060
 Year Ended March 31, 1991                      718,843        266,107
 Year Ended March 31, 1992                      698,793        312,004
 Year Ended March 31, 1993                    1,003,617        347,941
 Year Ended March 31, 1994                    1,155,549        451,180
 Year Ended March 31, 1995                    2,884,078        751,389
 Year Ended March 31, 1996                    3,122,766      1,286,739
 Year Ended March 31, 1997                    3,894,692      1,567,375
 Through the Second Quarter Ended
  September 30, 1997                          2,527,356      1,025,205
                                            -----------     ----------
 Balance September 30, 1997                 $17,630,857     $6,260,000

Advances by three of the Company's
 wholly-owned subsidiaries                      590,265              0
                                            -----------     ----------
Total Net Advances After
 Deducting the Gold Sale Proceeds
 as of September 30, 1997                   $18,221,122     $6,260,000
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


(9)  Income Taxes

At March 31, 1997, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,339,647 which may be carried forward to offset future taxable income; the net operating losses expire at various times in the future.

(10)  Description of Securities

a.   Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 10,299,174 shares were outstanding as of September 30, 1997. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value, of which 2,500 shares of Series A Convertible Preferred Stock were issued as of January 30, 1997, and as of September 30, 1997, all of the shares were converted into common shares.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  Stock option activity through the second quarter ended September 30:



                                           1997                1996
                                  --------------------   -----------------
                                              Weighted            Weighted
                                              Average             Average
                                    Amount     Price     Amount    Price
                                  ---------   ------     ------   ------
Outstanding, beg. year            1,591,360    $3.22     97,840    $2.66
Granted
Exercised options                   (60,000)   $2.00
Forfeited                              (710)   $4.00
Expired                                   0    $0.00    (13,880)   $3.00
                                  ---------    -----    --------   -----
Outstanding, end of first quarter 1,530,650    $3.27     83,960    $2.61

A summary of the outstanding stock options as of September 30, 1997:

                                 Weighted Average
     Range of         Amount         Remaining        Weighted Average
 Exercise Prices    Outstanding   Contractual Life     Exercise Price
 ---------------    -----------   ----------------    ----------------
 $2.00 to  $2.99        430,000      1.6247 years          $2.50
 $3.00 to $5.00       1,100,650      2.3942 years          $3.57

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

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less from the sale date by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest. The restricted stock holding period required by the Securities and Exchange Commission is also a factor considered. On June 26, 1997, the Company entered into a loan agreement with two of its shareholders in which they agreed to loan 200,000 of their Company-owned shares to the Company. As of September 30, 1997, the Company owed them 167,000 of the Company's restricted common shares plus an additional 10,020 restricted common shares in payment for the interest earned, all in accordance with the terms and conditions of the share loan agreement.

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange
Commission Form 8 Registration Statement No. 33-77226 under the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 297,147 were issued and 202,853 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus four percent. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13)  Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through September 30, 1997, amounts to approximately $20,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the two periods ended September 30, 1997 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is producing gold on a limited basis from the virgin gold ore and tailings it is extracting at the SSGM and it simultaneously is performing four separate operations. First, it has commenced a limited production of gold by processing the SSGM tailings and now these tailings are being blended with the virgin ore at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the two gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Relative to the Modesto Mine and the Montemayor Mine, the Company's El Salvadoran attorney is disputing procedures in which the El Salvador Director of Energy, Mines and Hydrocarbons disclaimed the Company's application for obtaining licenses to extract minerals from the Modesto Mine and the Montemayor Mine. The Company's El Salvadoran legal counsel, based on his legal findings, has filed a challenge which calls for the revoking of the licenses issued to others. The Company has made the U.S. Embassy aware of the procedures taken by the El Salvadoran authorities and also the actions taken by the Company's El Salvadoran legal counsel.
Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP. On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Presently peace prevails.

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

On May 22, 1997, the Company entered into a Joint Venture Agreement with Teck Corporation (Teck), a company that is extensively involved in worldwide mining operations. Based on the terms and conditions contained in the agreement, Teck had its personnel in El Salvador on May 29, 1997 to launch their commitment. From June 1, 1997, Teck has supervised their own diamond core drilling and reverse circulation drilling. Teck had its metallurgist observe the SCMP and is presently assessing the expansion of the mill for a minimum capacity of 300 tons per day.

On the SSGM site, Teck has opened and resampled selected surface channel trenches to confirm the gold value and it is conducting such
metallurgical and mineralogical studies as it deems necessary.   It has
been estimated that the assessment phase will cost Teck approximately U.S. $400,000 and it has agreed to perform the assessment phase within four months. Results of Teck's findings are available to the Company. Teck is evaluating the mineral potential and is in communication with the Company's independent consulting geologists as well as with the Company's geologists to obtain as much information as possible to make a final determination.

In the event that the assessment performed by Teck relative to the expansion of the SCMP is compatible with the plans of the Company, the Company can then proceed to expand the SCMP. Then, if Teck proceeds with the exploration and feasibility phase, it will reimburse the company for such expansion.

In keeping with the expansion of the SCMP, the Company purchased, shipped, and delivered to the SSGM site sixteen standard and special size ocean shipping containers (40 feet long, eight feet wide, and approximately eight feet high) of a used crushing system it purchased in the United States. This plant consists of primary and secondary cone crushers, a vibrating screen, belt conveyor, rain cover structured steel and sheeting, and related equipment. It has a capacity of crushing the gold ore at a rate of 75 tons per hour to a size of one quarter inch.
The site preparation and the plans to erect this crushing system are in process.

In addition, many improvements have taken place at the SCMP. This mill and plant is presently being conditioned for the expansion of its present production capacity (approximately 200 tons of virgin gold ore per day) to a production capacity of 300 to 400 tons per day which is dependent on having adequate funds to perform this enlargement.

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity by processing tailings, it encountered operational problems which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; mechanical problems occurred, metallurgical differences had to be resolved; the rainy (hurricane) season has to be considered; the head grade varied and problems were encountered with the handling of the separation of the coarse material. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues (through the second quarter 1997 - $576,680; second quarter 1996 - $393,098) from the gold sales by reducing the advances to the Joint Venture, the results would have reflected a nominal profit.

This production of gold broadens the Company's objectives and now enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional
gold ore reserves at the SSGM and at the following two other mines:   the
San Felipe-El Potosi, and its extension, the El Capulin Mine, and the Hormiguero Mine; all located in El Salvador.

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

Results of Operations for the Second Quarter Ended September 30, 1997 Compared to September 30, 1996

For the three months ended September 30, 1997, the total revenues amounted to $557,978 compared to revenues of $401,758 for the same period in 1996. For the six month period, the total revenues for September 30, 1997 are $1,071,157 compared to $774,971 for the same 1996 period. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the second quarter of 1997, the interest charged to the Joint Venture by the Company was $1,025,025 compared to $732,937 for the same period in 1996, for an increase of $292,088 (40%) which results from the advances to the Joint Venture being increased to $17,630,857 (1997) from $15,103,501 (1996), for a total increase of $2,527,356 or 17%.

The campground operating and general and administrative expenses through the second quarter period ended September 30, 1997, were $51,613 compared to $39,812 for the same 1996 period, reflecting an increase of approximately 30%.

Interest expense through the second quarter (1997) amounted to $307,096 compared to $264,519 for the same 1996 period for an increase of $42,577 (16%) and was due to an increase in the notes payable from $3,631,452
(1996) to $4,451,266 (1997) or a 22.6% increase.

The net profit through the period ended September 30, 1997, was $712,448 compared to a net profit for the same period ended September 30, 1996 of $470,640, or an increase of $241,808 (51%).

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

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production or if it
reduces its exploration activities.   It will attempt to obtain
sufficient funds to assist the Joint Venture in placing the SSGM into an expanded production, however the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The funds needed by the Joint Venture were obtained from the Company via net advances: $2,527,356 during this six month period. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. Throughout the years, the Company was able to obtain sufficient funds to retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform a certain amount of diamond drilling on the SSGM, to upgrade and revamp the SCMP and to use these funds for working capital purposes.
The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $18,221,122 to the Joint Venture, exclusive of funds it received from gold sales.

The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of the $13,000,000 proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital.

Advances to the Joint Venture

Advances to the Joint Venture during the Company's first six months ended September 30, 1997 were derived from the sources, including related parties as follows:

Funding Sources

                                            From
                                            ----
                                    Related       Other
                                    Parties      Sources       Total
                                   --------   ----------    ----------
Change in current assets           $          $   25,748    $   25,748
Accounts payable & accruals etc.    346,390      235,064       581,454
Notes payable                       325,358       17,570       342,928
 Equity                                 933      236,778       237,711
Net income                                       712,448       712,448
                                   --------   ----------    ----------
Totals                             $672,681   $1,227,608    $1,900,289
Change in cash & cash equivalents                627,067       627,067
                                   --------   ----------    ----------
Advances to the Joint Venture      $672,681   $1,854,675    $2,527,356
                                   ========   ==========    ==========

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past. In turn, then it can advance the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the three exploration targets for the purpose of increasing its gold ore reserves should be $8 million. These programs will involve airborne geophysics, stream chemistry, geological mapping trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September 1987 through September 30, 1997, the Company has advanced to the Joint Venture, the sum of $17,630,857 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $18,221,122. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Montemayor Mine and the Hormiguero Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, for the purchase of a crushing system, for diamond drilling at the SSGM, for a community place of worship, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Items 1 and 2 of this report describe the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, which through September 30, 1997 amounted to $2,726,680, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the additional equipment needed for the SCMP production expansion would permit it to reach its goal of processing up to 400 tons of virgin ore each day of operation. In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds (approximately $3 million) to proceed with its goals which include the SCMP expansion, the installation of its crushing system, and to have adequate working
capital.   During the last fiscal quarter ended March 31, 1997, the
Company did raise the sum of $2.5 million by issuing Series A Convertible Preferred Stock and the placement of additional equity securities.

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

Insurance

The Joint Venture has in existence insurance through an El Salvador insurance company with the following general coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage is increased accordingly.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects. The mining business is very capital intensive.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, during the first six months of this fiscal year, the Company was able to invest a gross sum of $3,104,036 which was reduced by the $576,680 received from the sale of gold proceeds and reflected a net investment of $2,527,356 into the El Salvador operations. This includes allocation of the Company's expenditures. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ending March 31, 1998.

Item 1.  Legal Proceedings

         There is no adverse litigation that could materially affect the Company.

Item 2.  Changes in Securities

         Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 26, 1997, the Company held its annual meeting of shareholders. The following three items were voted upon by the shareholders at the meeting:

         Proposal I was the election of one Class I Director of the
         Company: Edward A. Machulak, for a term of three years expiring at the annual meeting of shareholders to be held in 2000. The proposal electing this Director passed with votes of 8,831,471 "for" and 82,120 "withheld authority" respectively.

         Proposal II was to ratify the appointment of Bruce M. Redlin, C.P.A. as the Company's independent public accountants for its fiscal year ended March 31, 1998. The proposal passed with votes of 8,864,724 "for"; 30,312 "against"; and 18,555
         "abstaining."

         Proposal from the floor was to ratify the acts of the Directors and Officers, including all related party transactions. This proposal passed with votes of 8,913,591 "for"; and none
         "against."

Item 5.  Other Information

         None.

Item 6.  Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter period ended September 30, 1997.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMERCE GROUP CORP.
                           Registrant/Company


                           /s/ Edward L. Machulak
                           ___________________________________________
Date: November 1, 1997     Edward L. Machulak
                           President, Chief Executive, Operating and
                           Financial Officer and Treasurer