Form 10-Q
period 1997-12-31
COMMERCE GROUP CORP /WI/
filed 1998-02-10
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1997

                                 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,573,534 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 31, 1998.

                       COMMERCE GROUP CORP.

                            FORM 10-Q

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                              INDEX

                  PART  I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets December 31, 1997 and March 31,
         1997

         Consolidated Statements of Operations Nine Months Ended
         December 31, 1997, and 1996

         Consolidated Statements of Cash Flows Nine Months Ended
         December 31, 1997, and 1996

         Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended December 31, 1997

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Other Information

Item 5.  Reports on Form 8-K and Exhibits

         Registrant's Signature Page

         COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                           December 31, 1997    March 31, 1997
                              (Unaudited)         (Audited)
                           -----------------    ---------------


                                ASSETS
                                ------

Current assets
 Cash                            $    78,319       $   780,154
 Investments                         187,792           194,888
 Accounts receivable                  93,264           112,382
 Inventories                          75,065            88,250
 Prepaid items                         4,500             1,698
                                 -----------       -----------
Total current assets                 438,940         1,177,372

Real estate (Note 4)               1,179,836         1,179,836
Advances to Joint Venture
 Net of Gold Sale Proceeds
 (Note 3)                         19,205,973        15,693,766
Investment in Joint Venture
 (Note 3)                          7,016,360         7,016,360
                                 -----------       -----------
Total assets                     $27,841,109       $25,067,334
                                 ===========       ===========


                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                $   499,485       $   119,558
 Notes and accrued interest
  payable to related parties
  (Note 5)                         4,005,126         3,461,529
 Notes and accrued interest
  payable to others (Note 5)         707,794           646,809
 Accrued salaries                  1,479,015         1,344,015
 Accrued directors' fees               9,600                 0
 Accrued legal fees                  175,082           137,069
 Other accrued expenses              118,523           150,135
                                  ----------        ----------
Total liabilities                  6,994,625         5,859,115


Commitments and contingencies
(Notes 3, 5, 6, 7, 10 and 14)


                        SHAREHOLDERS' EQUITY
                        --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1997 - 1,515 shares;
 December 31, 1997 - none
 (Note 10)                       $         0       $ 1,515,000

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 December 31, 1997 - 10,468,834    1,046,883
 March 31, 1997 - 9,193,042                            919,304
Additional paid in capital        16,285,643        14,359,037
Retained earnings (deficit)        3,513,958         2,414,878
                                 -----------       -----------
 Total shareholders' equity       20,846,484        19,208,219
 Total liabilities and           -----------       -----------
  shareholders' equity           $27,841,109       $25,067,334
                                 ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   Third Quarter and Nine Months Ended December 31, 1997 and 1996
                              (Unaudited)




                               Three Month            Nine Months Ended
                               Comparison                December 31
                               December 31
                            1997         1996         1997         1996
                        ------------------------  ------------------------
 Revenues:
 Campground income      $    12,598  $    11,914  $    55,925  $    53,930
 Interest income                393           19        3,018           38
 Interest income Related
  Joint Venture (Notes 6
  & 11)                     568,360      405,603    1,593,565    1,138,540
                        -----------  -----------  -----------   ----------
   Total revenue            581,351      417,536    1,652,508    1,192,508

Expenses:
 General, administrative
  and campground expenses    21,827       16,210       73,440       56,022
 Interest expense           172,892      142,398      479,988      406,917
                        -----------  -----------  -----------   ----------
  Total expenses            194,719      158,608      553,428      462,939
                        -----------  -----------  -----------   ----------
Net income (loss) from
 operations                 386,632      258,928    1,099,080      729,569
 Credit (charge) for
  income taxes                    0            0            0            0
                        -----------  -----------  -----------   ----------
Net income (loss)       $   386,632  $   258,928  $ 1,099,080   $  729,569
                        ===========  ===========  ===========   ==========

Net income (loss) per
 share (Note 2)         $     .0377  $     .0322  $     .1072   $    .0908
                        ===========  ===========  ===========   ==========

Average number of shares
 outstanding (Note 2)    10,249,886    8,038,344   10,249,886    8,038,344
                        ===========  ===========  ===========   ==========

Fully diluted income per
 common share (Note 2)  $     .0322  $     .0307  $     .0915   $    .0865
                        ===========  ===========  ===========   ==========

Weighted average diluted
 number of shares
 (Note 2)                12,006,670    8,434,718   12,006,670    8,434,718
                        ===========  ===========  ===========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

         COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine Months Ended December 31, 1997 and 1996 (Unaudited)

                                              1997         1996
                                              ----         ----
Operating Activities:
 Net income (loss)                        $1,099,080    $  729,569
Changes in other operating assets and
 liabilities (net):
  Accounts receivable                         19,118        16,921
  Inventory                                   13,185        34,050
  Other assets                                 4,294         2,872
  Accounts payable                           379,927       129,819
  Accrued salaries                           135,000       107,775
  Accrued directors' fees                      9,600         7,550
  Accrued legal fees                          38,013        51,512
  Accrued liabilities                        (31,612)     (183,917)
  Accrued interest                            10,353       (14,238)
  Common stock issued for services           112,180        15,286
                                          ----------    ----------
   Cash provided (used) by operating
    activities                             1,789,138       897,199

Investing activities:
 Cash advances to Joint Venture           (2,558,458)   (1,753,783)
 Noncash advances to Joint Venture        (1,774,480)   (1,305,389)
                                          ----------    ----------
  Gross advances to Joint Venture         (4,332,938)   (3,059,172)
  Less: gold sale proceeds                   820,731       645,930
                                          ----------    ----------
 Cash flows from investing activities     (3,512,207)   (2,413,242)

Financing activities:
 Net borrowings                              594,229       496,965
 Preferred stock converted                (1,515,000)            0
 Common stock issued                       1,942,005     1,127,433
                                          ----------    ----------
 Cash provided by financing activities     1,021,234     1,624,398

Increase (decrease) in cash and cash
equivalents                                 (701,835)      108,355
Cash at the beginning of the quarter         780,154        55,653
                                          ----------    ----------
Cash at the end of the quarter            $   78,319    $  164,008
                                          ==========    ==========

The accompany notes are an integral part of the consolidated financial statements.

         COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Period Ended December 31, 1997



                                       Common Stock
                      -----------------------------------------------
                                              Capital in    Retained
                      Number of               Excess of     Earnings
                       Shares    Par Value    Par Value     (Deficit)
                      ---------  ---------   -----------   ----------

Balances 03/31/96     7,792,209  $  779,221  $12,973,006   $1,407,280
Net Income for Fiscal
 Year 03/31/97                                              1,007,598
Common Shares Issued
 this Period          1,400,833     140,083    1,386,031
                      ---------  ----------  -----------   ----------
Balances 03/31/97     9,193,042     919,304   14,359,037    2,414,878

Net Income through
 the Third Quarter
 12/31/97                                                   1,099,080
Common Shares Issued
 this Period -
Net of Cancellations  1,275,792     127,579    1,926,606
                     ----------  ----------  -----------   ----------
Balances 12/31/97    10,468,834  $1,046,883  $16,285,643   $3,513,958
                     ==========  ==========  ===========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

         COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
             Notes to Consolidated Financial Statements
                         December 31, 1997

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

(d) The investment consists of precious stones which are stated at whichever is lower, cost or market value.

(e) Accounts receivable consist of gold bullion shipped to the refinery with payment pending on the settlement date.

(f) Inventory consists of processed ores and precious metals-in-process which are stated at whichever is lower, cost or market value.

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

Income Taxes

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

Income (Loss) Per Common Share

Net income per share is calculated based on the weighted average number of common shares issued and outstanding during this period. The Company does not include in this calculation any common stock equivalent, rights or contingent issuances of common stock.

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported.

If on December 31, 1997, the 1,530,650 option shares, the 170,400 borrowed shares, the 30,734 shares due for accrued interest, and the 25,000 shares of stock rights were combined, they would total 1,756,784 shares. These shares added to the weighted average calculated number of shares of 10,249,886 would amount to 12,006,670 and the profit per share for the period ended December 31, 1997, would be as reflected in the consolidated statements of operations. The same assumptions were used for the same period in 1996.

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

Advances to Joint Venture

As of December 31, 1997, the Company's advances were $18,615,708, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $19,205,973.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

The Company's advances since 09/22/87                    $21,586,440
Less amounts received from gold sales                     (2,970,732)
The Company's net of gold sale proceeds advances         -----------
 since 09/22/87                                           18,615,708
The Company's initial investment in the Joint Venture      3,508,180
Sanseb's investment in the Joint Venture                   3,508,180
Sanseb's investment in the mining projects and amount
 due to the Company                                       20,977,172
                                                         -----------
Total:                                                    46,609,240

Advances by the Company's three subsidiaries                 590,265
                                                         -----------
Combined total investment                                $47,199,505
                                                         ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining pre-production preliminary stages in the SSGM minable proven gold ore reserve area. While the Company is retrofitting, improving and expanding its SCMP, the Company is active in attempting to obtain adequate financing for the expansion of the SCMP and for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the SSGM minable gold ore reserves and at two other El Salvador mining
prospects.   During this fiscal period gold is being produced at the
SCMP from SSGM virgin gold ore which is being trucked to the SCMP.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb (Joint Venture) together with the mining concession application.

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty day's notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

In the event that additional gold ore is discovered in areas not included in the concession, Misanse is required to make proper claim for it under the jurisdiction of the Ministry of Economy of El Salvador's Director of Energy, Mines, and Hydrocarbons, and include it in the existing concession. Such addition to the lease is required to be made without any changes to the rental payment, except that the expenses for expanding the concession shall be borne by the Joint Venture.

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

In consideration for the obligations agreed to by the Joint Venture the Government of El Salvador agreed to exempt the Joint Venture from the payment of all import duty, fiscal or municipal taxes whatsoever. The El Salvador Department of Customs refused to recognize this exemption. On November 15, 1993, the Joint Venture's attorneys filed a declaratory proceeding with the El Salvador Constitutional Supreme Court ("Court") informing the Court that the Joint Venture's rights were being violated and that the Court should restrain the Department of Customs from attempting to collect any duty. In the event that the Court should deny tax and duty exemptions, then items (2), (3) and (4) will be automatically cancelled.

On May 18, 1994, the El Salvador Constitutional Supreme Court of Justice declared that the Joint Venture is entitled to be temporarily exempt from the payment of all fiscal and municipal taxes and import duty on the import of any item relating to the needs of the SSGM pending its review of the petition filed on November 15, 1993, and that the Company's constitutional rights are to be preserved. The El Salvador Department of Customs takes a position that the Supreme Court could deny the exemption, therefore, in lieu of paying the Custom's duty, it is accepting a payment guarantee bond in an amount of the Custom's duty until a final decision is made. It is charging the Company a ten percent added value tax prior to June 30, 1995, and 13% thereafter which is refundable to the extent of six percent of the value of the Joint Venture's exports. The Joint Venture intends to export all of its gold and has made a claim for the added value tax refund.

Gold Ore Reserves

The Joint Venture's geologists have determined that the minable and estimated gold reserves are approximately 15,705,000 tons which should contain 1,622,800 ounces of gold. The value of this gold ore reserve is not reflected in the balance sheet and since gold production has commenced on a limited start-up basis these gold ore reserves will have a significant impact on future earnings based on the existing world-wide market price of gold.

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

(4) Real Estate Ownership and Leases

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

(5)  Notes Payable and Accrued Interest

Notes payable consist of the following:     12/31/97       03/31/97
                                            --------       --------
Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent over
prime rate, but not less than 16%,
payable monthly, due on demand, using
the undeveloped land, real estate and
all other assets owned by the
Company,  its subsidiaries and the
Joint Venture as collateral (Note 6)      $4,005,126     $3,461,529

Other (consists primarily of
short-term notes with interest
accrued in the sum of $295,519 as of
December 31, 1997, and $285,166 as of
March 31, 1997) issued to trade
creditors and others, interest of
varying  amounts, in lieu of actual
cash payments) and a mortgage on a
certain parcel of land located in El
Salvador.  Also included are the
promissory notes issued in connection
with a bridge loan.  707,794
646,809

                                          ----------     ----------
Total:                                    $4,712,920     $4,108,338
                                          ==========     ==========

(6)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 16 years and nine months, for a total of $1,467,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 1997:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,137,272. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $451,922 including accrued interest, from the Company's President's Rollover Individual
Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 163,400 common shares since April 1, 1997, and it owes him 26,534 of its restricted common shares for unpaid interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of December 31, 1997.

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

This related company has been issued an open-ended, secured, on-demand promissory note which at December 31, 1997, amounts to $1,125,116; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of December 31, 1997:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum $233,869 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly. On December 14, 1996, in connection with the purchase of the Company's restricted shares, she acquired a four-year stock option to purchase 83,900 of the Company's restricted common shares at a
price of $3.00 each which expires December 13, 2001.   This
transaction is under the same terms entered into with other arms-length purchases.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $175,082 for legal
services rendered through December 31, 1997.   Also, the son of the
President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $56,947 which bears interest at an annual rate of 16% payable monthly.

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

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation at its full production capacity. The proceeds from the sale of gold reduce the amount of advances. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly.

Company Net Advances to the Joint Venture
                                            Total        Interest
                                           Advances       Charges
                                        -----------    ----------
Balance April 1, 1990                   $ 1,625,163    $  252,060
 Year Ended March 31, 1991                  718,843       266,107
 Year Ended March 31, 1992                  698,793       312,004
 Year Ended March 31, 1993                1,003,617       347,941
 Year Ended March 31, 1994                1,155,549       451,180
 Year Ended March 31, 1995                2,884,078       751,389
 Year Ended March 31, 1996                3,122,766     1,286,739
 Year Ended March 31, 1997                3,894,692     1,567,375
 Through the Third Quarter
  Ended December 31, 1997                 3,512,207     1,593,565
                                        -----------    ----------
 Balance December 31, 1997              $18,615,708    $6,828,360

Advances by three of the
 Company's wholly-owned
 subsidiaries                               590,265             0

Total Net Advances After
 Deducting the Gold Sale                -----------    ----------
 Proceeds as of December 31, 1997       $19,205,973    $6,828,360
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

(10)  Description of Securities

a.   Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 10,468,834 shares were outstanding as of December 31, 1997. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value, of which 2,500 shares of Series A Convertible Preferred Stock were issued as of January 30, 1997, and as of December 31, 1997, all of the shares were converted into common shares.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  Stock option activity through the third quarter ended December
    31:


                                       1997             1996
                              ------------------ ----------------
                                        Weighted         Weighted
                                         Average          Average
                                 Amount   Price   Amount   Price
                                 ------   -----   ------   -----
Outstanding, beg. year        1,591,360   $3.22   97,840   $2.66
Granted                                          239,400   $3.00
Exercised options               (60,000)  $2.00
Forfeited                          (710)  $4.00
Expired                               0   $0.00  (13,880)  $3.00
Outstanding, end of           ---------   -----  -------   -----
first quarter                 1,530,650   $3.27  323,360   $2.90

A summary of the outstanding stock options as of December 31, 1997:


                                Weighted Average
  Range of          Amount          Remaining      Weighted Average
Exercise Prices   Outstanding   Contractual Life    Exercise Price
---------------   -----------   ----------------   ----------------
$2.00 to $2.99      430,000       1.3726 years          $2.50
$3.00 to $5.00    1,100,650       2.1421 years          $3.57

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

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less from the sale date by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest. The restricted stock holding period required by the Securities and Exchange Commission is also a factor considered. On June 26, 1997, the Company entered into a loan agreement with two of its shareholders in which they agreed to loan 200,000 of their Company-owned shares to the Company. One shareholder during this quarter received 167,000 restricted common shares in payment of a share loan and the Company issued 10,020 restricted common shares in full payment for the interest due. As of December 31, 1997, the Company owed a shareholder 70,000 of the Company's restricted common shares plus an additional 4,200 restricted common shares in payment for the interest earned, all in accordance with the terms and conditions of the share loan agreement.

S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange Commission Form 8 Registration Statement No. 33-77226 under the Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 309,547 were issued and 190,453 shares are authorized to be issued.

(11)  Interest Income on Advances to the Joint Venture

From time to time the Company advances funds, services, etc. to the Joint Venture. The interest rate charged is the prime interest rate fixed on the first day of each month plus four percent. The interest is payable monthly. (Note 6)

(12)  Litigation

There is no litigation.

(13) Contingent Liabilities

In the event the El Salvador Constitutional Supreme Court should decide that the Joint Venture is subject to the payment of custom duty taxes, then the Company would have a contingent liability as it has, on behalf of the Joint Venture, agreed to reimburse an El Salvador Insurance Company the funds that may be disbursed to the El Salvador customs' office in connection with the payment of guarantee bonds it has issued in lieu of cash payment for the import duties. The total sum of payment guarantee bonds issued by the Insurance Company through December 31, 1997, amounts to approximately $20,000.

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

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                 S.E.C. FORM 10-Q - DECEMBER 31, 1997
                    PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for the third quarter ended December 31, 1997 and 1996 and the financial condition, liquidity and capital resources for the same quarterly periods. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Introduction

The Joint Venture is producing gold on a limited basis from the virgin gold ore it is excavating from an open pit at the SSGM and it simultaneously is performing four separate operations. First, it has commenced a limited production of gold by processing the SSGM tailings and now the virgin ore at its SCMP facility which is located approximately 15 miles from the SSGM site. Second, it is installing a pilot open-pit, heap-leaching gold process on the SSGM site. Third, it is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Fourth, it is exploring the potential of the two gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Relative to the Modesto Mine and the Montemayor Mine, the Company's El Salvadoran attorney is disputing procedures in which the El Salvador Director of Energy, Mines and Hydrocarbons disclaimed the Company's application for obtaining licenses to extract minerals from the Modesto Mine and the Montemayor Mine. The Company's El Salvadoran legal counsel, based on his legal findings, has filed a challenge which calls for the revoking of the licenses issued to others. The Company has made the U.S. Embassy aware of the procedures taken by the El Salvadoran authorities and also the actions taken by the Company's El Salvadoran legal counsel. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold and the exploration, exploitation and development of its mining prospects. The more than twelve-year El Salvador war and the general disbelief that peace will prevail had been a material deterrent in obtaining funding for the resumption of the SSGM operations and for the restoration of the SCMP. On December 15, 1992, through the auspices of the United Nations, the end of the war was declared contingent upon a three-year term to comply with all of the conditions of this pact. Presently peace prevails.

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

On the SSGM site, Teck has opened and resampled selected surface channel trenches to confirm the gold value and it is conducting such
metallurgical and mineralogical studies as it deems necessary.   It
has been estimated that the assessment phase will cost Teck approximately U.S. $400,000. Results of Teck's findings are to be made available to the Company. Teck is evaluating the mineral potential and is in communication with the Company's independent consulting geologists as well as with the Company's geologists to obtain information to make a final determination.

In the event that the assessment performed by Teck relative to the expansion of the SCMP is compatible with the plans of the Company, the Company can then proceed to expand the SCMP. Then, if Teck proceeds with the exploration and feasibility phase, it will reimburse the company for such expansion.

In keeping with the expansion of the SCMP, the Company purchased, shipped, and delivered to the SSGM site sixteen standard and special size ocean shipping containers (40 feet long, eight feet wide, and approximately eight feet high) of a used crushing system it purchased in the United States. This plant consists of primary and secondary cone crushers, a vibrating screen, belt conveyor, rain cover structured steel and sheeting, and related equipment. It has a capacity of crushing the gold ore at a rate of 75 tons per hour to a size of one quarter inch. The site preparation and the plans to erect this crushing system are in process pending funding availability.

In addition, many improvements have taken place at the SCMP. This mill and plant is presently being conditioned for the expansion of its present production capacity (approximately 200 tons of virgin gold ore per day) to a production capacity of 300 to 400 tons per day which is dependent on having adequate funds to perform this enlargement.

The Company, on February 23, 1993, through its Joint Venture acquired the SCMP, a precious metals' leaching mill and plant which has the capacity of processing 200 tons of virgin ore per day. While the Joint Venture did achieve at times to operate the mill to its full capacity by processing tailings, it encountered operational problems which compelled it to operate the mill at a lower production rate. Considerable time and capital was consumed to bring the SCMP to a favorable operating condition. A new labor force had to be trained to operate the SCMP; mechanical problems occurred, metallurgical differences had to be resolved; the rainy (hurricane) season has to be considered; the head grade varied and problems were encountered with the handling of the separation of the coarse material. Taking into account all of the factors affecting the SCMP, if the Joint Venture had not offset all of the revenues (through the third quarter 1997 - $870,731; third quarter 1996 - $645,930) from the gold sales by reducing the advances to the Joint Venture, the results would have reflected a nominal profit.

This production of gold broadens the Company's objectives and enables the Company to commence a complementary operation while continuing its endeavor to obtain sufficient funds to expand the SCMP and for the SSGM open-pit, heap-leach operation which is its major and original goal and presently is in the developmental stage. The Company's prime objectives and plans, through the Joint Venture, are to expand the SCMP so that the earnings and cash flow will provide the funding requirements to sustain all of the current exploration programs and to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold producing mine. Dependent on the grade of gold ore processed, it then anticipates producing approximately 12,000 ounces of gold from the SCMP operation and 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation during the first twelve full operating months. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and at
the following two other mines:   the San Felipe-El Potosi, and its
extension, the El Capulin Mine, and the Hormiguero Mine; all located in El Salvador.

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

Results of Operations for the Third Quarter Ended December 31, 1997 Compared to December 31, 1996

For the third quarter period ended December 31, 1997, the total revenues amounted to $581,351 compared to revenues of $417,536 for the same period in 1996. For the nine month period, the total revenues for December 31, 1997 are $1,652,508 compared to $1,192,508 for the same 1996 period. The increase in revenues resulted primarily from interest charged to the Joint Venture.

Interest is being charged to the Joint Venture on advances made to it. Through the third quarter of 1997, the interest charged to the Joint Venture by the Company was $1,593,565 compared to $1,138,540 for the same period in 1996, for an increase of $455,025 (40%) which results from the advances to the Joint Venture being increased to $18,615,708 (1997) from $13,622,051 (1996), for a total increase of $4,993,657 or 37%.

The campground operating and general and administrative expenses through the third quarter period ended December 31, 1997, were $73,440 compared to $56,022 for the same 1996 period, reflecting an increase of approximately 31%.

Interest expense through the third quarter (1997) amounted to $479,988 compared to $406,917 for the same 1996 period for an increase of $73,071 (18%) and was due to an increase in the notes payable and accrued interest from $4,080,445 (1996) to $4,712,920
(1997) or an increase of $632,475 (15.5%).

The net profit through the period ended December 31, 1997, was $1,099,080 compared to a net profit for the same period ended December 31, 1996 of $729,569, or an increase of $369,511 (51%)
primarily due to the interest income charged to the Joint Venture.

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

Liquidity and Capital Resources

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its gold production or if
it reduces its exploration activities.   It will attempt to obtain
sufficient funds to assist the Joint Venture in placing the SSGM into an expanded production, however the anticipated SCMP profits (unless accumulated over a period of time) will not be sufficient to meet the SSGM capital and the other mining exploration needs. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other parties.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The funds needed by the Joint Venture were obtained from the Company via net advances: $3,512,207 during this nine month period. The Company believes that these advances significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. Throughout the years, the Company was able to obtain sufficient funds to retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform a certain amount of diamond drilling on the SSGM, to upgrade and revamp the SCMP and to use these funds for working capital purposes. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding. Since September 1987, the Company and three of its wholly-owned subsidiaries advanced a sum of $19,205,973 to the Joint Venture, exclusive of funds it received from gold sales.

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

Advances to the Joint Venture

Advances to the Joint Venture during the Company's first nine months ended December 31, 1997 were derived from the sources, including related parties as follows:

Funding Sources
                                            From
                                  ----------------------
                                     Related      Other
                                     Parties     Sources      Total
                                  ----------  ----------  ----------
Change in current assets          $           $   36,597  $   36,597
Accounts payable & accruals etc.     510,221      20,707     530,928
Notes payable                        543,597      60,985     604,582
 Equity                                1,343     537,842     539,185
Net income                                     1,099,080   1,099,080
                                  ----------  ----------  ----------
Totals                            $1,055,161  $1,755,211  $2,810,372

 Change in cash & cash equivalents               701,835     701,835
                                  ----------  ----------  ----------
Advances to the Joint Venture     $1,055,161  $2,457,046  $3,512,207
                                  ==========  ==========  ==========

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it will be able to obtain such short-term funds as are required from the same sources as it has in the past. In turn, then it can advance the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation and expansion of SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the three exploration targets for the purpose of increasing its gold ore reserves should be $8 million. These programs will involve airborne geophysics, stream chemistry, geological mapping trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September 1987 through December 31, 1997, the Company has advanced to the Joint Venture, the sum of $18,615,708 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $19,205,973. The funds advanced to the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Montemayor Mine and the Hormiguero Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for the purchase and advance lease payment of the real estate on the Modesto Mine, for the purchase of a crushing system, for diamond drilling at the SSGM, for a community place of worship, and many other related needs.

SCMP Operations, SSGM & Other Mine Exploration

Items 1 and 2 of this report describe the Company's current activities and status. The Company, through its Joint Venture, has reduced its advances to the Company from its sale of gold, which through December 31, 1997 amounted to $2,970,732, therefore, the advances reported are after deducting these gold sale proceeds. Presently the Company believes that the additional equipment needed for the SCMP production expansion would permit it to reach its goal of processing up to 400 tons of virgin ore each day of operation.
In the event the Joint Venture's goals are reached, then the profits and cash flow should provide funds that could be used to commence the SSGM open-pit, heap-leaching operation. The Company estimates that it will need at least U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The profit and cash flow projections reflect that the invested capital could be recovered during the first 18 months of full production. It further believes that it should be able to raise adequate funds (approximately $3 million) to proceed with its goals which include the SCMP expansion, the installation of its crushing
system, and to have adequate working capital.   During the last
fiscal quarter ended March 31, 1997, the Company did raise the sum of $2.5 million by issuing Series A Convertible Preferred Stock and the placement of additional equity securities.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be
hesitant to invest the funds required.   However, during the first
nine months of this fiscal year, the Company was able to invest a gross sum of $4,332,938 which was reduced by the $820,731 received from the sale of gold proceeds and reflected a net investment of $3,512,207 into the El Salvador operations. This includes allocation of the Company's expenditures. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ending March 31, 1998.

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                  S.E.C. FORM 10-Q - DECEMBER 31, 1997
                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There is no adverse litigation that could materially affect the Company.

Item 2.  Changes in Securities

         Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Other Information

         None.

Item 5.  Reports on Form 8-K

         There was one report on Form 8-K filed electronically with the Securities and Exchange Commission's EDGARLink
         Electronic Filing System and accepted on January 21, 1998.


                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMERCE GROUP CORP.
                           Registrant/Company



                           /s/  Edward L. Machulak
                           _________________________________________
Date: February 9, 1997     Edward L. Machulak
                           President, Chief Executive,
                           Operating and Financial Officer and
                           Treasurer