Form 10-K
period 1998-03-31
COMMERCE GROUP CORP /WI/
filed 1998-06-29
CIK 109757

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1998

                    Commission File Number 1-7375

                        COMMERCE GROUP CORP.

       (Exact name of registrant as specified in its charter)

          DELAWARE                                39-6050862
(State  or  other  jurisdiction       (I.R.S. Employer Identification No.)
 of incorporation  or  organization)


                       6001 North 91st Street
                   Milwaukee, Wisconsin 53225-1795
         (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
  Title  of  each class                    on which registered
  ----------------------                  ---------------------
Common Shares $0.10 par value             Boston Stock Exchange
                                 National Association of Security Dealers
                                      Automated Systems (NASDAQ)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the quote of the NASDAQ Small Cap Issue on May 8, 1998, was approximately $8,263,502.

Common shares outstanding as of March 31, 1998, were 11,039,670.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                      COMMERCE GROUP CORP.
                  1998 FORM 10-K ANNUAL REPORT
            For the Fiscal Year Ended March 31, 1998

                        TABLE OF CONTENTS

                                                              Page


Glossary of Mining and Financial Terms

                             PART I

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders
Item 4(a).  Executive Officers of the Company


                             PART II

Item 5.     Market for the Company's Common Equity and Related
            Stockholders' Matters
Item 6.     Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.     Financial Statements and Supplementary Data
Item 9.     Changes in and Disagreements on Accounting and Financial
            Disclosure

                            PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

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

CIL  -  carbon-in-leach, a process for the recovery of gold  from the
ore.   Ore is ground finely and mixed with a dilute  sodium- cyanide solution to dissolve the gold which is absorbed onto carbon. The gold enriched carbon is stripped of the gold and the gold is recovered either through electrolysis or precipitation.

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

Ore reserves - the term is usually restricted to ore of which the grade and tonnage have been established with reasonable assurance by drilling and other means. The total tonnage and average value of proved ore, plus the total tonnage and value (assumed) of the probable ore.

Ounce - troy ounce, which is equivalent to 31.1034 grams.

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

Stope - excavation from which ore has been excavated in a series of steps. Usually applied to highly inclined or vertical veins. To excavate ore in a vein by driving horizontally upon it a series of workings, one immediately over the other, or vice versa. Each horizontal working is called a stope. Also workings in a mine, or the activity by which ore is broken from blocks in ore reserves and other areas.

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

Winze - a vertical or inclined opening, or excavation, connecting two
levels  in  a  mine,  differing  from  a  raise   only   in
construction.   A winze is sunk underhand and a rise  is  put  up
overhand. When the connection is completed, and one is standing at the top, the opening is referred to as a winze, and when at the
bottom,  as  a  raise,  or rise.   Also,  it  is  usually  a connection
between two levels, and is sunk in the ore body; interior mine shaft.

                             PART I


ITEM 1.  BUSINESS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ
materially  from  projected  results.   Such  factors include,   among
others,  the  speculative  nature  of   mineral exploration, commodity
prices, production and reserve  estimates, environmental   and
government  regulations,   availability   of financing,  force  majeure
events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

General

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is a Delaware corporation, with its corporate headquarters based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968 on the over-the-counter market. Its common shares have been traded on the Boston Stock Exchange from February 1975 to the present date and on the Nasdaq Small-Cap Market from March 1987 to the present date. Commerce presently is engaged in the exploration and development
of gold and  silver  mines  in  the Republic   of   El   Salvador,
Central  America,   through   its Commerce/Sanseb Joint Venture ("Joint
Venture"). Commerce holds a nearly 100% interest in the Joint Venture which owns the concession rights to extract gold from the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by profits and cash flow. This can be achieved by its continuing to be a low cost gold producer and by expanding its gold ore reserves.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 40,000 ounces per year and to develop additional gold ore reserves. The Company expects to
increase   production  by  developing  an  open-pit,   heap-leach
operation on site at the SSGM and by acquiring additional mining equipment which will permit it to process higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The heap-leach operation will
have  the  capability  of  producing   (through processing a higher
volume of ore) significantly more  gold  than could  be  produced at the
SCMP which has a present  capacity  of processing   200  tons of gold
ore per day. Commerce will also continue to drill test holes at previously unexplored areas at the site of the SSGM and it also is planning drill programs at the other potential mining prospects.

Operations

Currently  the Joint Venture is processing gold ore on a  limited basis
at its SCMP.  The gold ore is from the SSGM open pit.   The SCMP  is
located  approximately 13  miles  west  of   the  SSGM.  Commerce
acquired the SCMP facility on February 23, 1993, and the Joint Venture thereafter made and continues to make substantial renovations and modifications to the plant and equipment before and after placing
this facility in a limited  operation.   From March  31,  1995,  and
through the fiscal year ending March 31, 1998, 10,482 ounces of bullion containing 5,400 ounces of gold and 1,920 ounces of silver were sold. In the fiscal year ended March 31, 1998, 5,604 ounces of bullion containing 3,667 ounces of gold and 1,416 ounces of silver were sold. Revenues from this production were used primarily to fund further exploration of ore reserves at the SSGM, to fund the exploration of the other mining prospects, and to fund improvements at the SCMP.

There  are  approximately  1.6  million  ounces  of  proven   and
estimated gold ore reserves at the SSGM and the other El Salvador gold
mines.   Currently, and for all financial statement periods presented herein, the SSGM is the only one of the Company's properties which has generated revenues, although there are strong initial indications of commercial gold ore present at the other sites.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                          Average  Contained  Probable
                                    Tons   Grade    Ounces     Ounces
                                    ----   -----    -------   --------
1.  San Sebastian Gold Mine
    (a) Dump waste (av. grade)    960,000  0.100     96,000
    (b) Stope fill              1,000,000  0.340              340,000
    (c) Open pit-virgin ore    13,400,000  0.087  1,165,800
                               ----------         ---------   -------
                               15,360,000         1,261,800   340,000
2.  San Felipe-El Potosi
    (a) Tailings                  185,000  0.060     11,100
3.  Hormiguero Mine
    (a) Tailings                  150,000  0.064      9,600
                               ----------         ---------   -------
    Total Ounces               15,695,000         1,282,500   340,000
                               ==========         =========   =======

The anticipated recovery for processing via the SCMP will range from 85% to 90% and for heap leaching from 65% to 70%.

As of March 31, 1998, the total investment in the El Salvador mining projects by Commerce, three of Commerce's wholly-owned subsidiaries,
Sanseb,  and  the  Joint  Venture   amounted   to $48,632,108.

SSGM Joint Venture Arrangements

Commerce acquired 82 1/2% of the authorized and issued shares of San Sebastian Gold Mines, Inc. ("Sanseb"), a Nevada corporation formed on September 4, 1968. The balance of Sanseb's shares are held by
approximately  200 unrelated shareholders.   From  1969 forward,
Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire and refurbish the SCMP.

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture" or "Comseb") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits. The terms of this agreement authorize Commerce to supervise and control all of the
business  affairs  of the  Joint  Venture.   Under  this agreement  90%
of the net pre-tax profits of the Joint Venture will be distributed to Commerce and ten percent to Sanseb, and because Commerce owns 82
1/2% of the  authorized  and   issued shares of Sanseb, Commerce in
effect has an over 98% interest  in the activities of the Joint Venture.

The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. Although Misanse owns the real estate comprising the site of the SSGM, the lease agreement grants Comseb the right to all gold produced in exchange for a five percent royalty over a term of 25 years beginning on the first day gold is produced, which Comseb may, at its option, extend for an additional 25 years. Because Commerce owns 52% of Misanse, Comseb in effect pays a royalty amounting to less than two and one-half percent of the SSGM gold production.

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. Under the Joint Venture Agreement, Commerce is authorized to sign agreements on behalf of the Joint Venture.

Organizational Structure

The Joint Venture and the following subsidiaries are all majority- owned by the Company and are included in the consolidated financial
statements   of   the   Company.    All   significant intercompany
balances and transactions have been eliminated.

                                                           % Ownership
                                                           -----------
  Homespan Realty Co., Inc. ("Homespan")                       100.0
  Mineral San Sebastian, S.A. de C.V.  ("Misanse")              52.0
  Piccadilly Advertising Agency, Inc. ("Piccadilly")           100.0
  San Luis Estates, Inc. ("SLE")                               100.0
  San Sebastian Gold Mines, Inc. ("Sanseb")                     82.5
  Universal Developers, Inc. ("UDI")                           100.0
  Commerce/Sanseb Joint Venture ("Joint Venture")               90.0


Commerce   was  originally  formed  as  a  Wisconsin  corporation
(September   14,  1962)  which  then  merged  into   a   Delaware
corporation on July 26, 1971. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM).
Misanse has a mining concession with the government  of El  Salvador and
is the real estate owner of the SSGM.   Misanse also has a gold mine
lease and has assigned the mining concession to   the  Commerce/Sanseb
Joint Venture (Comseb), the mining operator formed on September 22, 1987. Comseb operates the SCMP (the gold processing plant near the city of El Divisadero acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (near the city of Santa Rosa de Lima since October 1968), San Felipe-El Potosi (near the city of El Potosi since September 1993) as well as its extension Capulin (near the city of El Potosi since May 1995); Modesto (near the city of El Paisnal since August 1993); Hormiguero (near the city of Comacaron since September 1993) and Montemayor (northwest of SSGM since March 1995).

The Government of El Salvador has issued the Modesto and Montemayor mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions.
Commerce owns properties  believed to  be   crucial to  the  Modesto
Mine and it holds leases to the key property of the Montemayor Mine. It is in the process of applying for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor).

All  of  the mines mentioned were formerly in production and  did
produce   gold  and/or  silver.   In  addition  to  the   channel
trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig to explore in depth, the above described potential targets. All of the properties have promising geologic prospects, alternations, and historical records that evidence all have been mined and produced gold on a commercial basis in the past.

World Gold Market Price, Customers and Competition

Since the Joint Venture is in operation and producing gold on a limited start-up basis, its revenues, profitability and cash flow will be greatly influenced by the price of gold. The gold world market price is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, and production costs in major gold-producing regions. The supply and demand for gold also affects the price. The Company has not and does not expect in the foreseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by and sold to Handy & Harman's refinery located in the United States.

At this time the Joint Venture believes that due to its financial capacity it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing Company has a large impact to offset either the price or supply of gold in the world market. There are many entities in the world producing gold. Many of these companies have substantially greater technical, financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel employees, its ability to train its employees, its low overhead, its gold ore resources and its projected low cost of production will allow it to compete effectively
and to  produce reasonable profits.   The Company's present and past
practice has been to sell its gold and silver at spot prices.

The profitability and viability of the Joint Venture is dependent upon, not only the price of gold in the world market (which can be unstable), but also upon the political stability of El Salvador and the availability of adequate funding for either the SCMP operation or the SSGM open-pit, heap-leaching operation or for the other exploration projects.

As   of   this  date,  inflation,  currency  and  interest   rate
fluctuations have not had a material impact on the Company or its results of operations.

Seasonality

Seasonality does not have a material impact on the Company's operations.

Environmental Matters

Since the Government of El Salvador has established a new mining law effective February 1996, its exploration, development, and production programs are subject to environmental protection. The El Salvador Department of Mines and Hydrocarbons, a division of the Minister of Economy's office regulates the mining operations.

Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. The Company's policy is to adhere to North American standards in its El Salvador operations. The Company cannot accurately predict or estimate the impact of any
future laws or regulations developed   in  El  Salvador  that  would
affect  the  Company's operations.

All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations
relating   to   exploration   procedures,    safety precautions,
employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the
environment.   The  requirements imposed by any such authorities may be
costly, time consuming and may   delay   operations.   Future
legislation  and  regulations designed   to  protect  the  environment,
as  well   as   future interpretations  of  existing laws and
regulations,  may  require substantial  increases in equipment and
operating  costs  to  the Company   and   delays,  interruptions,  or  a
termination   of operations.   The Company cannot accurately predict  or
estimate the  impact  of  any such future laws or regulations,  or
future interpretations  of  existing  laws  and  regulations,   on   its
operations.

The Company has submitted an environmental impact study prepared by an independent El Salvadoran consultant which is under review.

Political Environment in El Salvador

The following information is an excerpt from the "U.S. Embassy - San Salvador Country Commercial Guide 1996-97":

"Chapter III - POLITICAL ENVIRONMENT

"El Salvador has an excellent relationship with the United States, solidified by 12 years of close cooperation during the Salvadoran civil war and strong U.S. support for reconstruction and reconciliation in the aftermath of the 1992 peace accords. Leaders of the FMLN have established close relationships with the U.S. government,
seeing it as an honest broker during the  peace process.   The vast
majority of Salvadoran people also view the U.S. in a favorable light, a sentiment augmented by the fact that almost a million Salvadorans
live in the U.S.   The  political environment is expected to remain
stable over the next ten years.

"In March 1997, Salvadorans held the second elections since the end of the war and the reinsertion of former guerillas into society. The FMLN increased its strength as the second largest political party in the legislature, falling one seat short of the strength of the
governing party, the center-right  ARENA.   The FMLN  also  won
important municipal contests and a  coalition  in which   it
participated won the mayorship of San Salvador. President Armando Calderon Sol (ARENA), elected in 1994, will serve until June 1999.

"ARENA was begun as an anti-Communist nationalistic party in 1980 by
Roberto  D'Aubuisson.   Even  before  D'Aubuisson's   death, however,
ARENA   had   moderated  its  outlook.    During   the administration
of President Alfredo Cristiani (1989-1994), the ARENA government negotiated peace with the FMLN, liberalized the economy and attacked corruption. President Calderon Sol has continued these policies.

"The  FMLN,  transformed  from  a  guerrilla  organization  to  a political party after the Peace Accords, has sought to  pursue  a
pragmatic,  center-left  policy.   The  FMLN's  economic   policy
leaders have described its goal as a mixed economy, with free enterprise and investment and with government regulation to ensure that social interest are taken into account.

"The parties of the center include the Christian Democratic Party (PDC), which governed in the administration of Jose Napoleon Duarte
(1984-1989)  but  whose  support  has  eroded   in   the intervening
years.   The  PDC  has  generated  several  splinter parties over the years, including the Social Christian Renovation Party (PRSC). Parties which were sympathetic to the FMLN during the war, but which operated legally, coalesced to form the Democratic Convergence (CD). The CD is a small party, but its candidates have headed coalitions backed by the FMLN in the 1994 presidential campaign (Ruben Zamora, who lost) and in the 1997 San Salvador mayoral election with the U.S.-born Hector Silva who won and is now mayor."

"Economy Status

The following selected information on El Salvador was obtained from excerpts of the 1997 World Factbook on El Salvador:

                            "Economy

"Economy   -  overview:  El  Salvador  possesses  a  fast-growing
entrepreneurial economy in which 90% of economic activity is in private hands, with growth averaging 5% since 1990. Yet, because the 1980s were a decade of civil war and stagnation, per capita GDP has not regained the level of the late 1970s. The rebound in the 1990s stems
from the government program, in conjunction with the    IMF,   of
privatization,   deregulation,   and    fiscal stabilization.    The
economy  now  is  oriented   more   toward manufacturing  and  services
compared  with  agriculture.    The sizable  trade  deficits are in the
main covered by remittances from the large number of Salvadorans abroad.

"GDP: purchasing power parity - $12.2 billion (1996 est.)

"GDP - real growth rate: 3% (1996 est.)

"GDP - per capita: purchasing power parity - $2,080 (1996 est.)

"GDP - composition by sector:
agriculture: 14%
industry: 27%
services: 59% (1995)

"Inflation rate - consumer price index: 7.4% (1996)

"Labor force: total:  2.2 million (1996 est.) by  occupation:
agriculture 40%, commerce 16%, manufacturing 15%, government 13%, financial services 9%, transportation 6%, other 1%

"Unemployment rate: 7.6% (1996 est.) . . .

"Economic aid:
recipient: ODA, $763 million (1996)
note: US has committed $250 million in aid to El Salvador for 1992-96"

Investment Climate in El Salvador

The following information is an excerpt from the "U.S. Embassy - San Salvador Country Commercial Guide 1996-97":

"Chapter VII - INVESTMENT CLIMATE

"Openness to Foreign Investment

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

"The   1988   Foreign   Investment  and  Promotion   Law   is   a
comprehensive  statute.   To  investors  who  register  with  the
Ministry of Economy this law provides:

"--    Unrestricted  remittance of net profits for  investors  in industrial activities.

"--   Remittance  of  net  profits up to  fifty  percent  of  the registered foreign capital per year for investors in commercial and service activities. In practice, however, there is free convertibility of capital.

"--    Unrestricted  remittance  of  funds  obtained   from   the
liquidation of a business in proportion to the foreign funds invested.

"--   Unrestricted remittance of royalties and fees  for  use  of foreign patents, trademarks, technical assistance and other similar services.

"--   Foreign  investors may hold dollar accounts in El  Salvador and may use these accounts to obtain local financing. . . .

"Under the Export Reactivation Law of 1990, firms not located in free zones and exporting less than one hundred percent of their production may apply for tax rebates of six percent of the FOB value of these exports. However, the paperwork to obtain this rebate is cumbersome.

"In 1996 the government set up a one-stop office for foreign investment located at the National Commercial Registry, where investors now register their investments. The registration process is supposed to be non-discriminatory and is not considered an impediment to investment.

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

"Investment Climate

"Privatization

"The  privatization  of state-owned entities has  proceeded  more slowly
than  originally  projected.   The  government  hopes  to quickly
resolve the political disputes that have stalled the sale of the telephone company and complete its privatization before the end of 1997. The privatization of the electric company (CEL) is moving
ahead,  albeit in a limited way.   Four  distribution companies have
been formed and will be sold off in mid 1997.  The remainder  of  CEL
remain in government hands.  The privatization should   provide  good
opportunities  for  U.S.  investors   and exporters. . . .

"Conversion and Transfer Policies

"El Salvador has a freely convertible currency that trades at approximately 8.75 colones per dollar. This currency is buoyed by family remittances of nearly one billion dollars per year from Salvadorans who reside outside the nation. The country's banks and many foreign exchange houses actively trade dollars and colons. Foreign businesses freely remit profits, repatriate capital, and
bring in capital for additional investments.   Banks publish their
exchange rates daily in local newspapers.

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

"Regulatory System (laws and procedures as they pertain to investment)

"The  laws and policies of El Salvador are relatively transparent and
generally  foster  competition.   Bureaucratic  procedures, although
cumbersome, have improved in recent years and are relatively streamline for foreign investors. Sectors that are [or] owned by
the  state,  such  as  electricity,  water   and telecommunications, are
regulated by an independent authority and operate   under  competitive
rules  which  allow   for   foreign involvement   and   investment.  The
Superintendent   of   Banks supervises  the banking system, but interest
rates are determined by market forces. Banking-law reforms have attracted two new foreign banks to the country in the last year, and
several  new financial   institutions  have  been  established  by
Salvadoran investors.   Gasoline prices are `controlled' by the
government, but are actually based on an average of U.S. Gulf Coast refinery prices.

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

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look
to promote co-investment.   El  Salvador  is  a member of the World
Trade Organization.

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

"Labor

"Of  El  Salvador's  labor  force of  approximately  1.5  million
workers,  34  percent work in the agricultural sector.   This  is
followed by services (21 percent), commerce (18 percent) and manufacturing (15 percent). The minimum wage in the industrial and commerce sectors is 1150 colons[.] roughly 132 dollars a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"According to a Planning Ministry survey of 5,000 urban and rural families, unemployment in 1995 was 7.5 percent. Underemployment is
probably  much  higher,  although  there  are  no   reliable estimates.
However, some construction contractors cannot find sufficient skilled workers, due to the number of projects now underway in El Salvador. According to the above survey, 150,000 more people are employed in 1994 than 1993. The statistics from this survey are not considered precise, but do indicate trends.

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

"British American Tobacco - manufactures cigarettes.

"Colgate Palmolive - Produces and distributes cleaning products.

"McCormick & Co. - Produce and distribute sauces, condiments, spices and teas.

"Nestle, El Salvador - processes and exports coffee and coffee products."

Efforts to Obtain Capital

Substantial consideration, time and effort continue to  be  given to
secure   investment   capital  through   various   financial
arrangements for the operation of the SCMP, the SSGM, and the other exploration projects. The Company, Sanseb, and the Joint Venture have considered the past political situation in El Salvador to have been unstable and a great deterrent to the investment community.
The stigma of the past political unrest still continues to be a concern to investors. During the past year there was much concern relating to the falling price of gold, the sale of gold by certain central banks, and the uncertainty over the future price of gold.

The Company has been successful in obtaining investment funds that were required to partially retrofit and operate its SCMP, conduct its various exploration and drilling programs, and for its current needs. It also raised capital in a sum of $2.5 million during 1997 to purchase a crushing system and to perform diamond core drilling at the SSGM site. It believes that it will be able to obtain the funds
it will require  to  conduct  its business   affairs  until  the  Joint
Venture   begins   earning sufficient profits and has adequate cash
flow.  An investment  of approximately   U.S.  $13  million  will  be
needed   for   its contemplated  SSGM  open-pit,  heap-leaching
operation.   It  is estimated  that  an additional $2 million would  be required to expand the SCMP facilities and $10 million is needed for a drilling program on the exploration projects. Plans, time and effort for obtaining these funds are in process.

Operations, Other Than Mining

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

Land Acquisition, Development and Ownership

During the past years, the Company has substantially reduced its activities in the business of land acquisition and real estate development which was conducted principally through its two wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE"), a Colorado corporation, and Universal Developers, Inc. ("UDI"), a Wisconsin corporation.

SLE  had  been  the  developer of  a  large  tract  of  land  for
recreation,  retirement and for other individual purposes.   This land
consists of approximately 7,000 acres.   It was  subdivided in  the  San
Luis North Estates Subdivision located in Costilla County, Colorado, abuts the Town of San Luis, Colorado, and lies between the San Juan and Sangre de Cristo mountain ranges in southern Colorado. This tract of land had been subdivided into 1,205 five-acre or larger parcels, unimproved except for gravel roads now maintained by
Costilla County,  however,  drainage, survey,   staking,  and  water
rights  adjudication  have   been completed.

As of March 31, 1998, there remained an inventory of 40 five-acre parcels of real estate which represents less than four percent of the total lots developed in this subdivision. It is the intent of the Company to sell the remaining lot inventory as a bulk sale for cash
or  to exchange it for other assets or to  reduce  its debts.   This
land inventory is not considered material or significant to the Company's operations.

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

The Company owns 57 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador. It also leases vacant land in the Department of Morazan.

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

Patents and License Agreements

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession (license). On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believes that its SSGM concession begins on the date it was issued--July 1987. The concession provides the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession
to the Joint Venture.   (Reference  is made to "Item 2." for additional
information)

The Joint Venture has applications pending with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights under the February 1996 Mining Law for the following mining properties located in El Salvador: San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, and the Hormiguero Mine. It will apply
for concessions for the Modesto Mine and the Montemayor  Mine.   The
Company and  its  subsidiaries  hold  no patents or trademarks.

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

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 1998, 1997 and 1996, revenues have been generated from the campground business.
Although Homespan owns the campground real estate, the Company is the campground operator.

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

Competition

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control.

Employees

As of March 31, 1998, the Joint Venture employed approximately 300 full-time persons in El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP
facilities;  and  to  handle  the  administration  of   its activities.
None of these employees are covered by any collective bargaining
agreements.    It   has   developed   a   harmonious relationship with
its employees, and it believes that it  is  the largest  single
non-agricultural employer  in  the  El  Salvador Eastern  Zone.    Also,
the Company employs approximately four persons (plus part-time help) in the United States.

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

                              Industry Segments
                              -----------------
1. Unaffiliated Sales                         Year Ended March 31,
   ------------------                         --------------------
   Industry        Location                1998          1997         1996
   --------        ---------               ----          ----         ----
   Mining (*a)     El Salvador         $ 1,234,443  $         0  $         0
   Campground      Missouri, USA            61,465       59,009       55,692

2. There  Were  No  Intersegment Sales
   -----------------------------------

3. Total Revenues                             Year Ended March 31,
   --------------                             --------------------
   Industry        Location                 1998         1997         1996
   --------        --------                 ----         ----         ----
   Mining (*b)     El Salvador         $ 1,347,391  $         0  $         0
   Campground      Missouri, USA            61,465       59,009       55,692
   Other           Delaware/Wis., USA        3,025        3,832        2,669
                                       -----------  -----------  -----------
                   Total:              $ 1,411,881  $    62,841  $    58,361

4. Operating Profit   (Loss)                  Year Ended March 31,
   -------------------------                  --------------------
   Industry        Location                 1998         1997         1996
   --------        --------                 ----         ----         ----
   Mining (*a)     El Salvador         $   117,699  $         0  $         0
   Campground      Missouri, USA            (2,121)      (8,973)     (31,056)
   Interest Income El Salvador
                   /Delaware
                   Wisconsin, USA            3,025        3,832        2,669
                                       -----------  -----------  -----------
                   Total:              $   118,603  $   (5,141)  $  (28,387)

5. Identifiable Assets                        Year Ended March 31,
   -------------------                        --------------------
   Industry        Location                 1998         1997         1996
   --------        --------                 ----         ----         ----
   Mining (*a)     El Salvador         $24,386,843  $21,035,881  $18,228,070
   Campground      Missouri, USA         1,135,500    1,135,500    1,135,500
   Real Estate     Colorado, USA            21,000       21,000       21,000
   Corporate Assets                        256,308      976,740      256,621
                                       -----------  -----------  -----------
                   Total:              $25,799,651  $23,169,121  $19,641,191

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture ($2,150,000-- $969,721-1997; $1,180,279-1996) were used to reduce the advances tothe Joint Venture account.

(*b) Includes $112,948 received from the Government of El Salvador as an added tax value refund.

ITEM 2.  PROPERTIES

Mining Properties and Real Estate

The table below provides a summary of the most significant mining properties in which the Company has an interest. More detailed information regarding each of these properties is provided in the text that follows:

Commerce Group Corp./San Sebastian Gold Mines, Inc. Joint Venture
Properties all located in the Republic of El Salvador, Central America

                                                       Amount
                                                      of Funds         Date
                                     Date              to Make         Mine
                                   Interest   Cost    Property        will be
    Property         Nature of        was      of      Opera-         Opera-
   Description       Interest      Acquired Interest   tional         tional
   -----------       --------      -------- --------   ------         ------
1. San Sebastian  Mineral concession  1968  5% of the  This is       In opera-
   Gold Mine      consisting of 100%        gross      dependent     tion on
   located two    ownership of the          precious   on the        a limited
   and one-half   precious metals           metal      scale of      basis.
   miles north-   extracted from this       proceeds   production
   west of the    mine.                     or $206    that management
   city of Santa                            a month    decides to
   Rosa de Lima                             whichever  perform. The
   and the Pan                              is higher. amount of
   Anerican                                            investment
   Highway.                                            from $5 million
                                                       to $100 million.

2. San Felipe-    Application     07/06/93  5% of the  Undetermined  Undeter-
   El Potosi/     pending for               gross      until a       mined.
   Capulin Mine   mineral                   precious   preliminary
   located near   concession                metal      drilling
   the city of    for 100%                  proceeds.  program is
   Potosi, 18     ownership                            completed;
   miles north-   of the precious                      estimated cost
   west of the    metals extracted                     of drilling is
   city of San    from this mine.                      $2 million.
   Miguel.


3. Hormiguero     Application        09/93  Dependent  Undetermined  Undeter-
   Mine located   pending for               if this    until a       mined.
   five miles     mineral                   will be    preliminary
   southeast      concession                an under-  drilling program
   of the San     for 100%                  ground or  is completed;
   Cristobal      ownership of              surface    estimated cost
   Mill and       the precious              operation. of drilling is
   Plant near     metals extracted          If under-  $2 million.
   the city of    from this mine.           ground,    Mine surface
   Comacaron.                               minimal    channel trenching
                                            cost.  If  and adit cleaning
                                            surface,   should be performed
                                            the use    to determine
                                            of land    drilling cost.
                                            (rent) is
                                            to be ne-
                                            gotiated.

4. Modesto Mine   Application        09/93  It         Undetermined  Undeter-
   located near   to be submitted           appears    until a       mined.
   the city of    for a mineral             as if      preliminary
   Paisnal and    concession to             this will  drilling program
   about 19       own 100% of the           be an      is completed;
   miles north    precious metals           under-     estimated cost
   of San         extracted from the        ground     of drilling is
   Salvador,      real estate owned         operation  $2 million.
   the capital    by the Company.           in the
   city.                                    Company-
                                            owned land.
                                            Therefore,
                                            no cost for
                                            interest.

5. Montemayor     Application        07/95  It         Undetermined  Undeter-
   Mine located   to be submitted           appears    until a pre-  mined.
   about 14       for a mineral             that this  liminary
   miles north-   concession to             will be    drilling
   east of SCMP   own 100% of the           an under-  program is
   and about      precious metals           ground     completed;
   six miles      extracted from            mine,      estimated
   northwest      the areas the             therefore  cost of
   of SSGM.       the Company leases.       current    drilling is
                                            leases     $2 million.
                                            will have
                                            to be
                                            extended.

6. San Cristobal  Mill and Plant   Equip-   Equipment  To expand     Limited
   Mill and       owned by the     ment     purchased  the plant,    produc-
   Plant located  Joint Venture.  02/23/93  and exten- including     tion
   off the Pan    The real estate  Lease    sive       a crush-      commenced
   American       is owned by an  11/12/93  retrofit-  ing system    March
   Highway west   agency of the             ting was   to a capa-    1995
   of the city    Government of             performed. city of 400   expansion
   of El          El Salvador.              Through    tons per      program
   Divisadero.                              03/31/98   day; an       in pro-
                                            a total    estimated     gress.
                                            of         sum of up
                                            $3,332,303 to $3 million
                                            has been   may be required,
                                            invested   all dependent
                                            in this    whether new or
                                            plant      used equipment
                                            and        will be purchased.
                                            equipment.

The San Sebastian Gold Mine

General Location and Accessibility

The  SSGM   is  situated  on  a mountainous  tract  of  land consisting
of  approximately 1,470 acres  of  explored  and unexplored   mining
prospects.   The   SSGM   is   located approximately two and one-half
miles off of the Pan American Highway, northwest of the city of Santa Rosa de Lima in the Department of La Union, El Salvador. The tract is typical of the numerous volcanic mountains of the coast range of southeastern El Salvador. The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

There is good roadway access to the SSGM site. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is a substantial trading center. The SSGM is approximately 30 miles from San Miguel, which is El Salvador's second largest city, and approximately 108 miles
southeast  of   El Salvador's  capital  city,  San  Salvador.  SSGM   is
also approximately 26 miles from the city of La Union  which  has port
and   railroad  facilities.   Major  United   States' commercial airlines
provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador. An airline commuter service provides daily flights to the cities of Santa Rosa de Lima, San Miguel, and La Union as well as other cities throughout El Salvador.

SSGM Reserves and Operation

Statistical production and financial data for the San Sebastian Gold Mine (SSGM) are shown on the following table:

               San Sebastian Gold Mine (SSGM) Operation

                                            03/31/98        03/31/97
                                            --------        --------
PRODUCTION
  Tons ore mined and processed               59,596          74,350
  Gold grade of ore (oz./ton)                 0.087           0.080
  Strip  ratio  (tons  waste/tons ore)          N/A             N/A
  Gold production (oz.)
   (includes 259 oz. in inventory)            3,927           2,601
  Silver production (oz.)                     1,416             596
  Recoverable gold inventory (oz.)              259             259

FINANCIAL
  Ounces of gold sold                         3,667           2,601
  Average gold price realized            $      315      $      368
  Revenue from mine operations (1)       $1,234,443      $  956,261
  Cash operating cost per ore ton mined  $    14.72             N/A
  Cash  operating cost per  ounce (2)    $   198.24             N/A
  Total production cost per ounce (2)    $   276.43             N/A
  Operating earnings (3)(4)              $  117,700             N/A

MINEABLE RESERVES (03/31/98)

                                                          Contained
                                            Average           Gold
                              Tons         Grade(5)          Ounces
                              ----          -------       ---------
Ore - open pit             13,400,000         0.087       1,165,800
Dump waste                    960,000         0.100          96,000
Stope fill (estimated)      1,000,000         0.340         340,000
                           ----------                     ---------
  Totals                   15,360,000                     1,601,800

(1)  Proceeds   from   1997  gold  sales  credited   against equipment
     purchases and development costs.

(2)  As  calculated  under  The Gold Institute's  Production Cost
     Standard including $208,254 depreciation or $53.04 per ounce.

(3)  Including   a   deduction  for  general  administrative expenses of
     $36.67 an ounce.

(4)  Excludes exploration and development drilling.

(5) The estimated recoverable ounces of gold by processing SCMP 82% - heap leach - 60%.

The tailings, dump material, and stope fill at the SSGM are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. Most of the tailings have been processed. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process economically. The stope fill also was considered to be too low of a grade of ore to process economically therefore it was primarily used to fill the voids in the underground workings of the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is in the open pit and readily available for processing; it also includes the undeveloped underground gold ore.

Virgin  gold ore at the SSGM represents the majority of  the material
(13.4  million  tons) included  in  the  Company's reserves.   The
Company plans to use an open-pit mining method and will truck the lower grade gold ore to one or more heap-leaching pads developed on site at the SSGM site. The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of gold ore than can be processed at the SCMP or through underground
operations used by the Company and others in the past.   The Company
plans  to  continue  to  operate  the  SCMP   after developing  a
leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM. The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

The  960,000 tons of dump material present at the SSGM  site has  grades
ranging from 0.082 to 0.178 ounces of  gold  per ton.     An  analysis
of  the  stope  fill  which  is   all underground  material  was made by
the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million
tons available for SCMP treatment from the underground  operations.   It
is necessary to remove the material which has caved in the adits to reach the stope fill areas.

All  residue  from  the  contemplated  operations  will   be stockpiled
for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of better grading material.

Misanse Mining Lease

The Company (through the Comseb Joint Venture) leases the SSGM from Mineral San Sebastian, S. A. ("Misanse"), an El Salvadoran corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance of the shares are owned by about 100 El Salvador, Central American and United States' citizens. (Reference is made to Note 7 of the financial statements for related party interests.)

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

Misanse Mineral Concession-Government of El Salvador

In El Salvador, the rights to minerals are vested with the government. Mineral rights are granted by the government through concessions or licenses.

On January 27, 1987, the Government granted a right to the SSGM mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining law requirements. These rights were simultaneously assigned to the Joint Venture.

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year
renewal option) beginning on the first   day  of  production  from  the
real  estate   which encompasses  the  SSGM owned by Misanse.   Misanse
assigned this concession to the Joint Venture. Under this concession and the then applicable El Salvador law, the Joint Venture has the right
to  export  said minerals  for  five  years beginning   with   the  first
day  of  production   without imposition  of  mineral or export taxes.
It also has the right to import free of duty, equipment and all other items necessary to operate the SSGM.

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

SSGM Current Status

The Company, through its Joint Venture is conducting the following activities: It is in the exploration, development and pre-production
mining stage which consists of completing its   survey,  mapping,  site
preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to begin gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is actively engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

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

A diamond drilling program with an independent contractor was initiated at the SSGM mine area to substantiate and expand the gold reserves. At the same time, pit walls were excavated and the old vein
system was exposed to facilitate systematic   sampling   of  the
wallrock.    This   program demonstrated that true widths of up to 100
feet of altered and mineralized trachyte occur frequently in the open-pit and adjacent areas. Panel and surface channel sampling of these exposures revealed assays in the 0.03 to 0.20 ounce per ton gold range. In addition, underground workings on the Limon, Guaramal, Santa Elena, and Taladron veins are being rehabilitated.

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

SSGM Ore Reserves

As  of  March  31,  1998,  the SSGM has  approximately  13.4 million
tons  of  virgin proven gold ore reserves,  grading 0.087   ounces  of
gold per ton and containing about 1.2 million ounces of gold. Overall the stripping ratio is low, ranging from zero in the Coseguina Hill area which is highly mineralized and consists of a series of high angle
vertical veins  to a possible stripping ratio of 1:3 to 1:8.   It  is
planned  to  use  these  reserves; they  will  be  screened, crushed and,  if  required, they will be  agglomerated  and placed  on  a
proposed  leach pad on  the  SSGM  site.   In addition,  the Company's
geologists have defined about one million tons of stope fill with a grade of 0.34 ounces per ton and approximately 960,000 tons of dump material with an average grade of 0.10 ounces of gold per ton.

Since  July  1987  through  March 31,  1998,  the  following exploration
has been performed on the SSGM  site:   surface channel  trenching,
34,946 meters (115,322 feet/21.8 miles); test pit hole excavations, 655 vertical meters (2,162 feet/.41 miles); underground workings and adit openings, 1,119 meters (3,693 feet/.70 miles). The surface samples from the trenching averaged 0.026 ounces of gold per ton over
an  area  approximately  1,000  feet  in  width   and approximately 5,000
feet in length. A total of 66,610 SSGM gold ore samples were fire assayed at the Joint Venture laboratory.

SSGM Diamond Drilling Program

The Company's geologists have reported that on the SSGM site a total of 26 diamond drill holes were completed. The average depth of each hole was approximately 118 meters (387 lineal feet). Therefore, approximately 3,068 meters were drilled (10,062 lineal feet). The drill holes were spaced about 100 meters (328 feet) apart and covered an area of one square kilometer (.386 square miles or approximately 250 acres). The drilling angle of each hole varied from 45 to 90 degrees.

This preliminary drilling confirms the Company's geologists' expectations that there are four basic types of rock: basalt, conglomerate,
quartz monzonite, and trachyte.   The mineralization and alteration is
well distributed and even though low grade values of 0.68 grams (0.02 oz.) of gold per ton are found in the quartz monzonite, the economic values are found in the trachyte. In the trachyte, one hole intercepted a 12.2 meter (40 foot) vein of gold with an average grade of 15.08 grams (0.44 oz.) of gold per ton. The Company's
geologists firmly believe that the  potential of   increasing   the  gold
ore  reserves   is   excellent.  Additional  drilling  is required to
expand  the  gold  ore reserves.

Proposed SSGM Open-Pit, Heap-Leaching Operation

The  Joint  Venture  has  placed the  SCMP  into  a  limited operation.
It now intends to obtain a sum of $6 million  or more   to  commence an
open-pit, heap-leaching operation  at the  SSGM  site.   An  additional
$7 million or more is estimated to be required for the crushing system and mining equipment if the Joint Venture were unable to lease
this equipment.   After  these  funds  are  obtained,  the  Joint Venture
intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production
level  plans  are  to  expand production  to   3,000  tons per day  (the
funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other sources. The independent feasibility study and the Company's Project Summary report comfortably support this program as the estimated projected production costs are substantially lower than a current $300 per ounce market price of gold. Pursuant to the geologists' report, the total volume of proven gold ore reserves from the open-pit area amount to 13.4 million tons with an average grade of 0.087 ounces of gold per ton. With the anticipated production volume, there is at least an eight-year supply of gold ore. More gold ore would be developed during this period of time as it is believed that a substantial amount of gold ore can be proven.

The leach pad site consisting of approximately three acres on the SSGM property was chosen because of the relatively even grade level, the access to water supply, electric power, roads, telephone service, and because of its close proximity to the open-pit area.

Gold ore will be crushed to produce stones of a size which will maximize gold recovery. If required, lime and cement will be added "agglomerated" to such gold bearing material that will require this process to assist the heap-leaching operation, in accordance with metallurgical recommendations.

A  leach  pad  will  be  constructed with  a  plastic  liner sandwiched
between  layers  of  gravel  to   protect   its integrity.   On  top,
the liner will be protected with a six-foot layer of one-inch gravel comprised of gold-bearing material. Material to be processed and agglomerated will be heaped in stages an additional 20 feet on top of this protective layer if necessary and then removed at the end of the leaching cycle.

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

Gold laden cyanide solution will be collected at the base of the pad and then will be filtered through a series of carbon adsorption columns (a series of open-topped tanks) where the gold will be drawn out of the
solution and into  beds  of granular  activated  carbon.   Next,  the
carbon from the columns will be washed with acid to strip the gold from the carbon into a more concentrated solution. Lastly, gold will be removed from this acid solution by electrolysis (the same process used in gold-plating) first by collecting the gold on steel wool type cathodes, and then by electrolytically transferring the gold to a charged metal plate in another acid solution. After their use in processing a batch of gold, the cyanide and acid solutions, as well as the carbon, will be replenished and recycled to process the next batch. The balance of this procedure is similar to the existing SCMP process.

Also, the Joint Venture has its own SSGM on-site laboratory with full-time, trained personnel working three shifts to fire assay the gold ore samples. It also has two full-time surveying crews consisting of ten persons.

SSGM Ownership of the Property

The San Sebastian Gold Mine real estate consisting of approximately 1,470 acres, is owned by Misanse, a Salvadoran corporation. The Company owns 52% of Misanse common shares that are issued and outstanding. Over 75,075 fire assay samples have been performed through March 31, 1998.

Environmental Matters

Since  the Government of El Salvador has established  a  new mining   law
effective  February  1996,  its  exploration, development,   and
production  programs  are   subject   to environmental  protection.  The
El Salvador Department of Mines and Hydrocarbons, a division of the Minister of Economy's office regulates the mining operations.

Environmental regulations add to the cost and time needed to bring new mines or mills into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. The Company's policy is to adhere to North
American standards in its El Salvador operations.   The  Company  cannot
accurately  predict   or estimate  the  impact  of  any future  laws  or
regulations developed in El Salvador that would affect the Company's operations.

All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee
health  and  safety,   air   quality standards,  pollution  of  water
sources,  waste  materials, odor,   noise,  dust  and  other
environmental   protection requirements   adopted  by  the  El  Salvador
governmental authorities.   The Company may be required  to  prepare  and
present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities
may  be  costly,   time consuming and may delay operations.  Future
legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

The Company has submitted an environmental impact study prepared by an independent El Salvadoran consultant which is under review.

San Felipe-El Potosi Mine ("Potosi") and its extension the El Capulin Mine ("El Capulin")

Potosi Location

The Joint Venture has commenced an exploration program on the Potosi property which is located approximately 18 miles northwest of the city of San Miguel, the second largest city in the Republic of El Salvador, Central America, on a paved road 15 miles to the city of Chapalteque and then west three miles on a gravel road to the city of Potosi. The historical records indicate that the potential of developing a gold mine is above average.

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

Potosi and El Capulin Exploration Undertakings

A total of 2,388 meters (7,880 feet) of channel trenching was excavated with a grade ranging from 0.01 to 0.05 ounces of gold per ton. A total of 729 meters (2,406 feet) of adits has been restored for entry into the old workings. A total of 3,082 fire assay samples were completed with the results encouraging a drilling program. A tabulation of the work completed by the Joint Venture is as follows:

1.  Potosi Surface

    a. The exploration and excavation of 2,388 meters of surface channel trenches produced a total of 1,232 assay samples. These assay samples were fire assayed and reflected an average
        grade of gold of 0.02  ounces per  ton.   Two  veins  were
        intercepted which assays averaged 0.051 ounces of gold per ton. One vein encountered was 3.50 meters (11.55 feet) in width, while the other was 0.70 meters (2.31 feet) in width.

2.  Potosi Underground Workings

    a. Guayabito Adit: This adit was opened for a distance of 132.9 meters (439 feet) and a cross cut was encountered at 25 meters
        (83 feet) running to the west  at  which point   a  0.40  meter
        (1.32 feet) thick vein was intercepted. The samples that were fire assayed reflected an average grade of gold of 0.012 ounces per ton.

    b.  Guarumo  Adit: At a point south 15 degrees east  a  1.70 meter
        (5.61 feet) thick vein dips 60 degrees  to  the west.   This
        adit is all vein area.   The  fire  assay samples  proved an
        average of 0.05 ounces of  gold  per ton.

    c.  San  Isidro  Adit:   From the entrance to sub  level  25 meters
        (83 feet), a vein running south 13 degrees east was encountered. This sub level is located 5.65 meters (19 feet) below the entry level. The vein is 2.80 meters (nine feet) thick from which the assay samples reflected an average grade of gold of 0.022 ounces per ton.

    d. Cacho de Oro Adit: This adit was cleared for entry and at a point 34 meters (112 feet), a crosscut was encountered which was advanced 23 meters (76 feet). The fire assay samples reflected an average grade of 0.07 ounces of gold per ton.

    e. Canon 821: Exploration progress continues at this adit, Winze 821, the General Winze and Adit 2A. Pillars were found in Adit 2A about 105 meters (347 feet) from the entry.

3.  The El Capulin Mine

    a. The surface trench excavations over a distance of 750 meters (2,475 feet) and more than 400 fire assay samples revealed
        an average grade of  0.10  ounces  of gold  per  ton.   An area
        was outlined which estimated that there are more than 40,000 tons of gold ore with a grade that varies from 0.12 to 0.23 ounces of gold per ton.

    b. In the Capulin Adit, a total of 188 meters (620 feet) was cleaned for entry; the goal is to reach the Capulin vein. The fire assay samples averaged a grade of 0.25 ounces of gold per ton.

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

While  the  concession application is pending, it  precludes any  others
from performing exploration on this site.   Upon assessing  that the
property has potential mining prospects, the Joint Venture has the right and did apply for the mining concession.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that no environmental impact study is being conducted at Potosi or El Capulin at this time.

Hormiguero Mine ("Hormiguero")

Hormiguero Location

The Hormiguero is located approximately five miles southeast from the SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador, Central America. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

Hormiguero Current Status

The  Joint  Venture  continues  to  develop  an  exploration program  on
the  5,000  acre  site.   An  application   for exploration  has been
filed on September 6, 1993 with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office. In order to comply with the El Salvadoran Mining Law adopted during February 1996, an exploration application was filed on April 21, 1997.

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

1. Tailings: In an area of approximately 15,744 square meters (approximately four acres) 35 test pit holes at a total depth of 322 meters (1,063 feet) were excavated and the 705 samples that were fire assayed showed an average of 0.064 ounces of gold per ton; (0.064 ounces per ton multiplied by 150,000 tons should contain 9,600 ounces of gold).

2. The surface channel trenches consisting of 436 meters (1,439 lineal feet) were dug perpendicular to the Guadalupe vein and from a total of 155 samples in this area, 96 samples verified an average grade of 0.0177 ounces of gold per ton.

3. Taladron Adit: The purpose is to clean this adit for entry, in an attempt to intercept the Guadalupe vein at 61 meters (201 feet) below surface. A total of 122 meters (403 lineal feet) have been cleaned and the 188 fire assay samples reflected a grade of 0.07 ounces of gold per ton.

4. The  more than 6,000 tons of broken ore (dump material) averaged a
   grade of 0.055 ounces of gold per ton.   The same  grade average was
   encountered in the Las Hormigas vein system in the Guadelupe dump material.

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

      "Straight arithmetic averaging from the production figures gives an overall recovered grade of 0.351 oz. gold and 2.92 oz. silver for the period 1913-1918, or assuming a 10% mill less, a mill head of
0.386 oz. gold and 3.21 oz. silver. Mill records for 1917, the only surviving technical data, give a bullion production of 139,369.36
ounces  of silver  and  17,193.84 ounces of gold from 61,890  tons.   A
mill head calculated from this, again at 10% mill loss,  was probably
0.30 ounces gold and 2.47 ounces silver.

      "Although  known  locally . . .  as  `Hormiguero'  the deposit  is
actually a composite of three separate sections, the    Gallardo,
Guadalupe   and   Hormiguero,   all    in coarse-grained   andesite,
grouped   about   and   formerly connected  by  aerial  tramway to a
central  mill  situated immediately   southwest  of  the  Canton
Hormiguero.    The Gallardo   and   Guadalupe  veins  are  strong,
persistent structures striking 045 [degrees] and 020 [degrees] respectively and forming
thin ridges 500 feet east and 1,750 feet west of the central mill.   Both
are composite and slightly braided structures composed of two main parallel branches 70 feet apart, and several interconnecting
sub-branches, all  dipping  greater than  60   west.   Vein  material is
banded and crustiform quartz-calcite, secondary manganese oxides and probaly [sic] rhodochrosite, weakly mineralized with pyrite,
spalerite, galena    and    chalcopyrite.    Strong    proplylitization
accompanied   by  considerable  pyrite  has   attacked   the andesites
outward  for  about  ten  feet  from  the   walls resulting   in  the
formation  of  yellowish  red,   clayey oxidation products on surface.

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

                                                Dollar Value
                               Tons     Grade      Per Ton
                               ----     -----   -------------
Guadalupe Hanging Wall Vein   11,208    0.353        $7.06
Guadalupe Footwall Vein        7,528    0.319        $6.37
Hormiguero and Gallardo       10,000    0.400        $8.00
                              ------
               Total:         28,736
Probable:
                                                Dollar Value
                               Tons     Grade      Per Ton
                               ----     -----   -------------
Guadalupe Hanging Wall Vein   21,900    0.295        $5.89
Guadalupe Footwall Vein       23,556    0.340        $6.80
                              ------
               Total:         45,456

(Proven and probable gold and silver ore reserves total 74,192 tons.)

Exploration should center on the undeveloped veins, on the possibility of extending the Hormiguero veins farther to the east and west, and on the unexplored ground between the north end of the Gallardo vein and the Hormiguero.

Hormiguero Ownership

This real estate is owned by various individuals and families and the Joint Venture has received permission from the land owners to explore approximately 150 acres of the core of the mining property.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that no environmental impact study is being conducted at Hormiguero at this time.

Modesto Mine

Modesto Mine Location

The Modesto Mine is located due north of the town of El Paisnal, approximately 19 miles north of the capital city, San Salvador, in the Republic of El Salvador, Central America.

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

Modesto Mine Ore Reserves and Exploration Results

The  exploration  through July 1997,  has  accomplished  the following:
Four bodies of gold ore have been blocked  which contain  approximately
18,800  ounces  of  a   proven   and probable grade of gold in 80,000
tons of ore with an average grade of 0.235 ounces of gold per ton.

The Modesto Mine appears to be a very good gold prospect. Since October 1993, three veins were discovered which extend over a length of
one and one-half miles and a width of about one   mile.  The  width  of
this  area  has  a  series   of perpendicular and oblique tiny veins well
dispersed which is a desirable ore for an open-pit operation.

The three vein systems disclosed the following:

(1) Chicharron  Vein:  Over a  length  of  2,550  meters (8,415  feet),
    69  surface  channel  trenches  were   dug consisting of 567.0 lineal
    meters (1,871 feet) from which 2,015 samples were taken which averaged a grade of 0.05 ounces of gold per ton. This vein strike is at north 50 degrees east with a dip 70 degrees and consists of milky, brownish gray and white quartz surrounded by andesite.

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

(3) Shaft No. 5: From the adit entrance, a total of 13.4 meters (44 feet) was cleared for entry. A sub level was discovered and this was cleaned at both ends north and south for a distance of 95.7 meters (316 feet) and 327 samples were fire assayed disclosing an average grade of 0.37 ounces of gold per ton. A total of 490
    samples were taken   from  this  sub  level  and  from
    interconnecting levels.   75 samples  were  fire  assayed  revealing
    an average grade of 0.11 ounces of gold per ton.

Modesto Mine Present Status

After  completing  the  necessary  surveying,  mapping   and planning,
the Joint Venture proceeded to clean and trench the surface and adit vein exposure. Since August 1993, 3,084 metric feet of surface channel trenching (10,177 feet) and 866 meters (2,858 feet) of adit cleaning were completed. In addition, four inclines have been excavated for entry. A total of 4,027 fire assay samples were performed revealing an average grade of 0.035 ounces per ton. The Joint Venture suspended its exploration during July 1997 as the Government of El Salvador awarded the concession of the property to another mining company. The Company believes that it owns the key property, therefore permission from the Company will be required before entry can be made by others. The Joint Venture, upon advice of legal counsel, intends to file an application for a concession (license) on the property it owns.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that no environmental impact study is being conducted at Modesto at this time.

Montemayor Mine ("Montemayor")

Montemayor Location/Ownership

The Joint Venture has obtained leases for more than 175 acres of the surface rights from a number of property owners which permits the Joint Venture to enter their property for the purpose of exploring,
exploiting and  developing  the property   and  then,  if  feasible,  to
mine and extract minerals from this property. The term of this permission is for an infinite period. The Company believes that this
real estate  contains  the  "heart" of the mine.   Montemayor  is located
about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador.
Historical   records evidence that the potential for the Montemayor to
become  an exploration and development gold-producing prospect is good.

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

Montemayor Current Status

1.   Surface channel trenching:

     From July 19, 1995 through July 1997, 55 surface channel trenches were excavated over a 920 meter (3,036 feet) length. In the Banadero area, from 29 trenches, 375 fire assay samples contained an average grade of 0.036 ounces of gold per ton.

     The   remaining   26  surface  channel  trenches   were excavated
     in the Montemayor area: the 103 fire assay samples averaged 0.022 ounces of gold per ton.

2.   Underground adits and workings:

     The underground adits consisting of more than 763 meters (2,518 lineal feet) revealed a variable range of gold and silver ore grade. From the 368 samples assayed, the gold/silver grade ranged from 0.01 to 0.20 ounces per ton.

On April 22, 1997, a current exploration concession was filed with the Minister of Economy's office in order to comply with the El
Salvadoran Mining Law adopted on February 1996.   During  July  1997, the
Department  of  Mines  and Hydrocarbons  has awarded the concession to
others.   Since the  Joint  Venture has leases on the surface  of key real estate, it cannot be forced to allow others on this key part of the property. The Joint Venture, upon advice of its legal counsel,
intends  to  file  an  application  for   a concession (license) on the
property it leases.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that no environmental impact study is being conducted at Montemayor at this time.

San   Cristobal  Mill  and  Plant  ("SCMP")   Recovery   and Processing
System

SCMP Location

SCMP  is located near the city of El Divisadero (off of  the Pan
American Highway), and is approximately 13 miles east of the city of San Miguel, the second largest city in the Republic of El Salvador, Central America.

SCMP Lease Agreement

Although the Joint Venture owns the mill, plant and related equipment, it does not own the land and certain buildings. Since February 23, 1993, the Joint Venture attempted to either lease or purchase this real estate from an Agency of the El Salvador Government, Corporacion Salvadorena de Inversiones ("Corsain"). On November 12, 1993, the Joint Venture entered into an agreement with Corsain to lease approximately 166 acres of land and the buildings for a period of ten years. The annual rental charge is U.S. $11,500 payable in advance and subject to annual increases based on the United States' percentage rate of inflation. Also as agreed, an $11,500 security deposit was required and this deposit is subject to an annual increase based on the U.S. inflation rate. The premises are strategically located to process gold ore from the other mining prospects that are in the exploration stage.

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

Instead of utilizing the existing recovery system, the Joint Venture's engineers have designed a carbon-in-leach (CIL) process.

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

Current Status

The start-up, testing and adjustment stage of processing the remaining SSGM tailings via trucking this ore to the SCMP has continued and the Joint Venture is still in its preliminary stage of producing gold. The SCMP is being designed to process 300/400 tons of virgin ore per day. The average grade was about 0.087 ounces of gold per ton.

During this fiscal year the Joint Venture did process at the SCMP approximately 60,000 dry tons (approximately 81,000 wet tons) of tailings which yielded 5,604 ounces of dore and accounted for 3,927 ounces of gold and 1,416 ounces of silver. The cash gross receipts amounted to $1,154,920.

SCMP Project Operating Plan

Production Schedule

Preproduction development, consisting primarily of expansive road  and
site improvements to the mine and mill sites,  and delivery   of  virgin
ore  and  expansive  mill   equipment modifications,  has  taken  place
during  the  last   year.  Initial production was from the SSGM tailings.
Since SSGM's tailings'  resource  is  exhausted,  virgin  gold   ore   is
excavated from the SSGM surface and hauled to the SCMP site.

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access through the underground workings from the main ore body. This gold ore will have to be crushed and pulverized which increases the cost, but then the yield is expected to be about a 92% recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, will be substantially more than the cost involved, providing that the world gold market price does not decline below $200 an ounce.

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

The   Joint  Venture  completed  a  certain  stage  of   the
retrofitting, rehabilitation, repairing and restoring of the SCMP's plant and it continues to perform such plant and equipment alterations, modifications and improvements to expand the SCMP's
capacity to process 300/400 tons of virgin ore  per day.   It presently
is producing gold on a limited production basis by processing the virgin ore from its SSGM open pit.

The Joint Venture has several sources of gold ore to process at the SCMP: the 185,000 tons of Potosi tailings which have an average grade of 0.06 ounces of gold per ton; the SSGM open-pit virgin ore; the dump material; and the ore and stope fill from the underground workings.

During  the  last  fiscal  period,  primarily  all  of   the processed
ore  at the SCMP operations came  from  the  SSGM which could be
processed with an up to 92% recovery grade or better.   There  is a
sufficient amount of open-pit virgin gold ore that is being mined and transported to the SCMP. The recovery is about 90% or more of the gold which is substantially more than the expected 60% recovery of gold through the heap-leaching process.

The  gold  ore  is  transported via truck and  placed  in  a primary
crusher to reduce the size to approximately one half inch  or  less.   A
conveyor discharges into a chute and transports the material into the ball mills which serve as a repulper for the tailings and as a grinding process for the virgin ore. Virgin ore is fed through the first ball mill for grinding. The pulp is pumped to a cyclone where it is classified. The underflow goes to the second ball mill for regrinding and the overflow (fines) goes to a 20 mesh static sieve bend screen to remove any oversize or trash material. The second ball mill discharges a product and joins the first ball mill sump pumping making it a
closed circuit with the  use  of the cyclone.   Water is added to the
solids in the ball mill to a pulp density of approximately 32% solids by weight and lime is added to raise the alkalinity of the pulp to approximately PH 10.5. After grinding, the slurry is transferred into the thickener. The excess water is removed from the thickener to raise the pulp density to approximately 45% solids which is an ideal density for the cyanidation process. The pulp is transferred by pump to the CIL system's #1 tank. Lime and liquid cyanide are added to the first leach tank to dissolve the gold. It then enters into a series of seven agitated leach tanks utilized for cyanide leaching of the pulp. This provides approximately 24 hours of leach retention time. One tank is maintained in operable condition as a standby unit.

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

SCMP Personnel

The SCMP employees, during this past year's start-up testing period (including its own trained security personnel) total about 144 persons. The SCMP is operated 24 hours per day, seven days per week and 52 weeks per year.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

Comseb Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. At the SSGM Lab, the Joint Venture employs four employees for each of the twelve-hour shifts where a total of 70,075 samples of fire assays have been completed through March 31, 1998. Approximately four employees are working during the two eight-hour shifts at the SCMP laboratory.

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis. The lessor is General Lumber & Supply Co., Inc. ("General Lumber"), a Wisconsin corporation. The Company's President, Edward L.
Machulak   owns  55% of the common stock of General  Lumber.  Edward L.
Machulak disclaims any interest in the balance of General Lumber common stock which is owned by two of Mr. Machulak's brothers, his wife,
and a trust for the  benefit of   his   children.   In  addition,  the
Company   shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance  on the
property.   In  lieu of cash payment,  the  Lessor  has agreed  to  apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 1998.

 4(a).  EXECUTIVE OFFICERS AND MANAGERS OF THE COMPANY

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 1998.

                 Age as of   Executive Offices            Period
                 March 31,          Held                  Served
     Name           1998      With Company (1)          In Office (2)
     ----           ----      -----------------         -------------
Edward L. Machulak   71     President,   Chief
                            Executive Officer,
                            and  Operating and
                            Financial  Officer        9/14/62 to present
                            Treasurer                 06/78 to present

Edward A. Machulak   46     Executive Vice President  10/16/92 to present
(Son of the                 Secretary                 1/12/87 to present
President)                  Assistant Secretary       4/15/86 to 1/12/87

Luis A. Limay        56     Project and Mine Manager  10/86 to 1995
                            Manager of El Salvador
                            Operations                03/95 to  present

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

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee,
and  is  the President and Treasurer of the Company.    Attorney John  E.
Machulak (son of Edward L. Machulak) of the law firm of Machulak, Hutchinson, Robertson, O'Dess & Reilly, S.C. is the legal counsel for the Company.

Officers', and Key Management's Experience

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward L. Machulak has been employed by the Company since September 1962. Mr. Machulak has served as the President, Director, and
Chairman of the Board of  Directors  of  the Company  since 1962,
Treasurer since 1978, and on March  11, 1991, he was elected as a Member
of the Directors' Executive Committee.   On  February 9, 1998, he was
appointed  as   a member of the Audit Committee.

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

Edward  A.  Machulak is a Director and holds  the  following Company
positions:   Director as of  October  28,  1985;  a member of the
Directors' Executive Committee as of March 11, 1991; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987. His business experience is as follows: Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution yard from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and
advertising company,  from  November 1983   to   present;  Director  and
President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities since 1976.

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

The following table reflects the range of high and low prices of the common shares as reported by NASDAQ for the period ended March 31, 1998 and the highest and lowest trade price during each quarter through the period ended March 31, 1997. The quotations reflect inter-dealer
prices  without retail   mark-up,  mark-down  or  commission,  and  do
not necessarily represent actual transactions.

For the period ended                March 31, 1998    March 31,  1997

                                     High      Low     High      Low
                                     ----      ---     ----      ---
First quarter ending June 30        $3.625   $2.125    $4.38    $2.38
Second quarter ending September 30  $2.625   $1.625    $3.25    $2.38
Third quarter ending December 31    $2.000   $ .875    $3.25    $1.88
Fourth quarter ending March 31      $1.281   $ .844    $4.00    $1.88

(b)  Approximate Number of Holders of Common Shares

As of March 31, 1998, the common shares were held by approximately 4,500 shareholders of which over 95% are United States' residents.

As of March 31, 1998, there were approximately 2,207 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,293.

As of March 31, 1998, there were outstanding: (a) 11,039,670 shares of common stock; (b) 1,327,400 stock options to purchase common stock; and 80,000 common shares due on share loans and rights.

(c)  Dividend History

Subject  to the rights of holders of any outstanding  series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the
Board of Directors out  of  funds legally  available.   No dividends were
payable during the last fiscal year ended March 31, 1998. The declaration of future dividends will be determined by the Board
of Directors   in   light  of  the  Company's  earnings,   cash
requirements and other relevant considerations.

ITEM 6.  SELECTED FINANCIAL DATA

The   following   table  sets  forth  certain   consolidated financial
data  for  the respective periods  presented  and should   be   read  in
conjunction with the Consolidated Financial Statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                       Year Ended March 31
                --------------------------------------------------------------
                      1998         1997         1996         1995         1994
                      ----         ----         ----         ----         ----
Income statement data

Total revenue  $ 1,295,908  $    59,009  $    55,692  $    71,792  $    56,784
               ============ ===========  ===========  ===========  ===========
Income from
continuing
operations     $   118,603  $   (5,141)  $  (28,387)  $  (10,038)  $  (26,937)
               ===========  ===========  ===========  ===========  ===========

Income (loss) from
continuing operations
per share:

Basic          $       .01  $       .00  $       .00  $       .00  $       .00
               ===========  ===========  ===========  ===========  ===========

Diluted        $       .01  $       .00  $       .00  $       .00  $       .00
               ===========  ===========  ===========  ============ ============

Weighted average
shares - basic  10,358,132    8,136,286    7,368,058    5,941,950    4,828,496
               ===========  ===========  ===========  ===========   ==========

Cash dividends
per common
share          $         0  $         0  $         0  $         0  $         0
               ===========  ===========  ===========  ===========  ===========

Balance sheet data

Working
capital*1      $   614,554  $   660,596  $  (92,398)  $   322,944  $  (90,620)
               ===========  ===========  ===========  ===========  ===========

Total assets   $25,799,651  $23,196,121  $19,640,191  $17,573,464  $14,583,153
               ===========  ===========  ===========  ===========  ===========

Short-term
obligations*1  $ 7,270,772  $ 6,029,195  $ 5,660,979  $ 4,932,918  $ 5,176,295
               ===========  ===========  ===========  ===========  ===========


Long-term
obligations    $   135,000  $   145,000  $    20,259  $   120,000  $   245,000
               ===========  ===========  ===========  ===========  ===========

Shareholders'
equity         $18,393,879  $16,994,926  $13,958,953  $12,640,546  $ 9,416,858
               ===========  ===========  ===========  ===========  ===========


*1 Although the short-term obligations are due on demand, these obligations have the affect of being long-term as most of the debt is due to related parties who have not called for the payment except for nominal amounts and payment of their short-term loans made on behalf of the Company during the past five or more years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings
with the Securities and Exchange Commission.   Many of these factors are
beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

The following discussion provides information on the results of operations for the three years ended March 31, 1998, 1997 and 1996 and the financial condition, liquidity and capital resources for the same
three-year period.   The  financial statements  of  the  Company and the
notes  thereto  contain detailed   information  that  should  be
referred   to   in conjunction with this discussion.

Restatement of Prior Period Financial Statements

Overview

A redefined structure of the financial statements for the fiscal years ended March 31, 1998, 1997 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this
report, these advances are restated  and  combined with   the Company's
Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to the contract entered into by both joint venture parties.

For the fiscal year ended March 31, 1998, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Joint Venture is producing gold on a limited basis from the gold ore it is excavating from its SSGM open pit and which it is processing at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching
gold process  on the   SSGM   site.   The  cone  crushing  system  is
being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves.
It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or holds leases. All of the mining properties are located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold.

Current Status

The  Company currently has purchased and shipped a rod  mill and  a
rotary  kiln  for carbon reactivation.   It  is  the Company's  belief
that the rod mill should increase the processing of 200 tons of ore to 350 tons of ore per day. With this 75% increase of processing gold ore per day at the SCMP, and providing the price of gold maintains near the $300 per ounce level, there should be an increase of profits and cash flow to assist the current cash needs.

The rotary kiln for carbon reactivation will not only regenerate the carbon, but this process should increase the production of gold. The cone crushing system is being assembled and should also be a
cost  saving  factor.   The Company  will seek funds to start a
heap-leaching  operation at  the SSGM.  Instead of casting aside the low
grade of ore it   could  place  it  on  heap-leaching  pads  to  increase
additional revenue and profits.

This  increase in production of gold broadens the  Company's objectives.
It  now  enables the Company  to  commence  an expanded   complementary
operation  while  continuing   its endeavor  to obtain sufficient funds
for the SSGM open-pit, heap-leach operation. This is its major and original goal. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain it then anticipates producing approximately 8,000 ounces of gold from the SCMP operation and eventually up to 40,000 ounces of gold from its SSGM open-pit,
heap-leaching operation.   The  Joint  Venture  continues  to  conduct an
exploration program to develop additional gold ore  reserves at  the SSGM
and at the following other mines:    the  San Felipe-El  Potosi Mine, and
its extension, the El Capulin Mine and the Hormiguero Mine; all located in El Salvador.

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

Results of Operation Fiscal Years March 31, 1998 Compared to March 31, 1997 on a Restated Basis

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net gain of $118,603 or $.01 per share for its fiscal year ended March 31, 1998 compared to a nominal loss of $5,141 or $-0- per share for the
previous  fiscal year.   This  gain  results primarily from the  gold
mining operations, including an added tax value refund of $112,948.

The  production costs for March 31, 1997 were not  separated to   reflect
the  cost,  but  it  is  believed   that   an inconsequential profit was
earned. All of the gold proceeds ($969,721) were applied to the reduction of the investment in the Joint Venture.

During the fiscal year ended March 31, 1998, the Company sold 3,667 ounces of gold and 1,416 ounces of silver at an average realized price
of $315 an ounce  and  for  a  gross total   of  $1,154,920.   In
addition, the Joint Venture transferred the 259 ounces of gold held in its inventory to the Company at a value of $79,523. Therefore, a total of 3,926 ounces of gold were produced at a value of $1,234,443. The following schedule reflects the cost to produce gold during this fiscal period:

                                          Total     Per Ounce
                                          -----     ---------
Direct mining expense                  $  736,743    $187.64


Third party smelting,
refining   and
transportation cost                        41,611      10.60
                                       ----------    -------
Cash operating cost                       778,354     198.24

Royalties (52% belongs to the Company)     61,722      15.72
Government tax                             37,033       9.43
                                       ----------    -------
  Total cash cost                         877,109     223.39

Depreciation                              208,254      53.04
                                       ----------    -------
 Total production costs                $1,085,363    $276.43
                                       ==========    =======

Direct mining expense includes all expenditures incurred  at the  SCMP
site,  including inventory changes  and  specific corporate   charges.
Exploration  expenditures   are   not included in the direct mining
expense.

The comparisons to the fiscal year ended March 31, 1997 are irrelevant as no gold sale expenses in producing gold were included in 1997. The most significant change was the elimination of interest income and expense which are not shown on the consolidated statements of operations.

There was no current or deferred provision for income taxes during 1998 or 1997. Additionally, although the Company has operating loss carryforwards, the Company has not recorded a net deferred tax asset in
either 1997 or 1996  due  to  an assessment   of  the  "more  likely
than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The   Company  adopted  Statement  of  Financial  Accounting Standards
No.  128 (SFAS128), Earnings per Share  in  prior years.   SFAS128's
objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other
countries  and  the International   Accounting  Standards  Committee.
SFAS128 supersedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders
(net income less any dividends declared on   preferred  stock  and  any
dividends  accumulated   on cumulative preferred stock) by the weighed
average number of common   shares  outstanding.   Diluted  EPS   requires
an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive
potential  common shares  had  been  issued.   The numerator  is adjusted
to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. The Company's basic and diluted EPS computations are the same for 1997 and 1996.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No.
25. (APB 25), Accounting for Stock  Issued  to Employees.   Entities
electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December
15, 1995.   The Company has not issued any employee options  nor has it made elections as of this date.

Inflation did not have a material impact on operations in 1997 or 1996. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

The interest expense in the sum of $667,836 was capitalized by the Joint Venture for the fiscal year ended March 31, 1998 and $554,636 for the same period in 1997.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes or expenses these costs and expenses and will continue to do so until such time when it is in full production on each of its
mining projects.   At  the  time production  commences,  these
capitalized  costs  will   be charged  as  an expense based on a per unit
basis.   If  the prospect  of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

Results of Operation Fiscal Years March 31, 1997 Compared to March 31, 1996 on a Restated Basis

The Company had a net loss of $5,141 or $-0- per share for its fiscal year ended March 31, 1997 compared to a net loss of $28,387 or $-0- per share for the previous fiscal year. This decrease was attributable primarily to a reduction of general and administrative expenses in
1997.  The  interest expense   of   $554,636  (1997)  and  $470,710
(1996)   was capitalized by the Joint Venture.

Financing Activities, Liquidity and Capital Resources

During this fiscal year the Company borrowed a sum of $809,853; $713,591 was from related parties which included cash and accrued interest; the balance of $96,262 was from unrelated parties and included cash and accrued interest.

A  total of 1,846,628 common shares were issued for a sum of $2,795,350
during  this  fiscal year.   These  shares  were issued  for  the
following:  cash, 34,477 shares  ($74,025); directors,  officers
employees, and for  services,  169,250 shares   ($230,661);  payment  of
debt and miscellaneous, 592,936 shares ($855,663); exercise of stock options, 60,000 shares ($120,000); and 1,515 shares of Series A Convertible Preferred Stock were converted in exchange for 989,965 common shares ($1,515,000).

The  Company  expects  to continue  operating  its  SSGM  by expanding
its   mill   production  capacity.    Additional equipment has been
purchased and has been delivered or is in route  of  delivery.   It  is
believed  that  the  rod  mill purchased   should  increase  the
processing   level   from approximately  200  to  350 tons per  day
which  is  a  75% increase.  Additional needed equipment will be
purchased  or leased.   At this level of processing with a grade  of
gold ore  as  has  been processed in the past and at a  $300  per ounce
gold  selling  price,  the  Company  should  have   a sufficient cash
flow to operate for a long period of time. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or by a joint venture or by other means.

The Company will endeavor to commence an open-pit, heap- leaching operation at the SSGM as there is a substantial amount of gold ore
that grades less than 0.04  ounces  per ton.   The Company's engineers
had determined that a 1,000 ton-per-day open-pit, heap-leach operation could produce an additional 540 ounces of gold per month It is necessary to raise adequate funds for this operation; the amount needed is dependent on the targeted daily volume. An ideal amount of funds to have would be U.S. $13 million which would start the open-pit, heap-leach at a rate of 2,000 tons per day and the profits and cash flow then could be used to expand to 6,000 tons per day.

The  Company continues to be cognizant of its cash liquidity until  it is
able to produce adequate profits from its  SSGM gold  production.    It
will attempt to  obtain  sufficient funds to assist the Joint Venture in
placing  the SSGM  into production   as   the  anticipated  SCMP
profits   (unless accumulated over a period of time) appear sufficient to
meet the   SSGM   capital   and  the  other  mining   exploration
requirements.   In  order  to continue  obtaining  funds  to conduct
the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to
obtain  funds  from  other sources.   The  Company may be required to
borrow  funds  by issuing   open-ended,   secured,  on-demand   or
unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies.

During   the  past,   the  Joint  Venture  was  engaged   in exploration,
exploitation and development programs  designed to  increase  its  gold
ore  reserves.   The  prospects  of expanding  the  gold reserves are
positive. The amount of $3,402,089 was supplied to the Joint Venture in fiscal 1998. The Company believes that these invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which
add value to the Joint Venture  and  to the  Company.   The  Company was
able to obtain sufficient funds during this fiscal year to continue to modify and retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform diamond drilling on the SSGM, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding.

The  Company   estimates that it will need up  to  U.S.  $13 million to
start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and
infrastructure  costs;  and  $2,310,224  for   the   working capital.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it will be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. In turn, then it can invest the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves should be approximately $10
million.    These  programs  will   involve   airborne geophysics, stream
chemistry, geological mapping, trenching and drilling. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September 1987 through March 31, 1998, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $19,500,508 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of
$20,090,773.   The  funds invested in  the Joint Venture were used
primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the
retrofitting, repair, modernization and   expansion  of  its  SCMP
facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's
electric lines to provide electrical service,   for   the   purchase  of
equipment,   laboratory chemicals, and supplies, for parts and supply
inventory, for the  maintenance of the Company-owned dam and reservoir,
for extensive   road  extension  and  preservation,    for   its
participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, and many other related needs.

Employees

The   Joint  Venture  employs  approximately  300  full-time persons from
El  Salvador (up to  325  persons,  including part-time employees)   to
perform   its    exploration, exploitation, and development programs; to
produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any
collective  bargaining  agreements.   It  has developed   a continuous
harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

Insurance

The Joint Venture has in existence insurance through an El Salvador insurance company with the following insurance coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm,
earthquake,   tremor   or volcanic     eruption,    politically-motivated
violence, terrorism,   strikes,  work  stoppages,  riots,   uprisings,
malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage will be increased accordingly.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 1998, the Company, and three of its subsidiaries, have advanced to the Joint Venture $20,090,773. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $7,414,526 through March 31, 1998. The Company furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put
an end to war.   Presently, interested   investors  continue  to  be
apprehensive   and skeptical about the political status of the Republic
of  El Salvador  and therefore continue to be  hesitant  to  invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 18 years and therefore depressed the market price of the Company's shares as well as the shares of most of the world-wide mining
companies.   This decline in the stock market  price  places the  Company in a situation of diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ended March 31, 1999.

Year 2000 Issue

Computer  programs written decades ago utilized a two  digit format   to
identify   the   applicable   year.    Without modification,  any date
sensitive software  beyond  December 31,  1998  could fail, as the date
would be reset to   1900.  This  could result in, amongst other things,
disruptions  to operations   and   the   inability  to   process
financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company expects to initiate communications with all of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of
consumables  used  in  its  operations  and  of  others   it currently
interacts   with   electronically    (financial institutions, etc.) to
determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue.

Environmental Regulations

Based upon current knowledge, the Company believes that it is in material compliance with all applicable environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of
the  increasing  number, complexity   and   changing   character   of
environmental requirements that may be enacted or of the standards being promulgated by federal and state authorities.

Recently Issued Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments
of  an  Enterprise  and Related  Information.   The provisions of SFAS
130 and  SFAS 131  will  be  effective  for fiscal years  beginning
after December  15,  1997.   SFAS 130  is  designed  to  report  a
measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other
than transactions with owners  in their   capacity  as  owners.   Besides
net income, other comprehensive income would include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments
in annual financial statements.   SFAS  131 also requires those
enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further
establishes standards for related disclosures  about products   and
services,  geographic  areas,   and   major customers.  Upon adoption of
SFAS 130, the Company does not anticipate a material impact on its financial statements. Upon adoption of SFAS 131, the Company does anticipate a material impact on its on its reported disclosures.

Dividends

For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

Safe Harbor

Some of the statements contained in this report are forward- looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or
result  to  occur.   Since forward-looking   statements  address  future
events   and conditions,  by  their  very nature, they  involve  inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative,
environmental and other   judicial,  regulatory,  political  and
competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements
                And Supplementary Financial Data

                                                             Page

Report of Independent Certified Public Accountant

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 1998 and 1997
Consolidated Statements of Operations, Years Ended March 31, 1998, 1997
and 1996
Consolidated Statements of Changes in Shareholders' Equity Years
Ended March 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows, Years Ended March 31, 1998, 1997
and 1996
Notes to Consolidated Financial Statements

Supplementary Financial Data:

Report of Independent Accountants on the Financial Statements Schedules

Financial statements schedules other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To  the  Shareholders and Board of Directors  of  Commerce  Group Corp.:

I have audited the consolidated balance sheets of Commerce Group Corp. ("Company"), a Delaware Corporation, and its subsidiaries, as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 1998, 1997
and 1996.  These financial statements are   the   responsibility  of  the
Company's  management.    My responsibility  is  to  express an  opinion
on  these  financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and
disclosures in the financial statements.   An  audit also  includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 1998, 1997 and 1996, in accordance with accounting principles generally accepted in the United States.

Bruce Michael Redlin
Certified Public Accountant


Milwaukee, Wisconsin
May 19, 1998

  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Balance Sheets--March 31


                                                 1998             1997
                                 ASSETS          ----             ----
Current assets
  Cash                                    $    61,287      $   796,106
  Investments                                 187,792          194,888
  Accounts receivable                         452,534          299,746
  Inventories                                 205,300          191,250
  Prepaid items and deposits
                                               49,939           38,167
                                          -----------      -----------
    Total current assets                      956,852        1,520,157

Real estate (Note 5)                        1,179,836        1,179,836

Property, plant and equipment, net          3,332,303        1,812,612
Mining resources investment                20,330,660       18,656,516
                                          -----------      -----------
  Total assets                            $25,799,651      $23,169,121
                                          ===========      ===========


                               LIABILITIES
Current liabilities
  Accounts payable                        $   342,298      $   144,033
   Notes and accrued interest payable to
   related parties (Notes 6 & 7)            4,175,120        3,461,529
   Notes and accrued interest payable to
   others (Note 6)                            743,071          646,809
  Accrued salaries                          1,509,015        1,344,015
  Accrued legal fees                          175,082          137,069
  Other accrued expenses                      461,186          440,740
                                          -----------      -----------
      Total liabilities                     7,405,772        6,174,195

Commitments and contingencies (Notes  2, 4, 5, 6, 7, 8 & 12)

                           SHAREHOLDERS' EQUITY
Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
   1998-none;  1997-1,515 shares
   (Note 10)                              $         0      $ 1,515,000

Common stock, $0.10 par value:
  Authorized 15,000,000 shares;
  Issued and outstanding:
  1998-11,039,670 (Note 10)                 1,103,967
  1997-9,193,042 (Note 10)                                     919,304
Capital in excess of par value             16,969,724       14,359,037
Retained earnings (deficit)                   320,188          201,585
                                          -----------      -----------
   Total shareholders' equity              18,393,879       16,994,926
                                          -----------      -----------
   Total  liabilities and
    shareholders' equity                  $25,799,651      $23,169,121
                                          ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Statements of Operations
                   For the Year Ended March 31


                                       1998         1997         1996
Revenues:                              ----         ----         ----
  Gold sales                    $ 1,234,443   $        0   $        0
  Campground income                  61,465       59,009       55,692
                                -----------   ----------   ----------
    Total revenues                1,295,908       59,009       55,692

Expenses:
  Cost of gold sales                877,109            0            0
  Depreciation                      208,254            0            0
  General and administrative        207,915       67,982       86,748
                                -----------   ----------   ----------
    Total expenses                1,293,278       67,982       86,748

Other income:
  Interest income                     3,025        3,832        2,669
   El  Salvador added
   value tax refund                 112,948            0            0
                                -----------   ----------   ----------
    Other income                    115,973        3,832        2,669
                                -----------   ----------   ----------

Net profit (loss)               $   118,603   $   (5,141)  $  (28,387)
   Credit (charges) for
   income taxes                           0            0            0
                                -----------   ----------   ----------
Net  income (loss) after income
tax credit (charge)             $   118,603   $   (5,141)  $  (28,387)
                                ===========   ==========   ==========
Net income (loss) per share
(Note 2) basic                  $       .01   $      .00   $      .00
                                ===========   ==========   ==========
Net income (loss) per share
(Note 2) diluted                $       .01   $      .00   $      .00
                                ===========   ==========   ==========
Weighted av. common shares
outstanding (Note 2)             10,358,132    8,136,286    7,368,058
                                ===========   ==========   ==========
Weighted av. diluted common
shares (Note 2)                  11,783,532    9,727,646    7,465,898
                                ===========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
   Consolidated Statements of Changes in Shareholders' Equity
        For the Years Ended March 31, 1998, 1997 and 1996


                                        Common Stock
                          ---------------------------------------
                               Number                              Retained
                                 of                     Excess of  Earnings
                               Shares     Par Value     Par Value  (Deficit)
                               ------     ---------     ---------  ---------
Balance March 31, 1995       7,294,719   $  729,472   $11,675,961   $235,113

Net income (loss) for  FY                                            (28,387)
March 31, 1996

Common Shares Issued
 Dir./off./employee/services    45,384        4,538       110,069
 comp.
 Payment of debt               248,468       24,847       739,090
 Stock options/rights           60,260        6,026       139,624
 Cash/equipment lease/purchase 143,378       14,338       308,262
                            ----------   ----------   -----------   --------
Balance March 31, 1996       7,792,209      779,221    12,973,006    206,726

Net income (loss) for  FY
March 31, 1997                                                        (5,141)

 Dir./off./employee/services
 comp.                          66,563        6,656       122,875
 Payment of debt               381,043       38,104       762,792
 Cash                          953,227       95,323     1,526,927
Preferred conv.  stock
issuance costs:
 Current                                                 (404,466)
 Deferred                                                (622,097)
                            ----------   ----------   -----------   --------
Balance March 31, 1997       9,193,042   $  919,304   $14,359,037   $201,585

Net income (loss) for FY
March 31, 1998                                                       118,603

 Dir./off./employee/services
 comp.                         169,250       16,925       213,736
 Payment of debt               592,936       59,293       796,370
 Cash                           34,477        3,448        70,577
 Preferred stock converted     989,965       98,997     1,416,004
 Stock options                  60,000        6,000       114,000
                            ----------   ----------   -----------   --------
Balance March 31, 1998      11,039,670   $1,103,967   $16,969,724   $320,188
                            ==========   ==========   ===========   ========

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  Consolidated Statements of Cash Flows
                      For the Years Ended March 31



                                              1998         1997         1996
Operating activities:                         ----         ----         ----
  Net income (loss)                    $   118,603  $    (5,141) $   (28,387)
                                       -----------  -----------  -----------
Adjustments  to reconcile  net  income
(loss)  to  net cash used in operating
activities:
Depreciation                               208,254      203,341      229,253
Changes in assets and liabilities
 Decrease (increase) in account
 receivables                              (152,788)      37,998      (88,918)
 Decrease (increase) in inventories        (14,050)      13,011     (129,953)
 Decrease (increase) in prepaid items
 and deposits                               (4,676)      21,012       (7,797)
 Increase (decrease) in accounts
 payable and accrued liabilities           198,265      (11,201)     (67,950)
 Increase (decrease) in other
 liabilities                                20,446     (220,761)     148,276
 Increase (decrease) in  accrued
 salaries                                  165,000      139,875     (101,000)
 Increase (decrease) in accrued
 legal fees                                 38,013       60,186      (89,472)
                                       -----------  -----------   -----------
 Total adjustments                         458,464      243,461     (107,561)
                                       -----------  -----------   -----------
 Net cash provided by (used in)
 operating activity                        577,067      238,320     (135,948)

Investing activities:
 Investment in mining resources         (3,402,089)  (3,080,901)  (2,518,674)
                                        -----------  -----------  -----------
 Net cash used in investing
 activities                             (3,402,089)  (3,080,901)  (2,518,674)

Financing activities:
  Net borrowings                           809,853      524,858      858,466
  Common stock issued                    1,280,350    3,041,114    1,346,794
                                       -----------  -----------  -----------
Net cash provided by (used in)
financing activities                     2,090,203    3,565,972    2,205,260

Net increase (decrease) in cash and
cash equivalents                          (734,819)     723,391     (449,362)
Cash - beg. of year                        796,106       72,715      522,077
                                       -----------  -----------  -----------
Cash - end of year                     $    61,287  $   796,106  $    72,715
                                       ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

1.   The  following amounts of interest expense paid  or  accrued were
     capitalized:   $667,836 (1998),  $554,636  (1997)  and $470,710
     (1996).

2. The interest expense paid in cash was $17,550 (1998), $1,350 (1997) and none in 1996.

3.   The  Company  paid no income taxes during  1998,  1997,  and 1996.

4. The investment consists of precious stones which are stated at the lower cost or market value.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date.

6. Inventory consists of processed ores and metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental   schedule  of  non-cash  investing  and   financing
activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for services rendered:

                     Shares    Value
                    -------  --------
              1998  169,250  $213,736
              1997   66,653  $122,875
              1996   45,384  $110,069

2. A total of 1,515 Series A Convertible Stock in the principal amount of $1,515,000 was converted into 989,965 common shares in the year ended March 31, 1998 and 985 shares of the same issue in the principal amount of $985,000 were converted into 655,227 common shares in the year ended March 31, 1997.

3. The sale of gold for 1997 which amounted to $969,721 and for 1996 which amounted to $1,180,279 was applied as a reduction to the mining resources account.

4. Other non-cash items were for the unpaid salary and fees which amounted to $203,013 for 1998 and $139,875 for 1997.

5. Non-cash equipment financing activities were none for 1998, none for 1997 and $35,775 for 1996.




The accompanying notes are an integral part of these consolidated financial statements.

(1) The   Company  and  Basis  of  Presentation  of  Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious
    metals in the Republic of El  Salvador, Central America.   Gold
    bullion, the Joint Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the
    city of  Santa Rosa  de  Lima.   Exploration is also taking  place
    at other mining properties, all located in the Republic of El Salvador, Central America.

    Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing several separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is
    located approximately 15 miles from the SSGM site;   the   second
    program  is to  begin   its   open-pit, heap-leaching process on the
    SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

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

(2) Significant Accounting Policies

Restatement of Prior Period Financial Statements

The Company changed its consolidation policy to include the income and expenses and the assets, liabilities and equity of its Joint Venture
rather than show it as an investment on the balance sheet.   The
consolidated balance sheets for March 31, 1998 and 1997 and the consolidated statements of changes in shareholders' equity, consolidated statements of cash flows and consolidated statements of operations for the years ended March 31, 1998, 1997 and 1996 were also restated to reflect this change.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by a total of $3,574,460 which consisted
of  the  following  amounts:  $1,511,895  for   1998; $1,012,739  for
1997; $816,029 for 1996; and $233,797  for  prior years.   Retained
earnings were reduced by an offsetting amount for both 1998 and 1997. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

The consolidated statements of operations for the years ended March 31, 1998, 1997 and 1996 were restated to eliminate interest income from the Joint Venture. The amounts were $1,511,895, $1,012,739, and $816,029 for 1998, 1997 and 1996 respectively.

The consolidated statements of cash flows for 1998 and 1997 were also restated to reflect the changes in operating profits (losses) that are outlined in the above paragraphs.

Principles of Consolidation

The Joint Venture and the following subsidiaries are all majority- owned by the Company and are included in the consolidated financial
statements   of   the   Company.    All   significant intercompany
balances and transactions have been eliminated.

                                                   % Ownership
    Homespan Realty Co., Inc. ("Homespan")             100.0
    Mineral San Sebastian, S.A. de C.V. ("Misanse")     52.0
    Piccadilly Advertising Agency, Inc. ("Piccadilly") 100.0
    San Luis Estates, Inc. ("SLE")                     100.0
    San Sebastian Gold Mines, Inc. ("Sanseb")           82.5
    Universal Developers, Inc. ("UDI")                 100.0
    Commerce/Sanseb Joint Venture ("Joint Venture")     90.0

Investments

The investments consist of precious stones which are stated at the lower cost or market value.

Accounts Receivable

The accounts receivable account consists of gold bullion produced and shipped to the refinery and pending payment.

Inventory

Inventories consist of the following as of March 31, 1998:

                                                1998     1997
                                                ----     ----
Gold in process (1) (Stated at market value) $ 79,523  $ 88,250
Materials and supplies (Stated at cost)       125,777   103,000
                                             --------  --------
                                             $205,300  $191,250


(1) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

Deferred Mining Costs

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these
properties are put into operation, sold or are abandoned.   Gains or
losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses and will write off these cumulative costs on a unit of production method at such time as it begins producing gold derived from the virgin gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

The Company regularly evaluates its carrying value of exploration
properties   in   light   of   their   potential   for   economic
mineralization and the likelihood of continued work by either the Company or a joint venture partner. The Company may, from time to time, reduce its carrying value to an amount that approximates fair market value based upon an assessment of such criteria.

Revenue Recognition

Revenue from the sale of gold and industrial minerals is recognized when title passes to the buyer.

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost  or
estimated   net   realizable  value.    Mining   properties   and
development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable
reserves.   Other  assets  are  depreciated  using  the straight-line
method over estimated useful lives of five  to  ten years.   Depreciation
and  amortization  expense  includes   the amortization   of   assets
acquired   under   capital   leases.  Replacements     and   major
improvements   are    capitalized.  Maintenance and repairs are charged
to expense based  on  average estimated  equipment  usage.   Interest
costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

Mineral Exploration and Development Costs

Significant  property acquisition payments for active exploration
properties   are  capitalized.   If  no  minable  ore   body   is
discovered,  previously capitalized costs  are  expensed  in  the period
the  property  is  abandoned.   Expenditures   for   the development of
new mines, to define further mineralization at and adjacent to existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on the units of production basis over proven and probable reserves.

Statement of Financial Accounting Standards

The  Company evaluates the carrying value of producing properties and
equipment  by  applying  the  provisions  of  Statement   of Financial
Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of in 1995.
SFAS 121 requires that  an  impairment loss   be  recognized  when  the
estimated  future  cash   flows (undiscounted and without interest)
expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

Management's   estimates  of  gold  and   other   metal   prices,
recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near- term which could adversely affect management's estimate of the net cash flows expected to be generated from its operating properties.

Deferred Financing Costs

Costs incurred to obtain debt financing are capitalized and amortized over the life of the debt facilities using the effective interest method.

Interest Capitalization

Interest costs are capitalized as part of the historical cost of facilities and equipment, if material.

Income Taxes

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

Earnings  (Loss) Per Common Share

The Company has in the past many years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this new standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities stock options, rights, etc. had been converted to common shares during the period.

Net  income per share is calculated based on the weighted average number
of common shares issued and outstanding during this fiscal year.   The
Company does not include in this calculation any common stock equivalent, rights or contingent issuances of common stock.

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported. No allowance was made for the common shares that will be issued upon the conversion of the Series A Convertible Preferred Stock as the exact number of shares to be issued are indeterminable.

If on March 31, 1998, 1,352,400 option shares and the 73,000 loan shares would be added to the weighted average calculated number of shares which amounts to 10,358,132, the total number of the weighted average fully diluted shares would be 11,783,532, and the profit per share for the fiscal year ended March 31, 1998, would be $.01 per share. The same assumptions were used for the same 1997 fiscal period.

Foreign Currency

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank
accounts.   The  Joint Venture is obligated  to  repay  the Company  for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that at present trades about 8.74 colones per U.S. dollar and
this exchange rate was stable  during this  fiscal  year.   In  this
environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no delay in exchanging dollars for colones or vice versa.

Major Customer

The Joint Venture produces gold and silver. It sells its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.

(3)  Property,   Plant,  Equipment,  Net  and  Mining   Resource
     Investments

The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property:



                      Plant      Mining
                       and      Resource     Total         Total
                    Equipment  Investment     1998          1997
                    ---------  -----------  -----------  -----------
San Sebastian Gold
Mine               $  115,197  $20,330,660  $20,445,857  $18,750,311
Other Mining
Properties
San Cristobal Mill
and Plant           3,217,106            0    3,217,106    1,718,817
                   ----------  -----------  -----------  -----------
  Total Investment $3,332,303  $20,330,660  $23,662,963  $20,469,128
                   ==========  ===========  ===========  ===========

<NOTES>

(4) Commerce/Sanseb Joint Venture ("Joint Venture")

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

Investments in Joint Venture

As of March 31, 1998, the Company's investments including charges for interest expense were $19,500,508, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $20,090,773.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 1998 and 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                               1998           1997
                                               ----           ----
The Company's advances since 09/22/87     $ 22,884,951    $ 17,253,501
Less amounts received from gold sales       (3,384,443)     (2,150,000)
                                          ------------    ------------
The Company's net of gold sale proceeds
advances since 09/22/87                     19,500,508      15,103,501
The Company's initial investment             3,508,180       3,508,180
Sanseb's investment in the Joint Venture     3,508,180       3,508,180
Sanseb's investment in the mining projects
and amount due to the Company               21,524,975      19,388,321
                                           -----------    ------------
Total:                                      48,041,843      41,508,182
Advances by the Company's three
subsidiaries                                   590,265         590,265
                                          ------------    ------------
Combined total investment                 $ 48,632,108    $ 42,098,447
                                          ============    ============
SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, has completed certain of the required mining
pre-production preliminary stages in the  minable and   proven gold ore
reserve area, and the Company is active  in attempting to obtain adequate
financing for the expansion of  its SCMP   facilities   and  the
proposed  open-pit,   heap-leaching operations  on this site.  The Joint
Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at its other El Salvador mining prospects. During this fiscal period gold is being produced by trucking the virgin ore for processing at the SCMP.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately one hundred El Salvador, Central American, and United States' citizens. The Company has the right to select six of Misanse's ten directors. (Note 4)

(b)  SSGM Mining Lease

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

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

Effective February 1996, the Government of El Salvador passed a law which requires mining companies to pay to it three percent of its gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. The Company, in compliance with the new law, has filed its applications for all of the mining concessions in which it has an interest.

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

Modesto Mine

(a)  Real Estate

The Company owns 52 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. It also has contracted to purchase additional acreage which transfer will take place after it receives clear title. Part of this real estate is subject to a mortgage.

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

Montemayor Mine

The Joint Venture has leased approximately seventy acres of land that it considers to be key property. The terms of the various leases are one year with automatic renewal rights. This property is located 14 miles northwest of the SCMP, six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

(5)  Synopsis of Real Estate Ownership and Leases

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate
ownership or leases in  El Salvador  are  as follows:   it owns a total
of approximately 52 acres at the Modesto Mine; the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into
a lease agreement  to  lease  approximately  675  acres  based   on   the
production of gold payable in the form of royalties with a mining
prospect   in  the  Department  of  San  Miguel  and  it   leases
approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  Notes Payable and Accrued Interest
                                                 March 31
Notes payable consist of the following:      1998        1997
                                             ----        ----
Mortgage   and  promissory   notes   to
related parties, interest ranging  from
one  percent to four percent over prime
rate,  but  not less than 16%,  payable
monthly,  due  on  demand,  using   the
undeveloped land, real estate  and  all
other assets owned by the Company,  its
subsidiaries and the Joint  Venture  as
collateral (Note 7)                       $4,175,120  $3,461,529

Other (consists primarily of short-term
notes  and  accrued 1998  interest   of
$305,578  (1997,  $285,166)  issued  to
trade creditors and others, interest of
varying   amounts, in  lieu  of  actual
cash  payments)  and a  mortgage  on  a
certain  parcel of land located  in  El
Salvador.                                    743,071     646,809
                                          ----------  ----------
                                 Total:   $4,918,191  $4,108,338
                                          ==========  ==========

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 17 years, for a total of $1,509,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 1998:

The  amount  of  funds which the Company has  borrowed  from  its
President from time to time, together with accrued interest, amounts to $2,219,984. To evidence this debt, the Company has issued to its
President  a  series  of   open-ended,  secured, on-demand promissory
notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The  Company had borrowed, as of March 31, 1997, an aggregate  of
$469,987,   including  accrued  interest,  from   the   Company's
President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime
rate plus  three  percent   per annum  and payable monthly.  The Company
received all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the shares (222,950) borrowed from him during this fiscal period and it issued 40,036 of its common shares for the payment of interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director- approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of March 31, 1998.

The   Company  leased  approximately  4,032  square  feet  on   a
month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789. The annual amount charged for the past three fiscal years is as follows: 1998, $33,468; 1997, $33,468 and 1996,
$28,316.

The same related company provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company. Total charges for these services were as follows:
1998, $8,040; 1997, $7,950 and 1996, $7,920.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This  related  company  has been issued an  open-ended,  secured,
on-demand   promissory  note  which amounts  to  $1,182,709;  the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of March 31, 1998:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum of $243,218 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $175,082 for legal
services rendered throughout the past years.   Also, the  son  of the
President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $59,222 which bears interest at an annual rate of 16% payable monthly.

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

As of March 31, 1998, pursuant to the S.E.C. Form 8 Registration Statement effective as of April 4, 1994, the Directors/Officers exercised their rights to purchase 29,800 shares at a price of $1.00 per share in payment of all compensation due to them as of March 31, 1998.

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

Company Net Advances to the Joint Venture

                                         Total       Interest
                                        Advances     Charges
                                     -----------   -----------
Balance April 1, 1990                $ 1,625,163   $   252,060
  Year Ended March 31, 1991              718,843       266,107
  Year Ended March 31, 1992              698,793       312,004
  Year Ended March 31, 1993            1,003,617       347,941
  Year Ended March 31, 1994            1,155,549       451,180
  Year Ended March 31, 1995            2,884,078       751,389
  Year Ended March 31, 1996            3,122,766     1,286,739
  Year Ended March 31, 1997            3,894,692     1,567,375
  Year Ended March 31, 1998            4,397,007     2,179,731
                                     -----------    ----------
                                     $19,500,508    $7,414,526
Advances by three of the Company's
wholly-owned subsidiaries                590,265             0
                                     -----------    ----------
Total Net Advances March 31, 1998    $20,090,773    $7,414,526

(8)  Commitments

Reference is made to Notes 2, 4, 6, 7, and 10.

(9)  Income Taxes

At March 31, 1997, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,339,645 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2013.

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

b.  Preferred Stock

The   Company's  Certificate  of  Incorporation  authorizes   the
issuance of 250,000 shares of preferred stock, $0.10 par value, of which 2,500 shares of Series A Convertible Preferred Stock were issued as of January 30, 1997, and as of March 31, 1997, there remained 1,515 preferred shares issued and outstanding, and none were issued and outstanding as of March 31, 1998.

The number of shares of common stock issuable upon conversion  of each of the 2,500 shares of preferred stock, and the consequent number of shares of common stock available for resale under this prospectus, is based upon a conversion ratio which is $1,000 divided by the lower of
(a) $2.90 or (b) 65% of the closing bid price of the common stock on NASDAQ averaged over the five trading days immediately prior to the
date of conversion.   The holders  that  converted  these Series  A
Convertible Preferred Shares received 655,227 common shares (1997) and 989,965 common shares (1998).

The remaining preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  Stock option activity during 1998, 1997, and 1996 was as follows:

                   03/31/98            03/31/97          03/31/96
                   --------            --------          --------
                        Weighted            Weighted          Weighted
                        Average              Average           Average
                Amount   Price      Amount    Price    Amount   Price
                ------   -----      ------    -----    ------   -----
Outstanding,
beg. yr.     1,591,360   $3.22      97,840    $2.66   154,850   $2.66
Granted              0   $0.00   1,507,400    $3.38     3,250   $5.00
Exercised      (60,000)  $2.00           0    $0.00   (60,260)  $2.42
Forfeited         (710)  $4.25     (13,880)   $3.00         0   $0.00
Expired       (203,250)  $2.25           0    $0.00             $0.00
             ----------  -----   ---------    -----   --------  -----
Outstanding,
end of yr.   1,327,400   $3.42   1,591,360    $3.22    97,840   $2.66
             =========   =====   =========    =====    ======   =====

A summary of the outstanding stock options as of March 31, 1998, follows:

                                    Weighted Average
    Range of             Amount        Remaining      Weighted Average
 Exercise Prices      Outstanding   Contractual Life   Exercise Price
 ---------------      -----------   ----------------   --------------
 $2.00 to $2.99         230,000       1.78 years           $2.72
 $3.00 to $5.00       1,097,400       2.19 years           $3.56


d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions,  of  the
Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Stock Rights - Others

The Company has agreed to issue up to 25,000 of its restricted common shares in connection with a certain funding agreement entered into on December 19, 1996.

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years; as of March 31, 1998; 55,000 shares were borrowed and were paid after the fiscal year ended. In addition, there were 18,000 common shares due; 15,500
shares were for  the purchase   of  equipment  and  2,500  shares  were
for  services rendered.

g.  S.E.C. Form 8 Registration

On  April  4, 1994, the Company filed its Securities and Exchange
Commission Form 8 Registration Statement No. 33-77226  under  the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's 1994 Services and Consulting
Compensation   Plan.   From   the   500,000   shares registered, 478,197
were issued and 21,803 shares are  authorized to be issued.

(11)  Litigation

There is no material  litigation.

(12) Commitments and Contingencies:

Based upon current knowledge, the Company believes that it is in material compliance with environmental laws and regulations as
currently   promulgated.    However,   the   exact   nature    of
environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of
environmental  requirements  that  may  be  enacted  or  of   the
standards being promulgated by governmental authorities.

(13) Recently Issued Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net
income, other comprehensive income would include   foreign  currency
items,  minimum  pension   liability adjustments,   and  unrealized
gains  and  losses   on   certain investments  in  debt and equity
securities.  The  provisions  of SFAS 130 will be effective for fiscal
years beginning after March 31,  1998.   Upon  adoption, the Company does
not  anticipate  a material impact on its financial statements.

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an
Enterprise   and  Related  Information.   SFAS  131   established
standards for the way that public business enterprises determine operating segments and report information about those segments in annual
financial  statements.   SFAS  131  also  requires  those enterprises  to
report  selected  information  about   operating segments  in  interim
financial reports issued  to  shareholders.  SFAS  131  further
establishes standards for related  disclosure about   products  and
services,  geographic  areas,  and   major customers.   The  provisions
of SFAS 131 will be effective for fiscal years beginning after March 31, 1998. Upon adoption, the Company does not anticipate a material impact on its reported disclosures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  called  for  by  Item  10  is  incorporated  by
reference  from  information  under  the  caption  "Election   of
Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. The information on Executive Officers is contained in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The  information  called  for  by  Item  11  is  incorporated  by
reference   from   information  under  the   caption   "Executive
Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMEMT

The information called for by Item 12 is incorporated by reference from information under the caption "Voting Securities" and "Principal Shareholders and Ownership by Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Compliance with Section 16(a) of the Securities Exchange  Act  of 1934.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Financial Statements and Schedules

See  index to Consolidated Financial Statements and Supplementary Data in
Item 8 of this report.

Report  of  Independent  Accountants on the  Financial  Statement
Schedules

Schedule IV (1) Indebtedness of Related Parties

Schedule IV (2) Indebtedness to Related Parties

(b)  Reports on Form 8-K

Form 8-K dated January 21, 1998 regarding the Company's employing
Fortress Financial Group, Limited to advise and counsel it on procedures and techniques to increase the Company's shareholder value. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on January 21, 1998.)

(c)  Exhibits

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.            Description of Exhibit               Page
-----------            ----------------------               ----
  3.1     Articles   of   Incorporation  of  the   Company.
          (Incorporated  by  reference  to  the   Company's
          Registration Statement No. 2-66932 on Form S-I filed on April 22, 1980.)

  3.2     By-laws   of   the  Company.   (Incorporated   by
          reference  to  Exhibit 3.2 to the Company's  Form
          10-K for the year ended March 31, 1993.)

  4       Instruments  defining  the  rights  of   security
          holders, including indentures.

  4.1* Stock Option Agreement dated March 22, 1995 was modified in a letter agreement dated June 26, 1997 by reducing the number of shares from 20,710 to 20,000, increasing the price per share from $4.00 to $4.25, and extending the expiration dated from September 22, 1997 to September 22,
          1998. (Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K for the year ended
          March  31,  1995 and Exhibit 4.3 of the Company's
          Form 10-K for the year ended March 31, 1997)

  4.2     Three-Year  Stock Option Agreement dated  October
          1, 1996 to purchase 22,500 common shares at $3.00 per share. (Incorporated by reference to Exhibit
          4.6 of the Company's Form 10-K for the year ended
          March 31, 1997.)

  4.3     Four-Year  Stock Option Agreement dated  December
          9, 1996 to purchase 3,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit
          4.7 of the Company's Form 10-K for the year ended
          March 31, 1997.)

  4.4     Four-Year  Stock Option Agreement dated  December
          11, 1996 to purchase 15,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.5     Four-Year  Stock Option Agreement dated  December
          11,  1996  to purchase 60,000 common   shares  at
          $3.00 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.6     Four-Year  Stock Option Agreement dated  December
          14, 1996 to purchase 83,900 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.7     Four-Year  Stock Option Agreement dated  December
          27, 1996 to purchase 30,000 common shares at $2.50 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.8     Four-Year  Stock Option Agreement dated  December
          31, 1996 to purchase 25,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.9     Four-Year  Stock Option Agreement  dated  January
          10, 1997 to purchase 68,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K for the year ended March 31, 1997.)

  4.10 Two-Year Stock Option Agreement is to be issued effective as of January 30, 1997 to purchase
          100,000 common shares at $3.22 per share and an additional 100,000 common shares at $4.22 per share. (Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K for the year ended
          March 31, 1997.)

  4.11    One,  Two, Three, Four and Five-Year Stock Option
          Agreements  are  to  be issued  effective  as  of
          January 23, 1997, to purchase 200,000 shares each
          of   the  years  during  a  five-year  period  as
          follows: year one, $2.25; year two $2.75; year three, $3.25; year four $3.75; and year five
          $4.25. (Incorporated by reference to Exhibit 4.15 of the Company's Form 10-K for the year ended
          March 31, 1997.)

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

 10.9*    Lillian  M. Skeen, Loan Agreement and Open  Ended
          On Demand Promissory Note dated June 26, 1997.

 10.10*   Robert C. Skeen, Loan Agreement and Open Ended On
          Demand Promissory Note dated June 26, 1997.

 10.11*   Robert C. Skeen, Loan Agreement and Open Ended On
          Demand Promissory Note dated January 20, 1998.

 10.12*   John  E.  Machulak and Susan R.  Robertson,  Loan
          Agreement  and  Open Ended On  Demand  Promissory
          Note dated March 6, 1998.

 10.13*   Lillian  M. Skeen, Loan Agreement and Open  Ended
          On Demand Promissory Note dated May 21, 1998.

 11*      Schedule of Computation of Net Income Per Share

 13       Annual  Report to security holders, Form 10-Q  or
          Quarterly Report to security holders:

          Annual Report for the period ended March 31, 1997, will include the Form 10-K and will be submitted within 120 days after the fiscal year end.

 21*      Subsidiaries of the Company.

 23.1*    Consent  of  the  independent  auditors  of   the
          Company.

 99.0     Additional Exhibits

 99.1*    Confirmation agreement, General Lumber  &  Supply
          Co., Inc., April 13, 1998.

 99.2*    Confirmation Agreement, Edward L. Machulak, April
          13, 1998.

 99.3*    Confirmation   Agreement,  Edward   L.   Machulak
          Rollover Individual Retirement Account, April 13,
          1998.

 99.4*    Confirmation Agreement, Sylvia Machulak  Rollover
          Individual Retirement Account, April 13, 1998.

 99.5     Concession Agreement Assignment to the Company by
          Misanse  (Incorporated by reference to Exhibit  1
          of  the  Company's Form 10-K for the  year  ended
          March 31, 1988.)

 99.6     Other Material Information:  Restatement of prior
          period  financial statements.   (Incorporated  by
          reference to Item 8 of the Company's Form 10-K for the year ended March 31, 1998.)

 99.7     The  El Salvador Constitutional Supreme Court  of
          Justice  order issued on May 12, 1994, suspending
          immediately any charges to the Joint Venture  for
          import  duty taxes of any kind and dated May  18,
          1994  (English and Spanish).    (Incorporated  by
          reference  to Exhibit 28.6 of the Company's  Form
          10-K for the year ended March 31, 1994.)

 99.8     Form  S-8  Registration Statement effective  date
          April 4, 1994, File No. 33-77226. (Incorporated by reference as this S-8 Registration has been filed.)

99.10     Individual financial statements of majority-owned
(d)(2)    companies   have  been  omitted   because   these
          companies do not constitute a significant or material contribution to the Company.

99.11     S.E.C.  Form S-3 Registration Statement No.  333-
          23203 filed under the Securities Act of 1933 as amended and declared effective at 10:00 a.m. on March 26, 1997.

99.12     Pending  preliminary S.E.C. Form S-3 Registration
          Statement No. 333-25797 filed April 24, 1997, and which includes the stock options to purchase one million two hundred thousand of the Company's common shares during a five-year period ending
          November 29, 2001 at an issuance price ranging from $2.25 to $4.25 for each restricted share.

                      COMMERCE GROUP CORP.
                   FORM 10-K - MARCH 31, 1998

                             PART IV

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 1998.

                                COMMERCE GROUP CORP.
                                (Company)



                                By: /s/ Edward L. Machulak
                                    ----------------------
                                    Edward L. Machulak
                                    Chairman   of  the   Board   of
                                    Directors,
                                    Member of Executive Committee,
                                    Director-Emeritus,   President,
                                    Treasurer,
                                    Chief Executive, Operating  and
                                    Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

      Name                    Office                   Date

/s/ Edward L. Machulak   Chairman   of  the  Board   of   May 19, 1998
----------------------   Directors, Member of Executive
Edward L. Machulak       Committee,  Director-Emeritus,
                         President,  Treasurer,   Chief
                         Executive,    Operating    and
                         Financial Officer

/s/ Edward A. Machulak   Director,  Member of Executive   May 19, 1998
----------------------   Committee,   Executive    Vice
Edward A. Machulak       President and Secretary

/s/ Sidney Sodos         Director                         May 19, 1998
----------------------
Sidney Sodos

/s/ Clayton H. Tebo      Director                         May 19, 1998
----------------------
Clayton H. Tebo

   REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT
                            SCHEDULES



My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 1998, 1997, 1996, 1995
and  1994,  is  included  in  this  Form  10-K.   In connection  with my
audits of such financial statements,  I  have also  audited  the
following:   supplementary  income  statement information,  selected
financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

In my opinion, the consolidated financial statement information and schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein, all in accordance with accounting principles generally accepted in the United States.

Bruce Michael Redlin
Certified Public Accountant



Milwaukee, Wisconsin
May 19, 1998

       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                         SCHEDULE IV (1)
          INDEBTEDNESS OF RELATED PARTIES - NOT CURRENT
           YEARS ENDED MARCH 31, 1997, 1996, AND 1995


                      Balance at                                   Balance
                       Beginning   Additions to    Deletions to       at
                          of       Indebtedness    Indebtedness     End of
Name of Person (1)      Period        (2)              (3)          Period
------------------      ------     ------------    ------------     ------

Year ended
March 31, 1998
Joint Venture        $15,693,766   $3,806,742           $0        $19,500,508

Year ended
March 31, 1997
Joint Venture        $11,799,074   $3,894,692           $0        $15,693,766

Year ended
March 31, 1996
Joint Venture        $ 8,676,308   $3,122,766           $0        $11,799,074


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


                      Balance at                                   Balance
                       Beginning   Additions to    Deletions to       at
                          of       Indebtedness    Indebtedness     End of
Name of Person (1)      Period        (2)              (3)          Period
------------------      ------     ------------    ------------     ------

Year ended
March 31, 1998
SSGM                 $19,388,321   $2,136,654           $0        $21,524,975

Year ended
March 31, 1997
SSGM                 $17,503,414   $1,884,907           $0        $19,388,321

Year ended
March 31, 1996
SSGM                 $15,725,444   $1,777,970           $0        $17,503,414

       COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

                         SCHEDULE IV(2)
                 INDEBTEDNESS TO RELATED PARTIES
       CURRENT YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                      Balance at
                       Beginning   Additions to   Deletions to   Balance
Identity of               of       Indebtedness   Indebtedness   at End of
Debtor(1)               Period         (2)            (3)         Period
---------             ----------   ------------   ------------   ---------
Year ended
 March 31, 1998
President of the
Company              $1,839,465    $350,546(a)    $       0     $2,190,011
President's IRA         400,919      62,766(b)            0        463,685
President's
Affiliated Company      963,152     199,690(c)            0(a)   1,162,842
Others                  257,993      25,200(d)            0        283,193
                     ----------    -----------    ------------  ----------
 Total, notes
 payable             $3,461,529    $638,202        $      0     $4,099,731
                     ==========    ===========     ===========  ==========
President's
Accrued Salary       $1,344,015    $165,000(e)     $      0     $1,509,015
                     ==========    ===========     ===========  ==========
Legal fees
(President's son
is a principal)      $  137,069    $ 38,013(f)     $      0     $  175,082
                     ==========    ===========     ===========  ==========

Year ended
 March 31, 1997
President of the
Company              $1,346,304    $493,161        $      0     $1,839,465
President's IRA         342,002      58,917               0        400,919
President's
Affiliated Company    1,175,984     215,668         428,500        963,152
Others                  220,080      37,913               0        257,993
                     ----------    -----------    ------------  ----------
 Total, notes
 payable             $3,084,370    $805,659        $428,500     $3,461,529
                     ==========    ===========     ===========  ==========
President's Accrued
Salary               $1,204,140    $139,875        $      0     $1,344,015
                     ==========    ===========     ===========  ==========
Legal fees
(President's son is
a principal)         $   76,883    $ 60,186        $      0     $  137,069
                     ==========    ===========     ===========  ==========

Year ended
 March 31, 1996
President of the
Company              $  841,168    $651,386        $146,250     $1,346,304
President's IRA         291,617      50,385               0        342,002
President's
Affiliated Company      961,012     214,972               0      1,175,984
Others                  163,037      70,668          13,625        220,080
                     ----------    -----------    ------------  ----------
 Total, notes
 payable             $2,256,834    $987,411        $159,875     $3,084,370
                     ==========    ===========     ===========  ==========

President's
Accrued Salary       $1,089,390    $114,750        $      0     $1,204,140
                     ==========    ===========     ===========  ==========
Legal fees
(President's son is
a principal          $  166,355    $ 36,178        $125,650     $   76,883
                     ==========    ===========     ===========  ==========

Additions to Indebtedness

(2)(a)(b) The additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company and his IRA result from net cash advances and/or for accrued interest.

(2)(c) The President owns 55% of an Affiliated Company's common shares. The additions to the open-ended, secured, on-demand promissory note issued to an Affiliated Company result from cash advances, accrued interest, accrued office rent, vehicle rental, computer use and other expenses paid on behalf of the Company.

(2)(d) The additions by others resulted from net cash advances and/or accrued interest.

(2)(e) The President's salary was accrued for the entire fiscal year.

(2)(f) The addition of the amounts due to the Law Firm results from legal services rendered.

(3) Deletions to Indebtedness are reflected as a net to the additions:

(3)(a) During the fiscal period ended March 31, 1997, the President's Affiliated Company purchased the following common shares from the Company: 130,000 common shares on June 10, 1996 at a cost of $292,500; and 68,000 common shares on January 10, 1997 at a cost of $136,000. The payment for the purchase of common shares was made by the cancellation of $428,500 debt owed to the President's Affiliated Company.