Form 10-Q
period 1998-06-30
COMMERCE GROUP CORP /WI/
filed 1998-08-13
CIK 109757

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,112,670 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of August 10, 1998.

                            COMMERCE GROUP CORP.

                                 FORM 10-Q

                 FOR THE FIRST QUARTER ENDED JUNE 30, 1998

                                   INDEX

                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed omitted pursuant to such SEC rules and regulations.

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 1998.

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Shareholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Reports on Form 8-K

          Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       Consolidated Balance Sheets


                                   June 30, 1998          March 31, 1998
                                    (Unaudited)              (Audited)
                                   -------------          --------------

                                 ASSETS
                                 ------
Current assets
  Cash                               $   324,115             $    61,287
  Investments                            187,792                 187,792
  Accounts receivable                    255,667                 452,534
  Inventories                            186,475                 205,300
  Prepaid items and deposits              46,549                  49,939
                                     -----------             -----------
    Total current assets               1,000,598                 956,852

Real estate (Note 5)                   1,179,836               1,179,836
Property, plant and equipment, net     3,307,647               3,332,303
Mining resources investment           20,983,826              20,330,660
                                     -----------             -----------
  Total assets                       $26,471,907             $25,799,651
                                     ===========             ===========

                                 LIABILITIES
                                 -----------
Current liabilities
  Accounts payable                   $   354,577             $   342,298
  Notes and accrued interest payable
   to related parties (Notes 6 & 7)    4,221,088               4,175,120
  Notes and accrued interest payable
   to others (Note 6)                  1,267,447                 743,071
  Accrued salaries                     1,554,015               1,509,015
  Accrued director fees                    4,400                       0
  Accrued legal fees                     176,281                 175,082
  Other accrued expenses                 471,397                 461,186
                                      ----------              ----------
   Total liabilities                   8,049,205               7,405,772

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1998-none; 1997-none shares
  (Note 10)                          $         0             $         0

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 March 31, 1998-11,039,670 (Note 10)                           1,103,967
 June 30, 1998-11,112,670 (Note 10)    1,111,267
Capital in excess of par value        17,031,962              16,969,724
Retained earnings (deficit)              279,473                 320,188
                                     -----------             -----------
  Total shareholders' equity          18,422,702              18,393,879
  Total liabilities and              -----------             -----------
   shareholders' equity              $26,471,907             $25,799,651
                                     ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 Consolidated Statements of Operations
              For the Three Months Ended June 30 (Unaudited)

                                          1998                    1997
                                          ----                    ----
Revenues:
 Gold sales                          $   244,472             $   289,678
 Campground income                        20,692                  22,080
                                     -----------             -----------
  Total revenues                         265,164                 311,758

Expenses:
 Cost of gold sales                      142,310                 159,687
 Depreciation                             83,926                  52,637
 General and administrative              107,849                  50,739
                                     -----------             -----------
  Total expenses                         334,085                 263,063

Other income:
 Interest income                               7                   2,091
 El Salvador added value tax refund       28,199                  28,199
                                     -----------             -----------
  Other income                            28,206                  30,290
                                     -----------             -----------

Net profit (loss)                    $   (40,715)                 78,985
 Credit (charges) for income taxes             0                       0
Net income (loss) after income       -----------            ------------
 tax credit (charge)                 $   (40,715)           $     78,985
                                     ===========            ============
Net income (loss) per share
 (Note 2) basic                      $     .0037            $      .0079
                                     ===========            ============
Net income (loss) per share
 (Note 2) diluted                    $     .0031            $      .0068
                                     ===========            ============
Weighted av. common shares
 outstanding (Note 2)                 11,066,945               9,985,950
                                     ===========            ============
Weighted av. diluted common
 shares (Note 2)                      13,086,829              11,603,514
                                     ===========            ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         Consolidated Statements of Changes in Shareholders' Equity
             Through the Period Ended June 30, 1998 (Unaudited)



                                      Common Stock
                            ---------------------------------
                                                   Capital in  Retained
                            Number of               Excess of  Earnings
                             Shares     Par Value   Par Value  (Deficit)
                           ----------  ----------  -----------  --------
Balance March 31, 1997      9,193,042  $  919,304  $14,359,037  $201,585
Net Income (Loss) for FY
 March 31, 1998                                                  118,603
Common Shares Issued
 Through March 31, 1998     1,846,628     184,663    2,610,687
                           ----------  ----------  -----------  --------
Balance March 31, 1998     11,039,670  $1,103,967  $16,969,724  $320,188
Net Income First Quarter       73,000       7,300       62,238   (40,715)
Common Shares Issued       ----------  ----------  -----------  --------
 First Quarter 06/30/98    11,112,670  $1,111,267  $17,031,962  $279,473
                           ==========  ==========  ===========  ========


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     Consolidated Statements of Cash Flows
                       For the Three Months Ended June 30

                                          06/30/98             06/30/97
                                          --------             --------
Operating activities:
 Net income (loss)                       $ (40,715)         $    78,985
Adjustments to reconcile net             ---------          -----------
 income (loss) to net cash
 used in operating activities:
Depreciation                                83,926               52,637
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                              196,867              (16,971)
 Decrease (increase) in inventories         18,825              (49,038)
 Decrease (increase) in prepaid items
  and deposits                               3,390                2,281
 Increase (decrease) in accounts
  payable and accrued liabilities           22,490              151,997
 Increase (decrease) in director fees        4,400                3,200
 Increase (decrease) in accrued salaries    45,000               45,000
 Increase (decrease) in accrued legal fees   1,199               11,070
                                         ---------          -----------
  Total adjustments                        376,097              200,176
  Net cash provided by (used in)         ---------          -----------
   operating activity                      335,382              279,161

Investing activities:
 Investment in mining resources           (712,436)          (1,155,229)
                                          --------           ----------
 Net cash used in investing activities    (712,436)          (1,155,229)

Financing activities:
 Net borrowings                            570,344              165,377
 Preferred stock redeemed                        0           (1,515,000)
 Common stock issued                        69,538            1,713,156
Net cash provided by (used in)            --------           ----------
 financing activities                      639,882              363,533

Net increase (decrease) in cash
 and cash equivalents                      262,828             (512,535)
Cash - beg. of year                         61,287              796,106
                                         ---------          -----------
Cash - end of year                       $ 324,115          $   283,571


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 1998 and 1997:

1.   The following amounts of interest expense accrued were capitalized:
     $179,685 (1998), $148,759 (1997).

2.   The interest expense paid in cash for the quarterly period was $407
     (1998) and $-0- (1997).

3. The Company paid no income taxes during the quarterly 1998 or 1997 periods.

4. The investment consists of precious stones which are stated at the lower cost or market value.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date, an amount due from the Government of El Salvador for an added value tax refund and miscellaneous receivables.

6. Inventory consists of processed ores, metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:


                              Shares            Value
                              ------          -------
               1998            2,500          $ 2,500
               1997           23,900          $60,313


2. A total of 1,515 Series A Convertible Stock in the principal amount of $1,515,000 was converted into 989,965 common shares in the year ended March 31, 1998 and 985 shares of the same issue in the principal amount of $985,000 were converted into 655,227 common shares in the year ended March 31, 1997.

3. The sale of gold for 1998 amounted to $244,472 and $289,678 for 1997.

4. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $50,599 for 1998 and $59,270 for 1997.

5. Non-cash equipment financing activities were none for 1998 and none for 1997.




The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                Notes to Consolidated Financial Statements
                               June 30, 1998

(1)  The Company and Basis of Presentation of Financial Statements
------------------------------------------------------------------

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

     Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing several separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, expl oration, exploitation and development operations.

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

(2)  Significant Accounting Policies
------------------------------------

Restatement of Prior Period Financial Statements

The Company changed its consolidation policy to include the assets, liabilities and equity and the income and expenses of its Joint Venture rather than represent it as an investment on the balance sheet. The consolidated balance sheets for March 31, 1998 and 1997 and the consolidated statements of changes in shareholders' equity, consolidated statements of cash flows and consolidated statements of operations for the years ended March 31, 1998, 1997 and also 1996 were restated to reflect this change.

The balance sheet effect of the restatement was to reduce the Joint Venture advances by a total of $3,574,460 which consisted of the following amounts: $1,511,895 for 1998; $1,012,739 for 1997; $816,029 for
1996; and $233,797 for prior years. Retained earnings were reduced by an offsetting amount for both 1998 and 1997 and prior years. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

The consolidated statements of operations for the years ended March 31, 1998, 1997 and 1996 were restated to eliminate interest income from the Joint Venture. The amounts were $1,511,895, $1,012,739, and $816,029 for 1998, 1997 and 1996 respectively.

The consolidated statements of cash flows for 1998 and 1997 and prior years were also restated to reflect the changes in operating profits (losses) that are outlined in the above paragraphs.

Principles of Consolidation

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.


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

Accounts Receivable

The accounts receivable account consists of gold bullion produced and shipped to the refinery, pending payment, a refund due for an added value tax refund, and miscellaneous.

Inventory

Inventories consist of the following as of June 30:

                                                   1998         1997
                                                   ----         ----
Gold in process (1) (Stated at market value)   $  76,818    $  88,510
Materials and supplies (Stated at cost)          109,657      151,778
                                               ---------    ---------
                                               $ 186,475    $ 240,288


(1) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

Deferred Mining Costs

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. These capitalized costs and expenses will be written off on a unit of production method at such time as it begins producing gold derived from the virgin gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated by using the U.S. Internal Revenue Service's depreciation guidelines and by using the units of production method based upon proven and probable reserves. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of the net cash flows expected to be generated from its operating properties.

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

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported. No allowance was made for the common shares that would be issued upon the conversion of the Series A Convertible Preferred Stock as the exact number of shares to be issued were indeterminable.

If on March 31, 1998, 1,352,400 option shares, the 42,249 loan shares, and the 625,235 stock rights would be added to the weighted average calculated number of shares which amounts to 11,066,945 the total number of the weighted average fully diluted shares would be 13,086,829, and the loss per share for the fiscal year ended June 30, 1998, would be much less than $.01 per share. The same assumptions were used for the same 1997 fiscal period.

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

(3) Property, Plant, Equipment, Net and Mining Resource Investments
-------------------------------------------------------------------

The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property as of June 30, 1998:
                                              Mining
                               Plant and     Resource       Total
                               Equipment    Investment     06/30/98
                             -----------   -----------   -----------
San Sebastian Gold Mine/
 Other Mining Properties     $   109,134   $20,983,826   $21,092,960
San Cristobal Mill and Plant   3,198,513             0     3,198,513
                             -----------   -----------   -----------
  Total Investment           $ 3,307,647   $20,983,926   $24,291,473
                             ===========   ===========   ===========

(4) Commerce/Sanseb Joint Venture ("Joint Venture")
---------------------------------------------------

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

Investments in Joint Venture

As of June 30, 1998, the Company's investments including charges for interest expense were $20,479,044, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $21,069,309.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 1998 and 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                            1998           1997
                                            ----           ----
The Company's net of gold sale
 proceeds advances since 09/22/87       $20,479,043    $16,543,704
The Company's initial investment          3,508,180      3,508,180
Sanseb's investment in the Joint Venture 3,508,180 3,508,180 Sanseb's investment in the mining
 projects and amount due to the Company  22,093,388     19,900,312
                                        -----------    -----------
Total:                                   49,588,791     43,460,376
Advances by the Company's three
 subsidiaries                               590,265        590,265
                                        -----------    -----------
Combined total investment               $50,179,056    $44,050,641
                                        ===========    ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, formed in September 1987, has completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore
reserves and at its other El Salvador mining prospects.   During this
fiscal period gold is being produced by trucking the virgin ore for processing at the SCMP.

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

Effective February 1996, the Government of El Salvador passed a law which requires mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. The Company, in compliance with the new law, has filed its applications for all of the mining concessions in which it has an interest.

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

Montemayor Mine

The Joint Venture has leased approximately one hundred sixty prime acres of land that it considers to be key locations of the mines on these properties. The terms of the various leases are one year with automatic renewal rights. This property is located 14 miles northwest of the SCMP, six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

(5)  Synopsis of Real Estate Ownership and Leases
-------------------------------------------------

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
52 acres at the Modesto Mine; the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 169 acres in the Department of Morazan in the Republic of El Salvador.

(6)  Notes Payable and Accrued Interest
---------------------------------------


Notes payable consist of the following:      06/30/98         03/31/98
                                             --------         --------
Mortgage and promissory notes to related
parties, interest ranging from one percent
to four percent over prime rate, but not
less than 16%, payable monthly, due on
demand, using  the undeveloped land, real
estate and all other assets owned by the
Company,  its subsidiaries and the Joint
Venture as collateral (Note 7)              $4,221,088       $4,175,120


Other (consists primarily of short-term
notes and accrued interest of $315,716 as
of June 30, 1998 and $305,578 as of March
31, 1998 issued to trade creditors and
others, interest of varying  amounts, in
lieu of actual cash payments) and a
mortgage on a certain parcel of land
located in El Salvador.  (Note 10(f))        1,267,447          743,071
                                            ----------       ----------
                              Total:        $5,488,535       $4,918,191


(7)  Related Party Transactions
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 17 years and three months which amounts to $1,550,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 1998:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,173,512. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $488,985 including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 6,500 shares from him during this fiscal period and it owes him 5,750 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June 30, 1998.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789 and it also provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,243,923; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of June 30, 1998:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum of $253,050 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $176,281 for legal services rendered throughout the past years. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $61,618 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have a right to exchange the amount due to them for the Company's common shares.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until such time as it resumes its gold mine operation on a full production basis, then these capitalized costs will be charged as an expense based on a per ton production charge. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. (The interest charges are eliminated in these financial statements; reference is made to Note 2 - Restatement of prior period financial statements.)

Company Net Advances to the Joint Venture
-----------------------------------------

                                         Total          Interest
                                       Advances          Charges
                                       --------          -------
Balance April 1, 1990               $ 1,625,163       $   252,060
  Year Ended March 31, 1991             718,843           266,107
  Year Ended March 31, 1992             698,793           312,004
  Year Ended March 31, 1993           1,003,617           347,941
  Year Ended March 31, 1994           1,155,549           451,180
  Year Ended March 31, 1995           2,884,078           751,389
  Year Ended March 31, 1996           3,122,766         1,286,739
  Year Ended March 31, 1997           3,894,692         1,567,375
  Year Ended March 31, 1998           4,397,007         2,179,731
  First Quarter Ended June 30, 1998     978,536           619,822
                                    -----------        ----------
  Balances                           20,479,044         8,034,348
 Advances by three of the Company's
  wholly-owned subsidiaries             590,265                 0
                                    -----------        ----------
Total Net Advances June 30, 1998    $21,069,309        $8,034,348
                                    ===========        ==========

(8)  Commitments
----------------

Reference is made to Notes 2, 4, 5, 6, 7, and 12.

(9)  Income Taxes
-----------------

At March 31, 1997, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,339,645 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2013. An automatic extension of time to file its income taxes for the period March 31, 1998 has been filed with the Internal Revenue Service. There will not be any income tax liability.

(10)  Description of Securities
-------------------------------

a.  Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 11,112,670 shares were outstanding as of June 30, 1998. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value. The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  Stock option activity during the first quarter ended June 30:


                                1998                  1997
                                ----                  ----
                                     Weighted              Weighted
                                     Average               Average
                          Amount      Price     Amount      Price
                         ---------    -----    ---------    -----
Outstanding, beg. yr.    1,327,400    $3.42    1,591,360    $3.22
Granted                          0    $0.00            0    $0.00
Exercised                        0    $0.00      (60,000)   $2.00
Forfeited                        0    $0.00         (710)   $4.25
Expired                          0    $0.00     (203,250)   $2.25
                         ---------    -----    ---------    -----
Outstanding, end of yr.  1,327,400    $3.42    1,327,400    $3.42
                         =========    =====    =========    =====

A summary of the outstanding stock options as of June 30, 1998, follows:

                                       Weighted Average
          Range of          Amount         Remaining     Weighted Average
      Exercise Prices    Outstanding    Contractual Life   Exercise Price
      ---------------    -----------   ----------------- ----------------
       $2.00 to $2.99       230,000       1.58 years          $2.72
       $3.00 to $5.00     1,097,400       1.94 years          $3.56


d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares. As of June 30, 1998, there are a total of 12,249 restricted common shares due to him.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Stock Rights - Others

The Company has agreed to issue up to 25,000 of its restricted common shares in connection with a certain funding agreement.

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years; as of June 30, 1998; 30,000 shares are due to this party.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender in connection with the Company's understanding of a stock loan arrangement. The Company borrowed 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender, until January 15, 2000, will have the option of demanding payment of the principal amount of the stock loan in return for the 225,000 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,000 shares borrowed, may accept payment in the form of 560,750 of the Company's restricted common shares.

g.  S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange
Commission Form S-8 Registration Statement No. 33-77226 under the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing common shares pursuant to the guidelines of the Company's 1994 Services and Consulting
Compensation Plan. From the 500,000 shares registered, 480,697 were issued and 19,303 shares are authorized to be issued.

On July 16, 1998, the Company filed its second Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933 and registered 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing its common shares pursuant to the guidelines in the prospectus. No shares have been issued as of the filing date of this report.

(11)  Litigation
----------------

There is no material  litigation.

(12)  Commitments and Contingencies
-----------------------------------

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

(13)  Recently Issued Financial Accounting Standards
----------------------------------------------------

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

(14)  Year 2000 Issue
---------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company expects to initiate communications with all of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue.

(15)  Unaudited Financial Statements
------------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIAIRES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - JUNE 30, 1998
                     PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the United States Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

The following discussion provides information on the results of operations, financial condition, liquidity and capital resources for the first quarters of the fiscal years ended June 30, 1998 and June 30, 1997. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Restatement of Prior Period Financial Statements
------------------------------------------------

Overview
--------

A redefined structure of the financial statements for the fiscal years ended March 31, 1998 and March 31, 1997, for the first quarterly periods ended June 30, 1998 and June 30, 1997, and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. The payment of interest and principal is a priority to the distribution of the anticipated future profits earned by the Joint Venture. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged and earned by the Company which is due, payable and maintained as a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to the contractual agreement entered into by both joint venture parties.

For this fiscal quarterly period, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

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

Current Status
--------------

The Company currently has purchased and shipped a rod mill and a rotary kiln for carbon reactivation. It is the Company's belief that the rod mill should increase the processing of 200 tons of ore to 350 tons of ore per day. With this 75% increase of processing gold ore per day at the SCMP, and providing the price of gold maintains near the $300 per ounce level, the operations are expected to be profitable and the cash flow should be increased to assist the current operating cash needs.

The rotary kiln for carbon reactivation will not only regenerate the carbon to make the carbon more effective, but this process should increase the production of gold. The cone crushing system is being assembled and should also be a cost saving factor. The Company will seek funds to start a heap-leaching operation at the SSGM. Instead of casting aside the low grade of ore and handling it twice, it could place it on heap-leaching pads which should increase both revenue and profits.

This enhancement in gold production and particularly profits, should broaden the Company's objectives. It could enable the Company to commence an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain it then anticipates producing annually approximately 8,000 ounces of gold from the SCMP operation and eventually up to 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold
ore reserves at the SSGM and at the following other mines:   the San
Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine; all located in El Salvador.

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

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its gold is dependent upon world market conditions over which it has no control.

Results of Operation Fiscal Quarter Ended June 30, 1998 Compared to June
------------------------------------------------------------------------
30, 1997 on a Restated Basis
----------------------------
The Company, on a consolidated restated basis which includes the Joint Venture and excludes the interest income due from the Joint Venture, had a net loss of $40,715 or less than $.01 per share for its fiscal quarter ended June 30, 1998 compared to a nominal profit of $78,985 or less than $.01 per share for the same 1997 period. This loss was primarily attributable to the lower gold selling price.

During the first quarter ended June 30, 1998, the Company sold 838 ounces of gold and 201 ounces of silver at an average realized gold price of $295 an ounce and for a gross total of $247,177. In addition, the 259 ounces of gold held in its inventory was valued at $76,848 which amounts to a valuation reduction of $2,705. This compares with $289,678 in gold sales for 859 ounces of gold produced during the same period in 1997.
The following schedule reflects the cost to produce gold during this fiscal period:

                          San Sebastian Gold Mine
                        Cost Per Ounce of Gold Sold


                                        Three months ended June
                                           1998      1997(1)
                                           ----      -------
            Cash operating (1)             $239         $191
            Total cash costs (2)           $265         $222
            Total production costs (3)     $365         $283


(1) All direct and indirect costs of the operation, excluding royalties. Includes inventory changes.

(2) Cash operating costs, general and administrative, selling expense, royalties and amounts due to the Government of El Salvador.

(3)  Total cash costs plus depreciation.

Operating costs at the San Sebastian Gold Mine during the first quarter of 1998 were higher due to an increase in depreciation and general and administrative expenses.

There was no current or deferred provision for income taxes during 1998 or 1997. Additionally, although the Company has operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1997 or 1996 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in prior years. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supersedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighed average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt. The Company's basic and diluted EPS computations are reflected in the consolidated statements of operations.

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

Inflation did not have a material impact on the operations. At this time management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

The interest expense in the sum of $179,685 was capitalized by the Joint Venture for the fiscal quarter ended June 30, 1998 and $148,759 for the same period in 1997.

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

Financing Activities, Liquidity and Capital Resources
-----------------------------------------------------

During this fiscal quarter the Company borrowed a sum of $570,344; $54,740 was from related parties which included cash and accrued interest; the balance of $515,604 was from unrelated parties and included cash and accrued interest.

The Company expects to continue operating its SSGM by expanding its SCMP production capacity. Additional equipment has been purchased and has been delivered. It is believed that the rod mill purchased should increase the processing level from approximately 200 to 350 tons per day which is a 75% increase. Additional needed equipment will be purchased or leased. At this level of processing with a grade of gold ore as has been processed in the past and at a $300 per ounce gold selling price, the Company should have a sufficient cash flow to operate for a long period of time. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or by a joint venture or by other means.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 1,000 ton-per-day open-pit, heap-leach operation could produce an additional 500 ounces of gold per month It is necessary to raise adequate funds for this operation; the amount needed is dependent on the targeted daily volume. An ideal amount of funds to have would be U.S. $13 million which would start the open-pit, heap-leach at a rate of 2,000 tons per day and the profits and cash flow then could be used to expand to 6,000 tons per day.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) appear sufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies. The Company is currently examining several options with respect to project financing however, there can be no assurances of such arrangements being finalized. Should this Company not be able to obtain funding, the expansion progress could be delayed.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that these invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds during the past to continue to modify and retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to perform diamond drilling on the SSGM, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding.

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time and additional capital to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital.

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

From September 1987 through June 30, 1998, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $20,479,044 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $21,069,309. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, recently for the purchase and installation of a rod mill and a rotary kiln for carbon reactivation, and for many other related needs.

Employees
---------

The Joint Venture employs approximately 300 full-time residents of El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

Insurance
---------

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

Related Party Loans, Obligations and Transactions
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture
-------------------------------------

Since September 1987 through June 30, 1998, the Company, and three of its subsidiaries, have advanced to the Joint Venture $21,069,309. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $8,043,348 through June 30, 1998. The Company furnishes all of the funds required by the Joint Venture.

Efforts to Obtain Capital
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 18 years and therefore depressed the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the stock market price places the Company in a situation of diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during this fiscal year ended March 31, 1999.

Environmental Regulations
-------------------------

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

Recently Issued Financial Accounting Standards
----------------------------------------------

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

Dividends
---------

For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and that dividends will not be paid to shareholders.

Safe Harbor
-----------

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining activities.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - JUNE 30, 1998
                    PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          There is no adverse litigation that could materially affect the Company.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except those business matters included in the proxy statement to be submitted to the shareholders of record as of August 19, 1998 relating to an annual meeting of shareholders to be held on October 16, 1998. The matter of obtaining shareholders' approval to merge into a newly-formed corporation will be considered. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 28, 1998 for disclosure of the details.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCE GROUP CORP.
                                Registrant/Company

                                /s/ Edward L. Machulak
Date:  August 12, 1998          ________________________________
                                Edward L. Machulak
                                President, Chief Executive,
                                Operating and Financial Officer
                                and Treasurer