Form 10-Q
period 1998-09-30
COMMERCE GROUP CORP /WI/
filed 1998-11-16
CIK 109757

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                              FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30,  1998

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
 (State or other jurisdiction of     (I.R.S. Employer Identification
 incorporation or organization)               Number)


                        6001 North 91st Street
                   Milwaukee, Wisconsin  53225-1795
         (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
11,113,670 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 1998.

                        COMMERCE GROUP CORP.

                             FORM 10-Q

           FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 1998

                              INDEX

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such SEC rules and regulations.

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      Consolidated Balance Sheets


                                 September 30, 1998   March 31, 1998
                                     (Unaudited)         (Audited)
                                 ------------------   --------------
                      ASSETS
                      ------
Current assets
  Cash                           $   102,666          $    61,287
  Investments                        186,182              187,792
  Accounts receivable                287,980              452,534
  Inventories                        202,894              205,300
  Prepaid items and deposits          46,028               49,939
                                 -----------          -----------
    Total current assets             825,750              956,852

Real estate (Note 5)               1,179,836            1,179,836
Property, plant and equipment, net 3,212,393            3,332,303
Mining resources investment       21,504,605           20,330,660
                                 -----------          -----------
  Total assets                   $26,722,584          $25,799,651
                                 ===========          ===========

                   LIABILITIES
                   -----------
Current liabilities
  Accounts payable               $   345,014          $   342,298
  Notes and accrued interest
   payable to related parties
   (Notes 6 & 7)                   4,436,642            4,175,120
  Notes and accrued interest
   payable to others (Note 6)      1,278,193              743,071
  Accrued salaries                 1,599,015            1,509,015
  Accrued director fees                8,800                    0
  Accrued legal fees                 178,875              175,082
  Other accrued expenses             498,661              461,186
                                 -----------          -----------
    Total liabilities              8,345,200            7,405,772

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 & 12)

             SHAREHOLDERS' EQUITY
             --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1998-none; 1997-none shares
 (Note 10)                       $         0          $         0

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 March 31, 1998-11,039,670
 (Note 10)                                              1,103,967
 September 30, 1998-11,113,670
 (Note 10)                         1,111,367
Capital in excess of par value    17,032,393           16,969,724
Retained earnings (deficit)          233,624              320,188
                                 -----------          -----------
  Total shareholders' equity      18,377,384           18,393,879
                                 -----------          -----------
  Total liabilities and
   shareholders' equity          $26,722,584          $25,799,651
                                 ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                Consolidated Statements of Operations
         For the Six Months Ended September 30 (Unaudited)


                         Three Months Ended
                           Second Quarter          Six Months Ended
                       09/30/98    09/30/97     09/30/98    09/30/97
                       --------    --------     --------    --------

Revenues:
 Gold sales         $   148,152  $  287,002  $   392,624  $  576,680
 Campground income       22,668      21,247       43,360      43,327
                    -----------  ----------  -----------  ----------
    Total revenues      170,820     308,249      435,984     620,007

Expenses:
 Cost of gold sales $   105,803  $  242,889  $   248,113  $  402,576
 Depreciation            84,849      53,198      168,775     105,835
 General and
  administrative         54,459     112,767      162,308     163,506
                    -----------  ----------  -----------  ----------
    Total expenses      245,111     408,854      579,196     671,917

Other income:
  Interest income   $       242  $      534  $       249  $    2,625
  El Salvador added
   value tax refund      28,200      28,199       56,399      56,398
                    -----------  ----------  -----------  ----------
   Other income          28,442      28,733       56,648      59,023

Net profit (loss)   $   (45,849) $  (71,872) $   (86,564) $    7,113
 Credit (charges)
  for income taxes            0           0            0           0
                    ------------ ----------- ------------ ----------
Net income (loss)
 after income tax
 credit (charge)    $   (45,849) $  (71,872) $   (86,564) $    7,113
                    ============ =========== ============ ==========

Net income (loss)
 per share (Note 2)
 basic              $    (.0041) $   (.0089) $    (.0078) $    .0009
                    ============ =========== ============ ==========

Net income (loss)
 per share (Note 2)
 diluted            $    (.0035) $   (.0088) $    (.0066) $    .0009
                    ============ =========== ============ ==========

Weighted av. common
 shares outstanding
 (Note 2)            11,090,085   7,987,334   11,090,085   7,987,334
                    ===========  ==========  ===========  ==========

Weighted av. diluted
 common shares
 (Note 2)            13,095,481   8,118,926   13,095,481   8,118,926
                    ===========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Consolidated Statements of Changes in Shareholders' Equity
       Through the Period Ended September 30, 1998 (Unaudited)



                               Common Stock
                  -------------------------------------
                                             Capital in    Retained
                   Number of                  Excess of    Earnings
                    Shares      Par Value     Par Value    (Deficit)
                  ----------    ---------     ----------   ---------
Balance
 March 31, 1997    9,193,042   $  919,304    $14,359,037    $201,585

Net Income (Loss)
 for FY
 March 31, 1998                                              118,603

Common Shares
 Issued Through
 March 31, 1998    1,846,628      184,663      2,610,687
                  ----------   ----------    -----------   ---------
Balance
 March 31, 1998   11,039,670   $1,103,967    $16,969,724    $320,188

Net Income (Loss)
 Second Quarter
 9/30/98                                                     (86,564)

Common Shares
 Issued Through
 Second Quarter
  9/30/98             74,000        7,400         62,669
                  ----------   ----------    -----------   ---------
Balance as of
 09/30/98         11,113,670   $1,111,367    $17,032,393    $233,624
                  ==========   ==========    ===========    ========


The accompanying notes are an integral part of these consolidated financial statements.

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Statements of Cash Flows
         For the Six Months Ended September 30 (Unaudited)



                                            09/30/98       09/30/97
                                            --------       --------
Operating activities:
 Net income (loss)                      $  ( 86,564)   $      7,113
                                        ------------   ------------
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
Depreciation                                162,308         105,835
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                               164,554         (29,567)
 Decrease (increase) in investments           1,610           7,096
 Decrease (increase) in inventories           2,406         (46,555)
 Decrease (increase) in prepaid
  items and deposits                          3,911         (10,546)
 Increase (decrease) in accounts
  payable and accrued liabilities            40,191         513,764
 Increase (decrease) in director
  fees                                        8,800           6,400
 Increase (decrease) in accrued
  salaries                                   90,000          82,500
 Increase (decrease) in accrued
  legal fees                                  3,793          14,628
                                        -----------    ------------
 Total adjustments                          477,573         643,555
                                        -----------    ------------
 Net cash provided by (used in)
  operating activity                        391,009         650,668

Investing activities:
 Investment in mining resources          (1,216,343)     (1,976,378)
                                        ------------   -------------
 Net cash used in investing
  activities                                             (1,976,378)

Financing activities:
 Net borrowings                             796,644         342,929
 Preferred stock redeemed                         0      (1,515,000)
 Common stock issued                         70,069       1,890,665
                                        -----------    -------------
Net cash provided by (used in)
 financing activities                       866,713         718,594

Net increase (decrease) in cash
 and cash equivalents                        41,379        (607,116)
Cash - beg. of year                          61,287         796,106
                                        -----------    -------------
Cash - end of year                      $   102,666    $    188,990
                                        ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information for the six month period ended September 30, 1998 and 1997:

1. The following amounts of interest expense accrued were capitalized: $362,570 (1998), $307,097 (1997).

2. The interest expense paid in cash for the six month period was $407 (1998) and $16,875 (1997).

3. The Company paid no income taxes during the 1998 or 1997 periods.

4. The investment consists of precious stones which are stated at the lower of cost or market value.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date, an amount due from the Government of El Salvador for an added value tax refund and miscellaneous receivables.

6. Inventory consists of processed ores, metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the six month period ended September 30:

1. The Company issued the following common shares for the values shown for services rendered:

                          Shares      Value
                          ------      -----
               1998        3,500    $ 3,031
               1997       38,400    $98,830


2. A total of 1,515 Series A Convertible Stock in the principal amount of $1,515,000 was converted into 989,965 common shares in the year ended March 31, 1998 and 985 shares of the same issue in the principal amount of $985,000 were converted into 655,227 common shares in the year ended March 31, 1997.

3. The gross proceeds from the sale of gold for 1998 amounted to $392,624 and $576,680 for 1997.

4. Other non-cash items were for unpaid salaries, legal and director fees which amounted to $102,593 for 1998 and $103,528 for 1997.

5. Non-cash equipment financing activities were none for 1998 and none for 1997.


The accompanying notes are an integral part of these consolidated financial statements.

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Notes to Consolidated Financial Statements (Unaudited)
                       September 30, 1998

(1)  The Company and Basis of Presentation of Financial Statements
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of precious metal mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador,
     Central America.   Gold bullion, the Joint Venture's principal
     product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is taking place at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is also taking place at other mining properties, all located in the Republic of El Salvador, Central America.

     Presently, the Joint Venture is in the pre-production stage at the SSGM and it simultaneously is performing several separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second goal is to begin its open-pit, heap-leaching process on the SSGM site; the third goal is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth goal is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

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

Investments

The investments consist of precious stones which are stated at the lower of cost or market value.

Accounts Receivable

The accounts receivable account consists of gold bullion produced and shipped to the refinery, pending payment, a refund due for an added value tax refund, and miscellaneous items.

Inventory

Inventories consist of the following as of September 30:


                                                    1998       1997
                                                    ----       ----
Gold in process (1) (Stated at market value)   $  76,545  $  91,091
Materials and supplies (Stated at cost)          126,349    114,209
                                               ---------  ---------
                                                $202,894   $205,300


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

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of depreciated cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated by using the U.S. Internal Revenue Service's depreciation guidelines and by using the units of production method based upon proven and probable reserves. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

In computing the shares on a fully diluted basis, the net income per share is based on the assumption that all rights and options were exercised on the last day of the period that is being reported. No allowance was made for the common shares that would be issued upon the conversion of the Series A Convertible Preferred Stock as the exact number of shares to be issued at that time were indeterminable.

If on September 30, 1998, 1,332,400 option shares, the 47,761 loan shares, and the 625,235 stock rights would be added to the weighted average calculated number of shares which amounts to 11,090,085 the total number of the weighted average fully diluted shares would be 13,095,481, and the loss per share for the fiscal period ended September 30, 1998, would be much less than $.01 per share. The same assumptions were used for the same 1997 fiscal period and the gain is much less than $.01 per share.

Foreign Currency

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that at present trades about 8.74 colones per U.S. dollar and this exchange rate was stable during this fiscal year. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no delay or required government approvals to exchange dollars for colones (El Salvador currency) or vice versa.

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

(3) Property, Plant, Equipment, Net and Mining Resource Investments
-------------------------------------------------------------------

The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property as of September 30, 1998:

                                             Mining
                              Plant and     Resource       Total
                              Equipment    Investment     09/30/98
                             ----------   -----------   -----------
San Sebastian Gold Mine/
Other Mining Properties      $  103,072   $21,504,605   $21,607,677
San Cristobal Mill and Plant  3,109,321             0     3,109,321
                             ----------   -----------   -----------
  Total Investment           $3,212,393   $21,504,605   $24,716,998
                             ==========   ===========   ===========


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

Investments in Joint Venture

As of September 30, 1998, the Company's investments including charges for interest expense and deductions for gold sale proceeds were $21,450,200, and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $22,040,465.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 1998 and 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                          1998          1997
                                         ------        ------
The Company's net of gold sale
 proceeds advances since 09/22/87     $21,450,199   $17,630,857
The Company's initial investment        3,508,180     3,508,180
Sanseb's investment in the Joint
 Venture                                3,508,180     3,508,180
Sanseb's investment in the mining
 projects and amount due to the
  Company                              22,683,275    20,431,649
                                      -----------   -----------
Total:                                 51,149,834    45,078,866
Advances by the Company's three
 subsidiaries                             590,265       590,265
                                      -----------   -----------
Combined total investment             $51,740,099   $45,669,131
                                      ===========   ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in the Republic of El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, formed in September 1987, has completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at its other El Salvador mining
prospects.   During this fiscal period gold is being produced by
trucking the virgin ore from this site for processing at the SCMP.

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

(6)  Notes Payable and Accrued Interest
---------------------------------------

Notes payable consist of the following:   09/30/98        03/31/98
                                          --------        --------

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using  the undeveloped
land, real estate and all other
assets owned by the Company,  its
subsidiaries and the Joint
Venture as collateral (Note 7)           $4,436,642      $4,175,120


Other (consists primarily of
short-term notes and accrued
interest of $326,228 as of
September 30, 1998 and $305,578
as of March 31, 1998 issued to
trade creditors and others,
interest of varying amounts, in
lieu of actual cash payments) and
a mortgage on a certain parcel of
land located in El Salvador.
(Note 10(f))                              1,278,193         743,071
                                         ----------      ----------

                        Total:           $5,714,835      $4,918,191
                                         ==========      ==========


(7)  Related Party Transactions
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 17 years and three months which amounts to $1,591,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 1998:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,291,967. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $508,971 which includes accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. Interest is also accrued on the shares pledged as collateral. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 6,500 shares from him during this six month fiscal period and it owes him 11,261 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of September 30, 1998.

The Company leases approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge is $2,789 and it also provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,308,175; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of September 30, 1998:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum of $263,393 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $178,875 for legal
services rendered throughout the past years.   Also, the son of the
President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $64,136 which bears interest at an annual rate of 16% payable monthly.

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

Company Net Advances to the Joint Venture

                                Total Advances     Interest Charges
                                --------------     ----------------
Balance April 1, 1990              $ 1,625,163        $   252,060
 Year Ended March 31, 1991             718,843            266,107
 Year Ended March 31, 1992             698,793            312,004
 Year Ended March 31, 1993           1,003,617            347,941
 Year Ended March 31, 1994           1,155,549            451,180
 Year Ended March 31, 1995           2,884,078            751,389
 Year Ended March 31, 1996           3,122,766          1,286,739
 Year Ended March 31, 1997           3,894,692          1,567,375
 Year Ended March 31, 1998           4,397,007          2,179,731
 Through Second Quarter Ended
  September  30, 1998                1,949,691          1,277,257
                                   -----------         ----------
 Balances                           21,450,199          8,691,783
Advances by three of the
 Company's wholly-owned
 subsidiaries                          590,265                  0
                                   -----------         ----------
Total Advances After
 Deducting Gold Sale
 Proceeds as of
 September 30, 1998                $22,040,464         $8,691,783
                                   ===========         ==========

(8)  Commitments
----------------

Reference is made to Notes 2, 4, 5, 6, 7, and 12.

(9)  Income Taxes
-----------------

As of the fiscal year ended March 31, 1997, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,339,645 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2013. An automatic extension of time to file its income taxes for the period March 31, 1998 has been filed with the Internal Revenue Service. There will not be any income tax liability for the fiscal year ended March 31, 1998.

(10)  Description of Securities
-------------------------------

a.  Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 11,113,670 shares were outstanding as of September 30, 1998. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

c.  Stock option activity

                            Six Month Period-    Fiscal Year Ended
                            September 30, 1998    March 31, 1998
                            ------------------   -----------------
                                      Weighted            Weighted
                                       Average             Average
                             Amount     Price     Amount    Price
                           ---------   -------  ---------   -----
Outstanding, beg. yr.      1,327,400    $3.42   1,591,360   $3.22
Granted                            0    $0.00           0   $0.00
Exercised                          0    $0.00     (60,000)  $2.00
Forfeited                          0    $0.00        (710)  $4.25
Expired                      (20,000)   $0.00    (203,250)  $2.25
                           ----------   -----   ----------  -----
Outstanding, end of period 1,307,400    $3.40   1,327,400   $3.42
                           ==========   =====   ==========  =====

A summary of the outstanding stock options as of September 30, 1998, follows:

                                  Weighted Average      Weighted
     Range of          Amount         Remaining          Average
 Exercise Prices    Outstanding    Contractual Life   Exercise Price
-----------------   -----------   -----------------   --------------
 $2.00 to  $2.99       230,000        1.28 years           $2.72
 $3.00 to  $5.00     1,077,400        1.83 years           $3.55


d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares. As of September 30, 1998, there are a total of 17,761 restricted common shares due to him.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Stock Rights - Others

The Company has agreed to issue up to 25,000 of its restricted common shares in connection with a certain consulting agreement.

f.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years; as of September 30, 1998; 30,000 shares are due to this party.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender in connection with the Company's understanding of a stock loan arrangement. The Company borrowed 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender, until January 15, 2000, will have the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,300 shares of the non-related, publicly-held corporation borrowed, may accept payment in the form of 560,750 of the Company's restricted common shares.

g.  S.E.C. Form 8 Registration

On April 4, 1994, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 33-77226 under the Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing common shares pursuant to the guidelines of the Company's 1994 Services and Consulting Compensation Plan. From the 500,000 shares registered, 481,697 were issued and 18,303 shares are authorized to be issued.

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

(14)  Year 2000 Issue
---------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company is in the process of making an assessment of the impact of the year 2000 issue. The Company is initiating communications with its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company will inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third p arties' failure to remediate their own year 2000 issue.

(15)  Unaudited Financial Statements
------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in connection with the financial statements and the notes thereto incl uded in the Company's latest annual report and the filing of the most recent required Securities and Exchange Commission annual Form 10-K.

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              S.E.C. FORM 10-Q - SEPTEMBER 30, 1998
                  PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

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

The following discussion provides information on the results of operations, financial condition, liquidity and capital resources for the six month period of its fiscal years ended September 30, 1998 and September 30, 1997. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Restatement of Prior Period Financial Statements
------------------------------------------------

Overview
--------

A redefined structure of the financial statements for the fiscal years ended March 31, 1998 and March 31, 1997, for the six month periods ended September 30, 1998 and September 30, 1997, and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. The payment of interest and principal is a priority to the distribution of the anticipated future profits earned by the Joint Venture. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged and earned by the Company which is due, payable and maintained as a separate a ccounting. In effect, this restructuring modifies only the financial reporting and at the time that the cash or profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to the contractual agreement entered into by both joint venture parties.

For this fiscal quarterly period, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Joint Venture is producing gold on a limited basis from the gold ore it is excavating from its SSGM open pit and which it is processing at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching gold process on the SSGM site. The cone crushing system is being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or holds leases. All of the mining properties are located in the Republic of El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate operations while it continues its limited production of gold.

Current Status
--------------

The Company currently has purchased and shipped a rod mill and a rotary kiln for carbon reactivation. It is the Company's belief that the rod mill which has been installed should increase the processing of 200 tons of ore to 350 tons of ore per day. With this 75% increase of processing gold ore per day at the SCMP, and providing the price of gold maintains near the $300 per ounce level, the operations are expected to be profitable and the cash flow should be increased to assist the current operating cash needs. The recent hurricane named "Mitch" did not cause any bodily harm to its employees or any damage to its equipment, but it did severely curtail production. Another event that restricted production was the major repair of one of its two ball mills. The installation of the rod mill also caused a temporary close down of the operations.

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

Results of Operation Fiscal Quarter Ended September 30, 1998
------------------------------------------------------------
Compared to September 30, 1997 on a Restated Basis
--------------------------------------------------

The Company, on a consolidated restated basis which includes the Joint Venture and excludes the interest income due from the Joint Venture, had a net loss of $86,564 or less than $.01 cent per share for the six month period ended September 30, 1998 compared to a nominal profit of $7,113 or less than $.01 cent per share for the same 1997 period. This loss was primarily attributable to the lower gold world market selling price and to the lower production of gold.

During the first six months ended September 30, 1998, the Company sold 1,345 ounces of gold and 360 ounces of silver at an average realized gold price of $294 an ounce and for a gross total of $392,624. In addition, the 259 ounces of gold held in its inventory was valued at $76,545 which amounts to a nominal valuation reduction inventory value. This compares with $576,680 in gold sales for 1,757 ounces of gold produced during the same period in 1997. The following schedule reflects the cost to produce gold during this fiscal period:

                     San Sebastian Gold Mine
                   Cost Per Ounce of Gold Sold

                          Six months ended September
                              1998      1997(1)
                              ----      -------
Cash operating (1)            $240       $263
Total cash costs (2)          $266       $293
Total production costs (3)    $391       $353


(1) All direct and indirect costs of the operation, excluding royalties. Includes inventory value changes.

(2) Cash operating costs, general and administrative, selling expense, royalties and amounts due to the Government of El
     Salvador.

(3) Total cash costs plus depreciation which amount to $125 per ounce in 1998 and $60 per ounce in 1997.

Operating costs at the San Sebastian Gold Mine during the first six months of 1998 were slightly lower due to a reduction in labor costs and higher efficiency.

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

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting For Stock-Based Compensation. SFAS 123 defines a "fair value" based method of accounting for employee options or similar equity instrument. SFAS 123 encourages, but does not require the method of accounting prescribed by the Statement, and does allow for an entity to continue to measure compensation cost as prescribed by APB Opinion No. 25. (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with APB 25 must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied, effective for fiscal years beginning after December 15, 1995. The Company has not issued any employee options nor has it made elections to do so as of this date.

Inflation did not have a material impact on the operations. At this time management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

The interest expense in the sum of $362,570 was capitalized by the Joint Venture for the fiscal quarter ended September 30, 1998 and $307,097 for the same period in 1997.

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

Financing Activities, Liquidity and Capital Resources
-----------------------------------------------------

During this six month period the Company borrowed a sum of $796,644; $261,522 was from related parties which included cash and accrued interest; the balance of $535,122 was from unrelated parties and included cash and accrued interest.

The Company expects to continue operating its SSGM by expanding its SCMP production capacity. Additional equipment has been purchased and has been delivered. It is believed that the recently installed rod mill will increase the processing level from approximately 200 to 350 tons per day which is a 75% increase. Additional needed equipment will be purchased or leased. At this level of processing with a grade of gold ore as has been processed in the past and at a $300 per ounce gold selling price, the Company anticipates a sufficient cash flow to operate on a self-sustaining basis. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or through a joint venture or by other creative means.

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

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) appear not to be sufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies. The Company is currently examining sev eral options with respect to project financing however, there can be no assurances of such arrangements being finalized. Should this Company not be able to obtain funding, the expansion progress could be delayed.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that these invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds during the past to continue to modify and retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to purchase additional equipment to improve its grinding circuitry, to perform diamond drilling on the SSGM, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding.

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

From September 1987 through September 30, 1998, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $21,450,199 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $22,040,464. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SS GM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, recently for the purchase and installation of a rod mill and a rotary kiln for carbon reactivation, and for many other related needs.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, although much time has lapsed, interested investors continue to be apprehensive and skeptical about the political status of the Republic of El Salvador and therefore continue to be hesitant to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 18 years and therefore depressed the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the stock market price places the Company in a situation of diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during this fiscal year ended March 31, 1999.

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

Recently Issued Financial Accounting Standards
----------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an
Enterprise and Related Information.   The provisions of SFAS 130 and
SFAS 131 will be effective for fiscal years beginning after December 15, 1997. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income would include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those s egments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. Upon adoption of SFAS 130, the Company does not anticipate a material impact on its financial statements. Upon adoption of SFAS 131, the Company does anticipate a material impact on its on its reported disclosures.

Dividends
---------

For the foreseeable future, it is anticipated that the Company will use its earnings to finance its growth and that dividends will not be paid to shareholders.

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

   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - SEPTEMBER 30, 1998
                     PART II - FINANCIAL INFORMATION

Item 1.  Legal Proceedings

         There is no adverse litigation that could materially affect the Company.

Item 2.  Changes in Securities

         Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 16, 1998, the Company held its annual meeting of shareholders. The shareholders voted affirmatively on the following four items at the meeting:

         Proposal I was the election of two Class III Directors of the Company: Edward L. Machulak and Sidney Sodos both were elected as Class III Directors for a term of three years expiring at the annual meeting of shareholders to be held in the year of 2001. The proposal electing Edward L. Machulak passed with votes of 9,505,163 in favor of the proposal; 162,330 votes withheld authority. The proposal electing Sidney Sodos passed with votes of 9,518,569 in favor of the proposal; 148,924 votes withheld authority.

         Proposal II was to reincorporate from a Delaware corporation to a Wisconsin corporation by merger into the Company's wholly-owned subsidiary, CGC of Wisconsin, Inc. The proposal passed with 6,391,681 votes in favor of the proposal; 157,740 votes were against the proposal and 46,761 votes abstained.

         Proposal III was to ratify the appointment of Bruce Michael Redlin, C.P.A. as the Company's independent public accountant for its fiscal year ended March 31, 1999. The proposal passed with 9,519,696 votes in favor of the proposal; 91,301 votes were against the proposal and 56,496 votes abstained.

         There was a proposal from the floor to ratify the acts of the Directors and Officers, including all related party transactions. The proposal passed with 9,667,493 votes in favor of the proposal and none against it.

Item 5.  Other Information

         The Company was recently informed by the Nasdaq Stock Market (Nasdaq) that the Company was not in compliance with the minimum per share price requirement for stock traded on Nasdaq. The Company would be in compliance if its stock trades at or above the minimum bid price of $1.00. The Company was informed that its shares may be delisted from trading if it cannot meet the Nasdaq requirements. The Company requested an oral hearing and it did meet with a Panel authorized by the National Association of Securities Dealers, Inc. Board of Governors on November 12, 1998. The Company's position was that it needed additional time to meet Nasdaq's requirements and asked not to be delisted. Nasdaq may delist the shares from trading and if it does, the Company may request a hearing to appeal the delisting.

Item 6.  Reports on Form 8-K

         Form 8-K dated October 22, 1998 regarding the discussions and actions that took place at the Company's Annual Shareholders' meeting held on October 16, 1998. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on October 23, 1998.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company


Date:  November 13, 1998       /s/ Edward L. Machulak
                               ------------------------
                               Edward L. Machulak
                               President, Chief Executive,
                               Operating and Financial Officer
                               and Treasurer