Form 10-Q
period 1998-12-31
COMMERCE GROUP CORP /WI/
filed 1999-02-16
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31,  1998

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
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

                           6001 North 91st Street
                       Milwaukee, Wisconsin  53225-1795
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,241,670 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 1998.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

              FOR THE SECOND QUARTER ENDED DECEMBER 31, 1998

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        Consolidated Balance Sheets


                                 December 31, 1998         March 31, 1998
                                    (Unaudited)              (Audited)
                                 ------------------        --------------
                                   ASSETS
                                   ------

Current assets
 Cash                               $    59,234              $    61,287
 Investments                            186,182                  187,792
 Accounts and notes receivable          331,115                  452,534
 Inventories                            167,866                  205,300
 Prepaid items and deposits              60,194                   49,939
                                    -----------              -----------
    Total current assets                804,591                  956,852

Real estate (Note 5)                  1,179,836                1,179,836
Property, plant and equipment,
 net                                  3,070,994                3,332,303
Mining resources investment          22,036,200               20,330,660
                                    -----------              -----------
  Total assets                      $27,091,621              $25,799,651
                                    ===========              ===========

                                LIABILITIES
                                -----------
Current liabilities
 Accounts payable                   $   381,608              $   342,298
 Notes and accrued interest
  payable to related parties
  (Notes 6 & 7)                       4,740,817                4,175,120
 Notes and accrued interest
  payable to others (Note 6)          1,272,436                  743,071
 Accrued salaries                     1,644,015                1,509,015
 Accrued legal fees                     178,875                  175,082
 Other accrued expenses                 510,370                  461,186
                                    -----------              -----------
  Total liabilities                   8,728,121                7,405,772

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 & 12)

                            SHAREHOLDERS' EQUITY
                            --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1998-none; 1997-none shares
  (Note 10)                         $         0              $         0

Common stock, $0.10 par value:
 Authorized 15,000,000 shares;
 Issued and outstanding:
 March 31, 1998-11,039,670
  (Note 10)                                                    1,103,967
 December 31, 1998-11,241,670
  (Note 10)                           1,124,167
Capital in excess of par value       17,105,799               16,969,724
Retained earnings (deficit)             133,534                  320,188
                                    -----------              -----------
  Total shareholders' equity         18,363,500               18,393,879
  Total liabilities and             -----------              -----------
  shareholders' equity              $27,091,621              $25,799,651
                                    ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
              For the Nine Months Ended December 31 (Unaudited)


                         Three Months Ended
                            Third Quarter            Nine Months Ended
                       12/31/98      12/31/97      12/31/98     12/31/97
                       --------      --------      --------     --------
Revenues:
 Gold sales         $   163,802   $   315,560   $   556,426  $    892,440
 Campground income       14,866        12,598        58,226        55,925
                    -----------   -----------   -----------  ------------
  Total revenues        178,668       328,358       614,652       948,365

Expenses:
 Cost of gold sales $   154,825   $   160,203   $   402,938  $    562,779
 Depreciation            84,983        56,071       253,758       161,906
 General,
  administrative and
  campground expense     67,146        51,733       229,454       215,239
                    -----------   -----------   -----------  ------------
    Total expenses      306,954       268,007       886,150       939,924

Other income:
 Miscellaneous
  income            $        (3)  $       393   $       246   $     3,018
 El Salvador added
  value tax refund       28,199        28,200        84,598        84,598
                    ------------  -----------   -----------   -----------
   Other income          28,196        28,593        84,844        87,616

Net profit (loss)   $  (100,090)  $    88,944   $  (186,654)   $   96,057
 Credit (charges)
  for income taxes            0             0             0             0
Net income (loss)   ------------- ------------  ------------   ----------
 after income tax
 credit (charge)    $  (100,090)  $    88,944   $  (186,654)  $    96,057
                    ============  ===========   ============  ===========
Net income (loss)
 per share (Note 2)
 basic              $    (.0090)  $     .0087   $    (.0168)  $     .0094
                    ============  ===========   ============  ===========
Net income (loss)
 per share (Note 2)
 diluted            $    (.0076)  $     .0074   $    (.0141)  $     .0080
                    ============  ===========   ============  ===========
Weighted av. common
 shares outstanding
 (Note 2)            11,115,694    10,249,886    11,115,694    10,249,886
                    ===========   ===========   ===========   ===========
Weighted av. diluted
 common shares
 (Note 2)            13,192,385    12,006,670    13,192,385    12,006,670
                    ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       Consolidated Statements of Changes in Shareholders' Equity
          Through the Period Ended December 31, 1998 (Unaudited)



                                     Common Stock
                        ------------------------------------

                                    Capital in                Retained
                         Number of   Excess of                Earnings
                           Shares    Par Value    Par Value  (Deficit)
                        ----------  ----------  -----------   --------
Balance March 31, 1997   9,193,042  $  919,304  $14,359,037   $201,585
Net Income (Loss) for
 FY March 31, 1998                                             118,603
Common Shares Issued
 Through March 31, 1998  1,846,628     184,663    2,610,687
                        ----------  ----------  -----------   --------
Balance March 31, 1998  11,039,670  $1,103,967  $16,969,724   $320,188
Net Income (Loss)
 Third Quarter 12/31/98                                       (186,654)
Common Shares Issued
 Through Third Quarter
 12/31/98                  202,000      20,200      136,075
Balance as of           ----------  ----------  -----------   --------
 December 31, 1998      11,241,670  $1,124,167  $17,105,799   $133,534
                        ==========  ==========  ===========   ========

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 Consolidated Statements of Cash Flows
            For the Nine Months Ended December 31 (Unaudited)



                                             12/31/98        12/31/97
                                             --------        --------
Operating activities:
 Net income (loss)                        $  (186,654)    $    96,057
                                          ------------    -----------
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
 Depreciation                                 253,758         161,906
Changes in assets and liabilities
 Decrease (increase) in account receivables   121,419         (63,454)
 Decrease (increase) in investments             1,610           7,096
 Decrease (increase) in inventories            37,434         (27,288)
 Decrease (increase) in prepaid items and
  deposits                                    (10,255)        (20,300)
 Increase (decrease) in accounts payable
  and accrued liabilities                      88,494         600,854
 Increase (decrease) in accrued salaries      135,000         135,000
 Increase (decrease) in accrued legal fees      3,793          38,013
                                          -----------    ------------
 Total adjustments                            631,253         831,827
                                          -----------    ------------
 Net cash provided by (used in) operating
  activity                                    444,599         927,884

Investing activities:
 Investment in mining resources            (1,697,989)     (2,831,661)
                                          ------------     -----------
 Net cash used in investing activities     (1,697,989)     (2,831,661)

Financing activities:
 Net borrowings                             1,095,062         604,582
 Preferred stock redeemed                           0      (1,515,000)
 Common stock issued                          156,275       2,094,355
                                           ----------      -----------
Net cash provided by (used in)
 financing activities                       1,251,337       1,183,937

Net increase (decrease) in cash
 and cash equivalents                          (2,053)       (719,840)
Cash - beg. of year                            61,287         796,106
                                          ------------    ------------
Cash - end of year                        $    59,234     $    76,266
                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
            Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information for the nine month period ended December 31, 1998 and 1997:

1.   The following amounts of interest expense accrued were capitalized:
     $556,398 (1998), $479,988 (1997).

2. The interest expense paid in cash for the nine month period was $1,082 (1998) and $16,875 (1997).

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

Supplemental schedule of non-cash investing and financing activities during the nine month periods ended December 31, 1998 and 1997:

1. The Company issued the following common shares for the values shown for services rendered:

                               Shares       Value
                               ------       ------
                     1998       4,100      $  3,350
                     1997      50,800      $112,180

2. A total of 1,515 Series A Convertible Stock in the principal amount of $1,515,000 was converted into 989,965 common shares in the year ended March 31, 1998 and 985 shares of the same issue in the principal amount of $985,000 were converted into 655,227 common shares in the year ended March 31, 1997.

3. The gross proceeds from the sale of gold for 1998 amounted to $556,426 and $892,440 for 1997.

4. Other non-cash items were for unpaid salaries, legal and director fees which amounted to $182,613 for 1998 and $160,666 for 1997.

5. Non-cash equipment financing activities were none for 1998 and none for 1997.


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         Notes to Consolidated Financial Statements (Unaudited)
                             December 31, 1998



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

The balance sheet effect of the restatement was to reduce the Joint Venture advances by a total of $3,574,460 which consisted of the following amounts: $1,511,895 for 1998; $1,012,739 for 1997; $816,029 for
1996; and $233,797 for prior years. Retained earnings were reduced by an offsetting amount for both 1997 and 1996 and prior years. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

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

Accounts Receivable

The accounts receivable account consists of gold bullion produced and shipped to the refinery, pending payment, a refund due for an added value tax refund, and miscellaneous receivables.

Inventory

Inventories consist of the following as of December 31:


                                                     1998        1997
                                                     ----        ----
Gold in process (1) (Stated at market value)     $  74,056   $  75,065
Materials and supplies (Stated at cost)             93,810     143,473
                                                 ---------   ---------
                                                 $ 167,866   $ 218,538

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

If on December 31, 1998, 1,377,400 option shares, the 74,056 loan shares, and the 625,235 stock rights would be added to the weighted average calculated number of shares which amounts to 11,115,694 the total number of the weighted average fully diluted shares would be 13,192,385, and the loss per share for the fiscal period ended December 31, 1998, would be much less than $.02 per share. The same assumptions were used for the same 1997 fiscal period and the gain is much less than $.01 per share.

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

(3) Property, Plant, Equipment, Net and Mining Resource Investments
-------------------------------------------------------------------

The following is a summary of the net book value of plant and equipment, and of mining properties and development costs by property as of December 31, 1998:

                                              Mining
                               Plant and     Resource       Total
                               Equipment    Investment     12/31/98
                               ---------   -----------   -----------
San Sebastian Gold Mine/
Other Mining Properties       $   97,028   $22,036,200   $22,133,228
San Cristobal Mill and Plant   2,973,966             0     2,973,966
                              ----------   -----------   -----------
  Total Investment            $3,070,994   $22,036,200   $25,107,194
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

Investments in Joint Venture

As of December 31, 1998, the Company's investments including charges for interest expense and deductions for gold sale proceeds were $22,327,100 and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $22,917,365.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 1998 and 1997, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                            1998            1997
                                            ----            ----
The Company's net of gold sale
 proceeds advances since 09/22/87       $22,327,101     $18,615,708
The Company's initial investment          3,508,180       3,508,180
Sanseb's investment in the Joint Venture  3,508,180       3,508,180
Sanseb's investment in the mining
 projects and amount due to the Company  23,259,838      20,977,172
                                        -----------     -----------
Total:                                   52,603,299      46,609,240
Advances by the Company's three
 subsidiaries                               590,265         590,265
                                        -----------     -----------
Combined total investment               $53,193,564     $47,199,505
                                        ===========     ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in the Republic of El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, formed in September 1987, has completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the SSGM minable gold ore reserves and at its other El
Salvador mining prospects.   During this fiscal period gold is being
produced by trucking the virgin ore from this site for processing at the SCMP.

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

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), a governmental agency of El Salvador, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments.

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

(6)  Notes Payable and Accrued Interest
---------------------------------------

Notes payable consist of the following:      12/31/98       03/31/98
                                             --------       --------


Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using  the undeveloped
land, real estate and all other
assets owned by the Company,  its
subsidiaries and the Joint
Venture as collateral (Note 7)              $4,740,817    $4,175,120

Other (consists primarily of
short-term notes and accrued
interest of $320,243 as of
December 31, 1998 and $305,578 as
of March 31, 1998 issued to trade
creditors and others, interest of
varying  amounts, in lieu of
actual cash payments) and a
mortgage on a certain parcel of
land located in El Salvador.                 1,272,436       743,071
                                            ----------    ----------
                             Total:         $6,013,253    $4,918,191
                                            ==========    ==========

(7)  Related Party Transactions
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 17 years and six months which amounts to $1,623,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 1998:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,447,359. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $529,774 which includes accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and
payable monthly.   Interest is also accrued on the shares pledged as
collateral. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 12,500 shares from him during this nine month fiscal period and it owes him 18,925 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. It may o we additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of December 31, 1998.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,422,768; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of December 31, 1998:

The President's wife's Individual Retirement Account ("IRA") has the Company's open-ended, secured, on-demand promissory note in the sum of $274,159 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $178,875 through September 30, 1998 for legal services rendered throughout the past years. Also, the son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $66,757 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have a right to exchange the amount due to them for the Company's common shares. All of the Directors have exchanged their Director fees for the Company's common shares as of March 31, 1998.

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

Company Net Advances to the Joint Venture
------------------------------------------
                                         Total Advances  Interest Charges
                                         --------------  ----------------
Balance April 1, 1990                    $ 1,625,163        $   252,060
  Year Ended March 31, 1991                  718,843            266,107
  Year Ended March 31, 1992                  698,793            312,004
  Year Ended March 31, 1993                1,003,617            347,941
  Year Ended March 31, 1994                1,155,549            451,180
  Year Ended March 31, 1995                2,884,078            751,389
  Year Ended March 31, 1996                3,122,766          1,286,739
  Year Ended March 31, 1997                3,894,692          1,567,375
  Year Ended March 31, 1998                4,397,007          2,179,731
  Through Third Quarter Ended
   December  31, 1998                      2,826,592          1,936,358
                                          ----------         ----------
  Balances                                22,327,100          9,350,884
 Advances by three of the Company's
 wholly-owned subsidiaries                   590,265                  0
  Total Advances After Deducting Gold    -----------         ----------
  Sale Proceeds as of December 31, 1998  $22,917,365         $9,350,884
                                         ===========         ==========
(8)  Commitments
----------------

Reference is made to Notes 2, 4, 5, 6, 7, and 12.

(9)  Income Taxes
-----------------

As of the fiscal year ended March 31, 1998, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $1,859,878 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2013.

(10)  Description of Securities
-------------------------------

a.  Common Stock

The Company's Delaware Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 11,241,670 shares were outstanding as of December 31, 1998. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the comm on stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

c.  Stock option activity


                            Nine Month Period        Fiscal Year Ended
                            December 31, 1998           March 31, 1998
                           ------------------        -----------------
                                      Weighted               Weighted
                                       Average                Average
                            Amount      Price        Amount    Price
                            ------    ---------      ------  --------
Outstanding, beg. yr.    1,327,400      $3.42     1,591,360    $3.22
Granted                     70,000      $0.75             0    $0.00
Exercised                        0      $0.00       (60,000)   $2.00
Forfeited                        0      $0.00          (710)   $4.25
Expired                    (20,000)     $0.00      (203,250)   $2.25
                         ----------     -----     ----------   -----
Outstanding,
 end of period           1,377,400      $3.27     1,327,400    $3.42
                         =========      =====     ==========   =====

A summary of the outstanding stock options as of December 31, 1998, follows:

                                 Weighted Average       Weighted
   Range of           Amount        Remaining            Average
Exercise Prices    Outstanding   Contractual Life    Exercise Price
---------------    -----------   ----------------    --------------
$2.00 to  $2.99      300,000        2.28 years           $2.26
$3.00 to $5.00     1,077,400        1.58 years           $3.55

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its common shares. As of December 31, 1998, there are a total of 31,425 restricted common shares due to him.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years; as of December 31, 1998; 40,037 shares are due to this party.

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

f.  S.E.C. Form S-8 Registration

On April 4, 1994, the Company filed its Securities and Exchange
Commission Form S-8 Registration Statement No. 33-77226 under the
Securities Act of 1933, to register 500,000 of the Company's $.10 par value common stock for the purpose of distributing common shares pursuant to the guidelines of the Company's 1994 Services and Consulting
Compensation Plan. From the 500,000 shares registered, 481,697 were issued and 17,703 shares are authorized to be issued.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - DECEMBER 31, 1998
                     PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

Events Relating to Nasdaq's Halting the Trade of the Company's Shares
---------------------------------------------------------------------

On November 12, 1998, the Company appeared before the Nasdaq Listing Qualifications Hearing Panel ("Panel") pursuant to the Procedure on Grievances concerning Automated Systems contained in Rule 4800 Series of the NASD Code of Procedure. The Panel had been designated by the Board of Governors to determine if the quotations of the securities of the Company should continue to be listed on The Nasdaq SmallCap Market, notwithstanding its failure to meet the bid price requirement of $1.00 per share as set forth in NASD Marketplace Rule 4310(c)(4).

On December 7, 1998, the Panel determined to continue the Company's listing on the Nasdaq SmallCap Market pursuant to an exception where on or before February 10, 1999, the Company had to evidence a closing bid price equal to or greater than $1.00 per share and thereafter the Company must demonstrate a closing bid price of $1.00 per share for a minimum of ten consecutive trading days. The determination also stated that in order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company fails to meet any of the terms of this exception, the Company's securities will be delisted from the Nasdaq Stock Market.

In accordance with the Panel's decision, the Company issued a press release announcing its conditional listing on the Nasdaq SmallCap Market and the change of its trading symbol from CGCO to CGCOC effective December 9, 1998. Subsequently, on January 19, 1999, the Nasdaq Listing and Hearing Review Council ("Review Council") called for the review of the December 7, 1998 decision of the Panel. The matter was called for review to determine whether it was appropriate for the Panel to grant the Company an exception to the bid price requirement.

On January 29, 1999, at 16:28:43 p.m. E.D.T. Nasdaq halted the trading of the Company's shares pending receipt of information as to the Company's decision to develop a Web portal. On that day, approximately 2,000,000 shares of the Company's common stock were traded. This followed the Company's issuance of the press release relating to its plans to have its subsidiary Ecomm Group Inc. (formerly Piccadilly Advertising Agency, Inc.) together with The Interactive Business Channel Inc. to consolidate Web sites into a Web portal. The Company promptly responded to Nasdaq's request for information and to a subsequent request for additional information. On February 9, 1999, Nasdaq's staff referred the matter back to the Panel for determination as to whether or not the Company qualifies for inclusion in the Nasdaq Stock Market. Nasdaq staff has recommended that the Company be disqualified for inclusion in the Nasdaq Stock Market on public interest grounds, based on staff's opinion that the Company does not have sufficient agreements in place or resources to justify its announcing a plan to develop a new Web portal. The Company strongly disagrees with the opinion of the Nasdaq staff, has referred Nasdaq staff to the arrangements that it has made with The Interactive Business Channel Inc., and intends to contest the recommendation of Nasdaq staff before the Panel. (The Form 8-K filed with the U.S. Securities and Exchange Commission in connection with the halt and the Company's arrangements with The Interactive Business Channel Inc. is incorporated by reference. It was filed electronically through the EDGARLink Electronic Filing System on February 8, 1999.) Reference is also made to Item 6. Reports on Form 8-K.

Results of Operations, Financial Condition, Liquidity and Capital
Resources
-----------------------------------------------------------------

The following discussion provides information on the results of operations, financial condition, liquidity and capital resources for the nine-month period of its fiscal years ended December 31, 1998 and December 31, 1997. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview and Restatement of Prior Period Financial Statements
-------------------------------------------------------------

A redefined structure of the financial statements for the fiscal years ended March 31, 1998 and March 31, 1997, for the nine month periods ended December 31, 1998 and December 31, 1997, and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. The payment of interest and principal is a priority to the distribution of the anticipated future profits earned by the Joint Venture. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged and earned by the Company which is due, payable and maintained as a separate ac counting. In effect, this restructuring modifies only the financial reporting and at the time that the cash or profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to the contractual agreement entered into by both joint venture parties.

For this fiscal quarterly period, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Notes 3 and 7 in the financial statements for additional details.

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

Current Status
--------------

The Company during this fiscal year purchased and shipped a rod mill and a rotary kiln for carbon reactivation. It is the Company's belief that the rod mill which has been installed should increase the processing of 200 tons of ore to 350 tons of ore per day. With this 75% increase of processing gold ore per day at the SCMP, and providing the price of gold maintains near the $300 per ounce level, the operations are expected to be profitable and the cash flow should be increased to assist the current operating cash needs. The Joint Venture has not reached its goal of processing 350 tons of gold ore per day during this third quarter period. The recent hurricane named "Mitch" did not cause any bodily harm to its employees or any damage to its equipment, but it did severely curtail production. Another event that restricted production was the major repair of one of its two ball mills. The installation of the rod mill also caused a temporary close down of the operations.

The rotary kiln for carbon reactivation will not only regenerate the carbon to make the carbon more effective, but this process should increase the production of gold. The cone crushing system is being assembled and should also be a cost saving factor. The Company seeks funds to start a heap-leaching operation at the SSGM. Instead of casting aside the low grade of ore and handling it twice, it could place it on heap-leaching pads which should increase both revenue and profits.

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

Results of Operation Fiscal Quarter Ended December 31, 1998 Compared to December 31, 1997 on a Restated Basis
------------------------------------------------------------------------

The Company, on a consolidated restated basis which includes the Joint Venture and excludes the interest income due from the Joint Venture, had a net loss of $186,654 or less than $.02 cents per share for the nine month period ended December 31, 1998 compared to a nominal profit of $88,944 or less than $.01 cent per share for the same 1997 period. This loss was primarily attributable to the lower gold world market selling price and to the lower production of gold.

During the first nine months ended December 31, 1998, the Company sold 1,907 ounces of gold and 607 ounces of silver for a gross total of $556,426. This compares with $892,440 in gold sales for 2,591 ounces of gold and 690 ounces of silver produced during the same period in 1997. In addition, the 259 ounces of gold held in its inventory was valued at $74,055 which amounts to a nominal valuation reduction in inventory value. The following schedule reflects the cost to produce gold during this fiscal period:

                           San Sebastian Gold Mine
                         Cost Per Ounce of Gold Sold

                                    Nine months ended December
                                        1998          1997(1)
                                        ----          -------
Cash operating (1)                      $268           $241
Total cash costs (2)                    $294           $272
Total production costs (3)              $427           $334

(1) All direct and indirect costs of the operation, excluding royalties. Includes inventory value changes.

(2) Cash operating costs, general and administrative, selling expense ($83, 1998; $55, 1997), royalties and amounts due to the Government of El Salvador ($26, 1998; $31, 1997).

(3) Total cash costs plus depreciation which amount to $133 per ounce in 1998 and $62 per ounce in 1997.

There is no current or deferred provision for income taxes during 1998 or 1997. Additionally, although the Company has operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1998 or 1997 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

The interest expense in the sum of $556,399 was capitalized by the Joint Venture for the fiscal quarter ended December 31, 1998 and $479,988 for the same period in 1997.

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

Financing Activities, Liquidity and Capital Resources
-----------------------------------------------------

During this nine month period the Company borrowed a sum of $1,095,062; $565,697 was from related parties which included cash and accrued interest; the balance of $529,365 was from unrelated parties and included cash and accrued interest.

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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 1,000 ton-per-day open-pit, heap-leach operation could produce an additional 500 ounces of gold per month It is necessary to raise adequate funds for this operation; the amount needed is dependent on the targeted daily volume. An ideal amount of funds to have would be U.S. $13 million which would start the open-pit, heap-leach at a rate of 2,000 tons per day and the profits and cash flow then could be used to expand this operation to 6,000 tons per day.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The Company believes that these invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence a potential substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds to continue to modify and retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase a crushing system, to purchase additional equipment to improve its grinding circuitry, to perform diamond drilling on the SSGM, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's underta king via a debt and equity structure of funding.

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time and with additional capital to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital.

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

From September 1987 through December 31, 1998, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $22,327,100 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $22,917,365. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSG M infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, recently for the purchase and installation of a rod mill and a rotary kiln for carbon reactivation, and for many other related needs.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, although much time has lapsed, interested investors continue to remember the political conflict and therefore remain apprehensive and skeptical about the political status of the Republic of El Salvador. Therefore the investors continue to be hesitant to invest funds. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 18 years and also depressed the market price of the Company's common shares as well as the common shares of most of the world-wide mining companies. This decline in the stock market price places the Company in a situation of diluting it s common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during this fiscal year ended March 31, 1999.

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

   COMMERCE GROUP CORP,. ITS SUBIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q - DECEMBER 31, 1998
                    PART II - FINANCIAL INFORMATION


Item 1.   Legal Proceedings

          There is no adverse litigation that could materially affect the Company.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          S.E.C. Form 8-K dated October 22, 1998 regarding the discussions and actions that took place at the Company's Annual Shareholders' meeting held on October 16, 1998. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on October 23, 1998.)

          S.E.C. Form 8-K dated December 9, 1998 regarding the determination of the Nasdaq Listing Qualifications Panel to continue the Company's listing on The Nasdaq SmallCap Market with the following exception: on or before February 10, 1999, the Company must evidence a closing bid price equal to or greater than $1.00 per share; thereafter the Company must demonstrate a closing bid price of $1.00 per share for a minimum of ten consecutive trading days and be in compliance with all requirements for continued listing on the Nasdaq SmallCap Market. If the Company fails to meet any of the terms of the exception, the company securities would be delisted from The Nasdaq Stock Market SM (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on December 9, 1998.)

         S.E.C. Form 8-K dated February 6, 1999, stating that the Company entered into an agreement with The Interactive Business Channel, Inc. to develop an Internet business with the Company's wholly-owned subsidiary, Piccadilly Advertising Agency, Inc. (which corporate name was changed to Ecomm Group, Inc.) and to provide the Company with public relations services designed to give the Company more exposure on the Internet. The January 27, 1999 Agreement was attached to the Form 8-K as Exhibit A. Ecomm's business plan was attached to the Form 8-K as Exhibit B. The press releases about the Company's plans in respect to the agreement, Nasdaq's subsequent halt of the trade of the Company's shares pending the receipt of additional information, and the Boston Stock Exchange's subsequent halt of the trading of the Company's shares were also attached to the Form 8-K and identified as Exhibits C, D and E respectively. (Incorporated by reference as this Form 8-K was filed electronically through the EDGARLink Electronic Filing System on February 8, 1999.)


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company



                               /s/ Edward L. Machulak
Date:  February 12, 1999       ------------------------------------
                               Edward L. Machulak
                               President, Chief Executive, Operating and
                               Financial Officer and Treasurer