Form 10-K
period 1999-03-31
COMMERCE GROUP CORP /WI/
filed 1999-06-24
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1999

                       Commission File Number 1-7375

                            COMMERCE GROUP CORP.

          (Exact name of registrant as specified in its charter)

             DELAWARE                                39-6050862
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

                         6001 North 91st Street
                     Milwaukee, Wisconsin 53225-1795
          (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
     -------------------                ---------------------
Common Shares $0.10 par value            Boston Stock Exchange
                               Over The Counter Bulletin Board (OTC BB)*1


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. (   )

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the OTC BB on May 17, 1999, was approximately $7,765,628.

Common shares outstanding as of March 31, 1999, were 11,577,527.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

*1  Effective May 5, 1999.

                         COMMERCE GROUP CORP.
                    1999 FORM 10-K ANNUAL REPORT
               For the Fiscal Year Ended March 31, 1999

                           TABLE OF CONTENTS

                                                                 Page

                                PART I

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders
Item 4(a).  Executive Officers and Managers of the Company

                               PART II

Item 5.     Market for the Company's Common Stock and Related
             Stockholders' Matters
Item 6.     Selected Financial Data
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations
Item 8.     Financial Statements and Supplementary Data
Item 9.     Changes in and Disagreements on Accounting and Financial
             Disclosure

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

                                   PART I


ITEM 1.  BUSINESS
-----------------

GENERAL
-------

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") was a Delaware corporation which merged into a Wisconsin corporation on April 1, 1999, with its corporate headquarters based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968 on the over-the-counter market. Its common shares have been traded on the Boston Stock Exchange from February 1975 to the present date and on the Nasdaq Small-Cap Market from March 1987 to March 31, 1999, the date it was delisted. On May 5, 1999, the Company's shares began trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO. The Company is in the precious metals mining and the Internet business.

INTERNET BUSINESS
-----------------

ORIGINATION

On January 27, 1999, Commerce entered into an agreement with Interactive Business Channel, Inc. (IBC) of Irvine, California to develop an Internet business with Commerce's wholly-owned subsidiary, Piccadilly Advertising Agency, Inc. (PAA), a Wisconsin corporation formed on July 9, 1974. On January 27, 1999, PAA's Articles of Incorporation were amended to change the name of the corporation to Ecomm Group Inc. (Ecomm). Effective January 29, 1999, Ecomm's domain name was registered as ecommgroup.com.

Ecomm was formed with the belief that a significant opportunity exists to develop and consolidate certain fragmented niches of the Internet community into a web portal. Ecomm's principal business is to evaluate, structure and complete Internet-related business combinations in the form of investments in or a merger or acquisition of prospects consisting of private companies, partnerships or sole proprietorships.

DEVELOPMENT OF A WEBSITE AND THE ACQUISITION OF INTERNET COMPANIES

Ecomm has been developing its new MyInternet.to web portal since January 1999. To date, Ecomm has completed the beta site located at
http://www.homestead.com/myinternetbeta.   The beta site currently
features data from CBSMarketwatch.com, Multex.com, Dow Jones, Red Herring, HotBot, Goto.com, ProFlowers, Accuweather.com and much more. Ecomm is considering retaining Webzter Corporation to complete the beta site. It is expected that the completion of the web portal should be achieved soon.

IBC has informed the Company that it has owned and operated the ibchannel.com website since June of 1997, and that its website has grown to over 500,000 hits in January 1999. IBC plans to develop Ecomm primarily by outsourcing production work to web design and development companies. IBC has identified the key aspects of launching Ecomm's Internet business in the near future. Ecomm's business strategy is to build its web portal through the acquisition and consolidation of selected Internet companies. Ecomm will review, evaluate, structure and acquire or merge Internet businesses; then it plans to combine them into its web portal. Ecomm presently has a letter of intent to acquire an Internet company and its president has discussed the acquisition or merger with several other Internet companies. In addition, the Company and IBC have agreed to use their respective expertise to develop and incorporate a website related to the mining industry.

PLANS TO SET UP THE WEB PORTAL

The new websites that Ecomm acquires will function autonomously, but will be linked together and share the same brand name. Ecomm has arranged to have its own site, which will be launched as soon as practicable. The web portal will be maintained by IBC and the companies it acquires, and it does not require substantial additional personnel. Technical support, marketing, advertising and website maintenance will be handled by Ecomm and the companies it acquires. IBC has been retained to assist the company in the aforementioned areas. Ecomm is currently evaluating data vendors and the purchase or lease of a web portal site.

It is expected that the web portal will derive revenue from e-commerce, joint venturers, strategic alliances and from other revenue streams. The web portal may serve any Internet customers seeking services including: free e-mail, chat, free web pages, auctions, and instant messaging. Its potential customers will be the customers that the acquired Internet companies have and it will build on that base through marketing and advertising.

In consideration of the foregoing, the Company agreed to issue at no cost to IBC the ownership of 49% of Ecomm's common shares. On January 31, 1999, Mr. Matthew Marcus was elected as the President and Director of Ecomm. Mr. Edward A. Machulak (son of Edward L. Machulak) the Director, Executive Vice President and Secretary of the Company continues his position as the Secretary and Director of Ecomm. One of his companies, MacPak, Inc. has developed an on-line city guide portal named miy.com and his company has been developing websites for others. Mr. Edward L. Machulak, the Company's Chairman, Chief Executive Officer and Treasurer continues his position as the Treasurer and as a Director of Ecomm.

There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

PRECIOUS METAL MINING
---------------------

Commerce presently is engaged in the exploration and development of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which owns the concession rights to extract gold from the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by profits and cash flow. This can be achieved by its continuing to be a low cost gold producer, by increasing production and by expanding its gold ore reserves.

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

OPERATIONS

Currently the Joint Venture is processing gold ore on a curbed basis at its SCMP. All of the gold ore is from the SSGM open pit. The SCMP is located approximately 13 miles west of the SSGM. Commerce acquired the SCMP facility on February 23, 1993, and the Joint Venture thereafter made and continues to make constant substantial renovations and modifications for the expansion of the plant and equipment before and after placing this facility into a curbed operation. From March 31, 1995, and through the fiscal year ending March 31, 1998, 16,086 ounces of bullion containing 9,066 ounces of gold and 3,336 ounces of silver were produced at the SSGM and then sold. In the fiscal year ended March 31, 1999, 4,381 ounces of bullion containing 2,684 ounces of gold and 836 ounces of silver were produced and sold. Revenues from this SSGM production were used primarily to fund further exploration of ore reserves at the SSGM, to fund the exploration of the other mining prospects, and to fund expansion improvements at the SCMP.

There are approximately 1.6 million ounces of proven and estimated gold ore reserves at the SSGM and the other El Salvador gold mines.
Currently, and for all financial statement periods presented herein, the SSGM is the only one of the Company's mining properties which has generated revenues, although there are strong initial indications of commercial gold ore present at the other sites.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:


                                                            Ounces
                                                     --------------------
                                           Average
                                  Tons      Grade    Contained   Probable
                               ----------  -------   ---------   --------
1.  San Sebastian Gold Mine
    (a) Virgin ore, dump waste
        material and tailings  14,420,268    0.081   1,168,042

    (b) Stope fill (estimated)  1,000,000    0.340                340,000
                               ----------            ---------    -------
                               15,420,268            1,168,042    340,000
2.  San Felipe-El Potosi Mine
    (a) Tailings                  185,000    0.060      11,100
3.  Hormiguero Mine
    (a) Tailings                  150,000    0.064       9,600
                               ----------            ---------   -------
    Totals                     15,755,268            1,188,742   340,000
                               ==========            =========   =======

The anticipated recovery for processing via the SCMP will range from 85% to 90% and for heap leaching from 65% to 70%.

As of March 31, 1999, the total investment in the El Salvador mining projects by Commerce, three of Commerce's wholly-owned subsidiaries, Sanseb, and the Joint Venture amounted to $54,584,132.

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

ORGANIZATIONAL STRUCTURE
------------------------

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

                                                       % Ownership
                                                       -----------
Homespan Realty Co., Inc. ("Homespan")                    100.0
Mineral San Sebastian, S.A. de C.V. ("Misanse")            52.0
Piccadilly Advertising Agency, Inc. ("Piccadilly")
Since 01/28/99 the name was changed to
Ecomm Group Inc. ("Ecomm")                                100.0
San Luis Estates, Inc. ("SLE")                            100.0
San Sebastian Gold Mines, Inc. ("Sanseb")                  82.5
Universal Developers, Inc.  ("UDI")                       100.0
Commerce/Sanseb Joint Venture ("Joint Venture")            90.0

Commerce was originally formed as a Wisconsin corporation (September 14, 1962) which then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce owns 82 1/2% of the San Sebastian Gold Mines, Inc.
(SSGM). Misanse has a mining concession with the government of El Salvador and is the owner of the SSGM real estate. Misanse has assigned the mining concession to the Commerce/Sanseb Joint Venture (Comseb), the mining operator formed on September 22, 1987. Comseb operates the SCMP (the gold processing plant near the city of El Divisadero acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (near the city of Santa Rosa de Lima since October 1968), San Felipe-El Potosi (near the city of El Potosi since September 1993) as well as its extension Capulin (near the city of El Potosi since May 1995); Modesto (near the city of El Paisnal since August 1993); Hormiguero (near the city of Comacaron since September 1993) and Montemayor (northwest of SSGM since March 1995).

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

All of the mines mentioned were formerly in production and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig and has contracted with others to explore in depth, the above-described potential targets. All of the properties have promising geologic prospects, alternations, and historical records that evidence all have been mined and produced gold on a commercial basis in the past.

WORLD GOLD MARKET PRICE, CUSTOMERS AND COMPETITION
--------------------------------------------------

Since the Joint Venture is in operation and producing gold on a curbed start-up basis, its revenues, profitability and cash flow will be greatly influenced by the price of gold. The gold world market price is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales, purchases, inflation, and production costs in major gold-producing regions. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by and sold to Handy & Harman's refinery located in the United States.

At this time the Joint Venture believes that, due to its financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing Company has a large impact to offset either the price or supply of gold in the world market. There are many entities in the world producing gold. Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, and its projected low cost of production may allow it to compete effectively and to produce reasonable
profits.   The Company's present and past practice has been to sell its gold and silver at the world market prices.

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

SEASONALITY
-----------

Seasonality does not have a material impact but the rainy season (May through November) can curtail production. Hurricane Mitch did temporarily reduce production.

ENVIRONMENTAL MATTERS
---------------------

Since the Government of El Salvador has established a new Mining Law effective February 1996, its exploration, development, and production programs are subject to environmental protection. The Government of El Salvador has established its own Department of Environment.

Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. The Company's policy is to adhere to the El Salvador standards. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in El Salvador that would affect the Company's operations.

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

POLITICAL ENVIRONMENT IN EL SALVADOR
------------------------------------

The following information is an excerpt from the "U.S. Embassy - San Salvador Country Commercial Guide 1998/1999":

"Chapter III - POLITICAL ENVIRONMENT

"El Salvador has an excellent relationship with the United States, solidified by years of close cooperation during and after the civil conflict, and U.S support for reconstruction and reconciliation after the 1992 Peace Accords. Leaders of the FMLN, the one-time guerrilla organization which has become a political party, have established close relationships with the U.S. Government, seeing it as an honest broker during the peace process. Most Salvadoran people view the U.S. in a favorable light, augmented by the fact that close to one million Salvadorans live in the U.S. The political environment is expected to remain stable over the next ten or more years.

"In March 1997, Salvadorans held their second elections since the end of the war. The FMLN increased its strength as the second largest political party in the legislature, falling one seat short of the governing center-right ARENA party. The FMLN also won important municipal contests. A good sign of a vibrant democracy is the fact that the privatization program has continued its march. President Calderon Sol will end his five year term in June 1999; presidential elections will take place in March 1999.

"Since its inception as an anti-Communist nationalistic party in the early 1980s, ARENA has moderated its policies. During the administration of President Alfredo Cristiani (1989-1994), the government ended the 12-year civil war, greatly liberalized the economy and reduced corruption. President Calderon Sol has continued these market-oriented economic policies, and has strengthened the rule of law.

"The FMLN has strongly supported the democratic process, and pursued a pragmatic center left policy. FMLN's economic policy leaders have described the party's goal as a mixed economy, with private enterprise and investment and with government regulation to ensure that social interests are taken into account.

"The right wing National Conciliation Party (PCN), which was the party of government before the civil war, currently has the third largest parliamentary group.

"The centrist Christian Democratic Party (PDC) has seen its support slowly erode since controlling the Presidency and Assembly in the mid-1980s. There are several other small parties. The Social Christian Union Party (USC) includes elements which went away from the PDC. Other small leftist parties which were sympathetic to the FMLN during the conflict, but which operated legally, coalesced to form the Democratic Convergence Party."

The following chart is included as "Appendix B - DOMESTIC ECONOMY" in the "U.S. Embassy - San Salvador Country Commercial Guide 1998/1999":

                           "MACROECONOMIC DATA
                    (USD Millions, except where noted)


                                    1996         1997         1998

GDP                                 10,405.5     11,441.4     12,615.2
GDP growth rate (real)                   2.1          4.0          4.0
GDP per capital (USD)                1,902.0      2,050.0      2,217.0
Gov't spending percent GDP              19.9         17.4         18.0
Inflation (percent)                      7.4          2.5          4.0
Unemployment (percent)                   7.7          7.7          7.6
Foreign Exchange Reserves            1,099.5      1,325.0      1,575.0
Average Exchange Rate /1USD             8.75         8.75         8.75
Foreign Debt                         2,540.8      2,700.0     *2,400.0
Debt service Ratio (Principal
 + Interest on Foreign Income)          33.2         35.7         36.0
U.S. Econ Assistance (USD Millions)
 Military Assistance Excluded,
 includes P-480                        110.1         48.0         36.0
*Balance as of May 1998

Source: Banco Central de Reserva, Economic Studies Department - 1990 base year, 1996 preliminary figures; 1997 projections from BCR's Monetary Program. Unemployment estimate based on Vice Ministry of Promotion and International Cooperation surveys."

The following information is an excerpt from the "U.S. Embassy - San Salvador Country Commercial Guide 1998/1999":

"Chapter VII - INVESTMENT CLIMATE

"Openness to Foreign Investment

"The Salvadoran Government is committed to attracting foreign investment in most sectors. The climate for foreign investment has improved significantly over the last few years, as the Government has enacted a number of complementary laws to facilitate and regulate investment in key sectors of the economy, and to encourage portfolio investment in state enterprises under privatization. Companies from many countries including the United States, Canada, Germany, Korea, Taiwan, and Mexico have made investments here with favorable results. The primary legislation governing foreign investment in El Salvador is the 1990 Export Reactivation Law; and the 1988 Foreign Investment Promotion and Guarantee law. Other laws complementing the basic investment legal frame are the Banking Law, Insurance Firms Law, the Mining Law, the IPR Law, the Stock Exchange Law, special legislation to facilitate the privatization of the Telecommunications Company, and the electricity generation and distribution laws , and the Pension Funds Law.

"* The 1988 Foreign Investment and Promotion Law encourages legal and natural persons to freely establish businesses in El Salvador, with the exception of two activities reserved for Salvadorans: small business (less than USD 25,000.00 initial investment), and fishing within 12 miles of territorial sea. The law accepts intangible technological contributions as foreign direct investment. Thus, copyrights, patents, trade marks and inventions receive the same protection under the law. For enhanced protection, the law encourages the investor to register his investment with the Ministry of Economy. For investors who register with the Ministry of Economy, this law provides:

"-- Unrestricted remittance of net profits for investors in industrial activities. Unrestricted reinvestment of profits.

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

"Under the Export Reactivation Law of 1990, firms not located in free zones and exporting less than one hundred percent of their production may apply for tax rebates of six percent of the FOB value of these exports. A 1997 amendment to this law exempted from income tax the proceeds obtained through the rebate.

"In 1994 the government announced that it was setting up a one-stop office for foreign investment in the Ministry of Economy, where investors now register their investments. To date, no concrete steps have been taken towards this end. The registration process is supposed to be non-discriminatory and is not considered an impediment to investment.

"It is not necessary to have a local partner in El Salvador. Some maquila operations are completely foreign-owned. Three multinational oil companies operate in El Salvador, and two of these companies share a small refinery. . . .

"*In January 1996, the GOES enacted a modern Mining Law, in substitution of the previous law dating from 1992. Under this law, two foreign companies, -- American and Canadian -- have received concessions to exploit gold and silver mines in El Salvador.

"*Since 1993 El Salvador has had in place a modern IPR Law whose gradual implementation has become a valuable instrument for protecting intellectual property of foreign investors. Under this law intangible property rights are recognized.

"* A Stock Exchange Law enacted in 1993 led to the creation of the Salvadoran Stock Exchange. The privatization process and the establishment of private pension fund administrators are expected to stimulate the incipient stock exchange. . . .

"Conversion and Transfer Policies

"El Salvador has a freely convertible currency that since 1994 has traded at approximately 8.75 colones per dollar. This currency is buoyed by family remittances of more than one billion dollars per year (USD 1.2 billion in 1997) from Salvadorans who reside outside the country. The nation's banks and many foreign exchange houses actively trade dollars and colons. Foreign businesses freely remit profits, repatriate capital, and bring in capital for additional investments. Banks publish their exchange rates daily in local newspapers. As of the end of May 1998, the Central Reserve Bank reported more than USD 1.8 billion in net international reserves. . . .

"Political Violence

"El Salvador continues its transition to a peacetime society after 12 years of civil conflict. There have been few confirmed acts of political violence since the elections in mid-1994. Although general crime levels are high and are of concern to the business community, there has not been political violence specifically aimed at foreign investors, their businesses or their property.

"Performance Requirements

"El Salvador's investment legislation does not require investors to export specific amounts, transfer technology, incorporate set levels of local content, or fulfill other performance criteria. . . .

"Regulatory System

"The laws and policies of El Salvador are relatively transparent and generally foster competition. Bureaucratic procedures have improved in recent years and are relatively streamlined for foreign investors. The Superintendent of Banks supervises the banking system, but interest rates are determined by market forces. Banking law reforms have attracted new foreign banks to the country in the last year, and several new financial institutions have been established by Salvadoran investors. Gasoline prices are 'controlled' by the government, but are actually based on an average of U.S. Gulf Coast refinery prices.

"Bilateral Investment Treaties

"The United States and El Salvador signed an investment guarantee treaty in 1960 designed to protect U.S. investors against expropriation or currency inconvertibility. The United States and El Salvador also have a framework agreement for a Trade and Investment Council (TIC). An all-encompassing bilateral investment treaty which would address issues such as national treatment for foreign investors, transfers, expropriation, investment disputes, tax policies, is being negotiated, but has not been signed. The United States and Salvadoran governments are working towards but have not yet reached agreement on a Tax Information Exchange Agreement.

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look to promote investment. El Salvador is a member of the World Trade Organization.

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

"Labor

"Of El Salvador's labor force of approximately 1.5 million workers, 34 percent work in the agricultural sector. This is followed by services (21 percent), commerce (18 percent) and manufacturing (15 percent). The minimum wage in the industrial and commerce sectors is 1,260 colons or 144 dollars a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"Official unemployment was 7.7 percent in 1997. Underemployment is much higher, although there are no reliable estimates. However, some construction contractors cannot find sufficient skilled workers, due to the number of projects now underway in El Salvador.

"Salvadoran labor is perceived as hard working and trainable. The general educational level is low, which may inhibit the development of industries needing skilled, educated labor. The current administration has made education its first priority sector. There is a lack of middle management-level talent, which sometimes results in foreigners being brought in to perform such tasks.

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

"Major Foreign Investors

"Coastal Technologies - owner/operator of the Nejapa power-generating plant. Estimated value over USD 140 million dollars, with plans to expand it for 1997/98.

"Kimberly Clark de C.A. - owns a paper products factory.

"Texaco Caribbean - fuel storage and lubricant blending plant in Acajutla, and service station/grocery markets throughout the country.

"Esso Standard Oil - together with Shell, owns and operates a small oil refinery in Acajutla, expanded in 1997. Also owns service station/grocery marts throughout the country.

"Shell El Salvador - shares an oil refinery with Esso, and owns service station/grocery marts throughout the country.

"Bayer de El Salvador- owns a modern pharmaceutical processing plant.

"Sara Lee Knit Products - owns a clothing assembly plant in the El Pedregal free trade zone.

"Xerox de El Salvador - sells and services office equipment and computers.

"AIG - insurance

"British American Tobacco - manufactures cigarettes.

"The following companies purchased controlling shares in the country's four electricity distribution companies.
i)    AES Corporation, U.S.
ii)   EMEL, S.A., Chile and Pennsylvania Power and Light, U.S.
iii)  Electricidad de Caracas, Venezuela"

OPERATIONS, OTHER THAN MINING
-----------------------------

Aside from its mining operations and recent entry into the Internet business, Commerce independently and through its partially and wholly-owned subsidiaries conducts other business activities, which at present are substantially less significant than its gold production and exploration in El Salvador: (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); (3) the operation of a 331-acre campground known as Standing Rock Campground, which is owned by Homespan and operated by the Company; and (4) advertising, and the Internet business through its wholly-owned subsidiary, Piccadilly Advertising Agency, Inc. ("Piccadilly") whose name was recently changed to Ecomm Group Inc. ("Ecomm").

On January 29, 1999, Commerce announced that its wholly-owned subsidiary, Ecomm, entered into an agreement with Interactive Business Channel, Inc.
(IBC) in which IBC would assist in developing an "Internet web portal roll up strategy." IBC's president was elected to the office of the President of Ecomm. IBC is to receive 49% share ownership in Ecomm. Ecomm's strategy is to attempt to acquire or "roll up" Internet websites and businesses and to consolidate them into a web portal.

LAND ACQUISITION, DEVELOPMENT AND OWNERSHIP
-------------------------------------------

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

As of March 31, 1999, there remained an inventory of 40 five-acre parcels of real estate which represents less than four percent of the total lots developed in this subdivision. It is the intent of the Company to sell the remaining lot inventory as a bulk sale for cash or to exchange it for other assets or to reduce its debts. This land inventory is not considered material or significant to the Company's operations.

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

The Company's wholly-owned subsidiary, Homespan, owns a 331-acre campground known as Standing Rock Campground located in Camden County, Missouri. This recreational resort includes approximately three quarters of a mile of lake frontage on the Lake of the Ozarks, 130 campsites of which 120 campsites include hook ups for electricity, water, sewer, and a pad for recreational vehicle parking. A clubhouse and several ancillary buildings are on the premises. The Company is the operator of the campground and is leasing space to campers and others on a daily, weekly, or monthly basis.

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

The Company owns approximately 57 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador. It also leases approximately 175 acres of vacant land in the Department of Morazan known as the Montemayor Mine.

Reference is made to "Item 2.  Properties," for additional information.

REAL ESTATE SALES
-----------------

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

INTERNET BUSINESS AND ADVERTISING
---------------------------------

The Company owns 100% of the outstanding common stock of Piccadilly Advertising Agency, Inc. ("Piccadilly"), a Wisconsin corporation. On January 28, 1999, Piccadilly changed its name to Ecomm Group Inc. (Ecomm). Ecomm provides, when required, advertising services to the Company and its other subsidiaries when they are needed.

The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its majority-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's current strategy is to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal. Interactive Business Channel Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll up strategy" by acquiring Internet businesses. In this connection, the president of IBC, Matthew Marcus, has begun serving as the part-time President of Ecomm.

There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit even if Ecomm acquires the websites, web services and technology on acceptable terms.

PATENTS AND LICENSE AGREEMENTS
------------------------------

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession (license). On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believes that its SSGM concession begins on the date it was issued--July 1987. The concession provides the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession to the Joint Venture. (Reference is made to "Item 2." for additional information)

The Joint Venture has applications pending with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights under the February 1996 Mining Law for the following mining properties located in El Salvador: San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, and the Hormiguero Mine. It is in the process of applying for concessions for the real estate it owns on the Modesto Mine, and the real estate it leases at the Montemayor Mine and the Hormiguero Mine. The Company and its subsidiaries hold no patents or trademarks.

Presently it has not entered into any Internet licensing agreements.

SIGNIFICANT CUSTOMERS
---------------------

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

MISCELLANEOUS
-------------

Backlog orders at this time are not significant to either the Company's or its majority-owned subsidiaries' areas of operations, or at this time is any portion of their operations subject to renegotiation of profits or termination of contracts at the election of the United States'
Government.

At this time, neither the Company nor its majority-owned subsidiaries conduct any material research and development activities, except as indicated in this report with respect to the Joint Venture and its mining exploration and exploitation programs.

The Company believes that the federal, state and local provisions regulating the discharge of materials into the environment should not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries as the Company does not have any mining activity in the United States.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS LINES OF BUSINESS
---------------------------------------------------------------

Operation
---------

Campground: For the years ended March 31, 1999, 1998 and 1997, revenues have been generated from the campground business. Although Homespan owns the campground real estate, the Company is the campground operator.

Land Sales
----------

The Company intends to sell its remaining lots in Colorado preferably to a single buyer.

Mining
------

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold from its SCMP operations during this curbed production period. At such time as funds are available, the Company intends to process its SSGM gold ore via an open-pit, heap-leaching system.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities. With the substantial decline in the price of gold, it may be more difficult to obtain financing under reasonable terms and conditions.

INTERNET BUSINESS
-----------------

As of March 31, 1999, the Company's subsidiary, Ecomm, has not earned any revenue and has not incurred any significant expenses or capital investment other than disclosed in this report.

COMPETITION
-----------

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control. The competition is more intense in the Internet business.

EMPLOYEES
---------

As of March 31, 1999, the Joint Venture employed approximately 300 full-time persons in El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it is the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.

INSURANCE
---------

The Joint Venture has the availability of insurance through an El Salvador insurance company with the following coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage can be increased accordingly.

                          INDUSTRY SEGMENTS
                          -----------------

1. Unaffiliated Sales                            Year Ended March 31,
   ------------------                            --------------------
   Industry        Location                 1999          1998         1997
   --------        --------                 ----          ----         ----
   Mining (*a)     El Salvador       $   785,526   $ 1,234,443  $         0
   Campground      Missouri, USA          62,176        61,465       59,009

2. There Were No Intersegment Sales
   --------------------------------
3. Total Revenues                                Year Ended March 31,
   --------------                                --------------------
   Industry        Location                 1999          1998         1997
   --------        --------                 ----          ----         ----
   Mining (*b)     El Salvador       $   999,017   $ 1,347,391  $         0
   Campground      Missouri, USA          62,176        61,465       59,009
   Other           Delaware/Wis., USA        246         3,025        3,832
                                     -----------   -----------  -----------
                   Total:            $ 1,061,439   $ 1,411,881  $    62,841

4. Operating Profit (Loss)                       Year Ended March 31,
   -----------------------                       --------------------
   Industry        Location                 1999          1998         1997
   --------        --------                 ----          ----         ----
   Mining (*a)     El Salvador       $   (44,688)  $   117,699  $         0
   Campground      Missouri, USA          (4,267)       (2,121)      (8,973)
   Interest Income El Salvador/
   & Corporate     Delaware
   Headquarters    Wisconsin, USA        (41,311)        3,025        3,832
                                     ------------  -----------  ------------
                   Total:            $   (90,266)  $   118,603  $    (5,141)

5. Identifiable Assets                           Year Ended March 31,
   -------------------                           --------------------
   Industry        Location                 1999          1998         1997
   --------        --------                 ----          ----         ----
   Mining (*a)     El Salvador       $26,031,841   $24,386,843  $21,035,881
   Campground      Missouri, USA       1,135,500     1,135,500    1,135,500
   Real Estate     Colorado, USA          21,000        21,000       21,000
   Corporate Assets                      398,460       256,308      976,740
                                     -----------   -----------  -----------
                   Total:            $27,586,801   $25,799,651  $23,169,121

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture were used to reduce the advances due to the Company's Joint Venture account and all expenditures increased the advances.

(*b) Includes an added tax value refund of $213,491 for 1999 and $112,948 for 1998 from the Government of El Salvador.

ITEM 2.  PROPERTIES
-------------------

MINING PROPERTIES
-----------------

The table below provides a summary of the most significant mining properties in which the Company has an interest. More detailed information regarding each of these properties is provided in the text that follows:

Commerce Group Corp./San Sebastian Gold Mines, Inc. Joint Venture
Properties all located in the Republic of El Salvador, Central America



                                                      Amount
                                 Date                of Funds
                               Interest     Cost     to Make         Date
    Property      Nature of      was         of      Property    Mine will be
   Description    Interest     Acquired   Interest  Operational   Operational
   -----------    --------    ---------   --------  -----------  ------------
1. San Sebastian  Mineral        1968    5% of the    This is     In operation
   Gold Mine      concession             gross        dependent   on a curbed
   located two    consisting             precious     on the      production
   and one-half   of 100%                metal        scale of    basis.
   miles north-   ownership              proceeds     production
   west of the    of the                 or $206      that
   city of Santa  precious               a month      management
   Rosa de Lima   metals                 whichever    decides to
   and the Pan    extracted              is higher.   perform.
   American       from this mine.                     The amount
   Highway.                                           of invest-
                                                      ment could
                                                      be from $5
                                                      million to
                                                      $100 million.

2. San Felipe-    Application  07/06/93  5% of the    Undeter-    Undetermined.
   El Potosi/     pending for            gross        mined until
   Capulin Mine   mineral                precious     a preliminary
   located near   concession             metal        drilling
   the city of    for 100%               proceeds.    program is
   Potosi, 18     ownership                           completed;
   miles north-   of the precious                     estimated
   west of the    metals extracted                    cost of
   city of San    from this mine.                     drilling is
   Miguel.                                            $2 million.

3. Hormiguero     Ownership of   09/93   The sur-     Undeter-    Undetermined.
   Mine located   the tailings.          face use     mined until
   five miles                            of land      a preliminary
   southeast                             (rent) is    drilling program
   of the San                            to be        is completed;
   Cristobal                             negotiated.  estimated cost
   Mill and                                           of drilling is
   Plant near                                         $2 million.
   the city                                           Mine surface
   of Comacaron.                                      channel trench-
                                                      ing and adit
                                                      cleaning should
                                                      be completed
                                                      to determine
                                                      drilling cost.

4. Modesto Mine   Application    09/93   It appears   Undeter-    Undetermined.
   located near   is to be               as if this   mined until
   the city of    submitted              will be an   a prelimi-
   Paisnal and    for a mineral          underground  nary drilling
   about 19 miles concession on          operation    program is
   north of San   the real estate        except in    completed;
   Salvador, the  owned by the           the          estimated
   capital city.  Company to own         Company-     cost of
                  100% of the            owned land.  drilling is
                  precious metals        Therefore,   $2 million.
                  extracted from         no cost for
                  the real estate        interest.
                  owned by the
                  Company.

5. Montemayor     Application    07/95   It appears   Undeter-    Undetermined.
   Mine located   is to be submitted     that this    mined until
   about 14 miles for a mineral          will be an   a prelimi-
   northeast of   concession on          underground  nary drilling
   SCMP and about the land leased        mine,        program is
   six miles      by the Company         therefore    completed;
   northwest of   to own 100% of         current      estimated
   SSGM.          the precious           leases will  cost of
                  metals extracted       have to be   drilling is
                  from the areas         renegotia-   $2 million.
                  the Company            ted and ex-
                  leases.                tended.

6. San Cristobal  Mill and     Equip-    Equipment    To expand   Curbed pro-
   Mill and       Plant        ment      purchased    the plant,  duction
   Plant located  owned by    02/23/93   and exten-   including   commenced
   off the Pan    Joint         and      sive retro-  a crush-    March 1995,
   American       Venture.     there-    fitting was  ing system  expansion
   Highway west   The real     after     and          to a capa-  program in
   of the city    estate is    Lease     continues    city of     progress.
   of El          owned by    11/12/93   to be per-   400 tons
   Divisadero.    an agency              formed.      per day; an
                  of the                 Through      estimated
                  Govern-                03/31/99,    sum of up
                  ment of                a total of   to $3
                  El                     $5,094,607   million
                  Salvador.              has been     may be
                                         invested     required,
                                         in this      all
                                         plant and    dependent
                                         equipment.   whether new
                                         Depreciated  or used
                                         value is     equipment
                                         $3,476,341.  will be
                                                      purchased.

THE SAN SEBASTIAN GOLD MINE
---------------------------

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

There is good roadway access to the SSGM site. Reconstruction of the Pan American Highway from two lanes to four lanes (from the city of San Miguel to the Honduran border) has been recently completed. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is one of
the largest cities in the Eastern Zone.    The SSGM is approximately 30
miles from the city of San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States' commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.
An airline commuter service provides air flights to the cities of Santa Rosa de Lima, San Miguel, and La Union as well as other cities throughout El Salvador.

SSGM RESERVES AND OPERATION

Statistical production and financial data for the San Sebastian Gold Mine
(SSGM) are shown on the following table:

                San Sebastian Gold Mine (SSGM) Operation


                                    03/31/99      03/31/98     03/31/97
                                    --------      --------     --------
PRODUCTION
 Tons ore mined and processed         51,618        59,596      74,350
 Gold grade of ore (oz./ton)             .08         0.087       0.080
 Strip ratio (tons waste/tons ore)       N/A           N/A         N/A
 Gold production (oz.)                 2,684         3,927       2,601(1)
 Silver production (oz.)                 836         1,416         596
 Recoverable gold inventory (oz.)        259           259         259

FINANCIAL
 Ounces of gold sold                   2,684         3,667       2,601
 Average gold price realized      $      293    $      315  $      368
 Revenue from mine operations     $  785,526    $1,234,443  $  956,261
 Cash operating cost per ore
  ton mined                       $    10.27    $    14.72         N/A
 Cash operating cost per ounce    $   197.62    $   198.24         N/A
 Total production cost per
  ounce (2)                       $   350.19    $   276.43         N/A
 Operating earnings (loss) (3)    $  (44,688)   $  117,699         N/A
 Capital expenditures in mining
  projects (3)                    $2,269,928    $3,402,089  $3,080,901

MINABLE RESERVES (03/31/99)                               Contained
                                             Average        Gold
                                  Tons        Grade       Ounces(4)
                               ----------    -------     ----------
Ore - virgin, dump waste
 and tailings                  14,420,268     0.081      1,168,042
Stope fill (estimated)          1,000,000     0.340        340,000
                               ----------                ---------
  Totals                       15,420,268                1,508,042


(1) Proceeds from 1997 gold sales were credited against equipment purchases and development costs; no detailed costs were maintained on the mining operation.

(2) As calculated under The Gold Institute's Production Cost Standard, includes the depreciation expense of $338,797 or $126.23 an ounce for 1999 and $208,254 or $53.04 an ounce for 1998.

(3)  Excludes exploration and development drilling.

(4) The estimated recoverable ounces of gold by processing: SCMP, 88%; heap leach, 60%.

The tailings, dump material, and stope fill at the SSGM are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. Most of the tailings, except the lower grade, have been processed. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process
economically; however, it was reserved for future processing.   The stope
fill also was considered to be too low of a grade of ore to process economically, therefore it was primarily used to fill the voids in the underground workings of the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is on the surface and readily available for processing; it also includes the undeveloped underground gold ore.

Virgin gold ore at the SSGM represents the majority of the material (14.4 million tons, including the dump waste material) in the Company's reserves. The Company plans to use an open-pit mining method and will truck the lower grade gold ore to one or more heap-leaching pads developed at the SSGM site. The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of gold ore than can be processed at the SCMP or through underground operations used by the Company and others in the past. The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM. The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

The 960,000 tons of dump material present at the SSGM site has grades ranging from 0.082 to 0.178 ounces of gold per ton and it now is combined with the virgin ore. An analysis of the underground stope fill material was made by the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for SCMP treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of better grading material.

MISANSE MINING LEASE

The Company (through the Comseb Joint Venture) leases the SSGM from Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance of the shares are owned by about 100 El Salvador, Central American and United States' citizens. (Reference is made to Note 7 of the financial statements for related party interests.)

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

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be cancelled by the Joint Venture on thirty days' notice to Misanse and thereafter all legal obligations thereunder shall cease.

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

SSGM CURRENT STATUS

The Company, through its Joint Venture is conducting the following activities: It is in the exploration, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to begin gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

The Company's main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site. Dependent on the funding, the grade of ore, and the tonnage processed, it anticipates producing more than 40,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and more thereafter.

PROPOSED SSGM OPEN-PIT, HEAP-LEACHING OPERATION

The Joint Venture has placed the SCMP into a curbed production operation. It now intends to obtain a sum of $6 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $7 million or more is estimated to be required for the crushing system and mining equipment if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other sources. With the anticipated production volume, there is at least an eight-year supply of gold ore. More gold ore would be developed during this period of time as it is believed that a substantial amount of gold ore can be proven.

SSGM LABORATORY AND SURVEYING CREWS

The Joint Venture has its own SSGM on-site laboratory with full-time, trained personnel working three shifts to fire assay the gold ore samples. It also has two full-time surveying crews consisting of ten persons.

SSGM OWNERSHIP OF THE PROPERTY

The San Sebastian Gold Mine real estate consisting of approximately 1,470 acres, is owned by Misanse, a Salvadoran corporation. The Company owns 52% of Misanse common shares that are issued and outstanding. Over 65,576 fire assay samples have been completed through March 31, 1999.

ENVIRONMENTAL MATTERS

Since the Government of El Salvador has established a new Mining Law effective February 1996, its exploration, development, and production programs are subject to environmental protection. The El Salvador Ministry of Environment has jurisdiction over environmental control.

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

The Company has submitted an environmental impact study prepared by an independent El Salvadoran consultant to the Minister of Environment.

SAN FELIPE-EL POTOSI MINE ("POTOSI") AND ITS EXTENSION THE EL CAPULIN
---------------------------------------------------------------------
MINE ("EL CAPULIN")
-------------------

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

POTOSI HISTORICAL INFORMATION

Historical records evidence that exploration and production of gold took place in 1899 and that Potosi was worked intermittently from 1906 through 1952. The main production period in six levels was from 1938 through 1952 at a rate of 35 to 50 tons per day. Production data avouch that 30,000 ounces of gold were produced from 1945 through 1952 after which the mine became dormant. During this time a curbed underground exploration program confirmed that the gold ore reserves were of commercial value. The gold assays from some of the former drill hole samples on the southern extension of the north-south portion of this property showed a grade of 0.10 to 0.35 ounces of gold per ton of ore.

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

Twenty-four test pit hole excavations have been plotted and drilled on this four-acre site of tailings. The depth to the bottom of the tailings' pile varied from 7.00 to 10.2 meters (23 to 34 vertical feet) and a total of 137.6 meters (454 feet) of test pit hole excavations were completed. The 573 fire assay samples (tailings) indicated an average grade of gold per ounce of 0.06. The 185,000 tons available multiplied by the average grade of 0.06 should contain 11,100 ounces of gold. The 11,100 ounces of gold multiplied by a 70% recovery should yield about 7,770 ounces of gold.

POTOSI AND EL CAPULIN EXPLORATION UNDERTAKINGS

A total of 2,506 meters (8,270 feet) of channel trenching was excavated with a grade ranging from 0.01 to 0.05 ounces of gold per ton. A total of 801 meters (2,643 feet) of adits has been restored for entry into the old workings. A total of 3,140 fire assay samples were completed with the results encouraging a drilling program.

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

HORMIGUERO MINE ("HORMIGUERO")
------------------------------

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

1. Tailings: In an area of approximately 15,744 square meters (approximately four acres) 35 test pit holes at a total depth of 322 meters (1,063 feet) were excavated and the 705 samples that were fire assayed showed an average of 0.064 ounces of gold per ton; (0.064 ounces per ton multiplied by 150,000 tons reflected that there are 9,600 ounces of gold).

2. The surface channel trenches consisting of 511 meters (1,686 lineal feet) were dug perpendicular to the Guadalupe vein and the samples in this area verified an average grade of 0.0177 ounces of gold per ton.

3. Taladron Adit: The purpose is to clean this adit for entry, in an attempt to intercept the Guadalupe vein at 61 meters (201 feet) below surface. A total of 156 meters (515 lineal feet) have been cleaned.

4. The more than 6,000 tons of broken ore (dump material) averaged a grade of 0.055 ounces of gold per ton. The same grade average was encountered in the Las Hormigas vein system in the Guadelupe dump material.

HORMIGUERO OWNERSHIP

This real estate is owned by various individuals and families and the Joint Venture has entered into a lease arrangement with the land owners to explore approximately 175 acres of the core of the mining property.

ENVIRONMENTAL MATTERS

Reference is made to San Sebastian Gold Mine "Environmental Matters."
The same information applies except that no environmental impact study is being conducted at Hormiguero at this time.

MODESTO MINE
------------

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

MONTEMAYOR MINE ("MONTEMAYOR")
------------------------------

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

SAN CRISTOBAL MILL AND PLANT ("SCMP") RECOVERY AND PROCESSING SYSTEM
--------------------------------------------------------------------

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

CURRENT STATUS

The start-up, testing and adjustment stage of processing the remaining SSGM tailings via trucking this ore to the SCMP has continued and the Joint Venture is still in its preliminary stage of producing gold. The SCMP is being designed to process 300/400 tons of virgin ore per day. The SSGM average grade was about 0.080 ounces of gold per ton.

During this fiscal year the Joint Venture did process at the SCMP approximately 52,000 dry tons (approximately 70,000 wet tons) of tailings which yielded 4,381 ounces of dore and accounted for 2,684 ounces of gold and 836 ounces of silver. The cash gross receipts amounted to $785,526.

SCMP PROJECT OPERATING PLAN

PRODUCTION SCHEDULE

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin ore has taken place during the past years. Initial production was from the SSGM tailings. Since SSGM's tailings' resource is exhausted, virgin gold ore is excavated from the SSGM surface and hauled to the SCMP site.

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access through the underground workings from the main ore body. This gold ore will have to be crushed and pulverized which increases the cost, but then the yield is expected to be about a 92% recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, will be substantially more than the cost involved, providing that the world gold market price does not continue to decline to a level of unprofitability.

The virgin ore and/or tailings are referred to herein as "gold ore." The gold ore from the SSGM open-pit is loaded onto 20-25 ton dump trucks for transport to the SCMP. Trucks then haul the gold ore on the Pan American Highway approximately 15 miles from the SSGM. Mine employees are responsible for the mining activities including the determination of areas to be excavated, trucking and loading operations, head sampling and sample analysis.

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

ENVIRONMENTAL MATTERS

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

COMSEB LABORATORIES (LAB)
-------------------------

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. At the SSGM Lab, the Joint Venture employs four employees for each of the twelve-hour shifts where a total of 74,507 samples of fire assays have been completed through March 31, 1999. Approximately four employees are working during the two eight-hour shifts at the SCMP laboratory.

CORPORATE HEADQUARTERS
----------------------

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Other than the pending appeal of Nasdaq's delisting of the trading of the Company's common shares on March 31, 1999, the Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 1999.

ITEM 4(a).  EXECUTIVE OFFICERS AND MANAGERS OF THE COMPANY
----------------------------------------------------------

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 1999.
                                        Executive
                      Age as of        Offices Held       Period Served
    Name           March 31, 1999    With Company (1)     In Office (2)
    ----           --------------    ----------------     -------------
Edward L. Machulak        72         President, Chief
                                     Executive Officer,
                                     and Operating and    9/14/62 to
                                     Financial Officer    present
                                     Treasurer            6/78 to present
Edward A. Machulak        47         Executive Vice
(Son of the President)               President            10/16/92 to present
                                     Secretary            1/12/87 to present
                                     Assistant Secretary  4/15/86 to 1/12/87
Luis A. Limay             57         Project and Mine
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

FAMILY RELATIONSHIPS
--------------------

Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee, and is the
President and Treasurer of the Company.    Attorney John E. Machulak (son
of Edward L. Machulak) of the law firm of Machulak, Hutchinson, Robertson & O'Dess, S.C. is the legal counsel for the Company.

OFFICERS' AND KEY MANAGEMENT'S EXPERIENCE
------------------------------------------

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

He is a Director and the President or Officer for each of the Company's subsidiaries: Homespan Realty Co., Inc.; Ecomm Group Inc. (Treasurer).; San Luis Estates, Inc.; San Sebastian Gold Mines, Inc.; and Universal Developers, Inc. He is the authorized representative of the Commerce/Sanseb Joint Venture. He is a Director and Treasurer of Mineral San Sebastian S.A. de C.V. Also he is involved in various capacities with the following companies: General Lumber & Supply Co., Inc., Director; Edjo, Ltd., Director and Secretary; and Landpak, Inc., Director and Secretary.

Edward A. Machulak is a Director and holds the following Company positions: Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987. His business experience is as follows: Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution yard from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of MacPak, a developer of an Internet City Guide, since September 26, 1996 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities since 1976.

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

                                 PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS'
------------------------------------------------------------------------
MATTERS
-------

(a)  PRINCIPAL MARKET AND COMMON STOCK PRICE
--------------------------------------------

The Company's common shares were traded on the Boston Stock Exchange under the symbol "CMG" or "CMG.BN," on a fully listed basis from February 10, 1976 to January 29, 1999. Trading was halted on January 29, 1999, pending the decision of the Company's appeal of Nasdaq's delisting of the trading of the Company's common shares. The Company's common shares traded on the National Association of Securities Dealers Automated Quotation Systems Small-Cap Issue (Nasdaq) under the symbol "CGCO" from March 23, 1987 to January 29, 1999. Nasdaq halted the trading on January 29, 1999.

On Wednesday, March 31, 1999, the Company was notified by Nasdaq/Amex that the Nasdaq Listing Qualifications Panel had decided to delist the Company's securities based on public interest concerns and the noncompliance with the Nasdaq's minimum bid rule. In its decision, the Panel stated that it was of the opinion that the Company had failed to adequately disclose the preliminary nature of its plans to develop the web portal announced in its press release on January 29, 1999. The Panel was further of the opinion that the Company lacked an adequate basis in fact for the statements that were contained in the press release. The Panel agreed with the staff's conclusion that the press release was motivated in large part by the Company's desire to satisfy the listing exception by capitalizing on the market's enthusiasm for the Internet.
In its decision, the Panel stated that it was particularly troubled by the warrant agreement with the IBC and by the "promotional nature" of the press release. The Company disagrees with Nasdaq's opinion.

The Company intends to appeal the Nasdaq Listing Qualification Panel's decision by filing such appeal for review with the Nasdaq Listings and Hearing Review Counsel within the prescribed time frame. There is no assurance that this appeal will be successful.

Since May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CGCO. Its share price also is currently being quoted in the National Quotation Service "Pink Sheets," under the same symbol. Therefore, the last quote during this fiscal year was on January 29, 1999.

The following table reflects the range of high and low prices of the common shares as reported by Nasdaq for the period ended March 31, 1999 and the highest and lowest trade price during each quarter through the period ended March 31, 1998. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

For the period ended                 March 31, 1999   March 31, 1998
                                      High     Low     High      Low
                                    ------   ------   ------   ------
First quarter ending June 30        $1.125   $.6250   $3.625   $2.125
Second quarter ending September 30  $ .938   $.3130   $2.625   $1.625
Third quarter ending December 31    $1.000   $.2810   $2.000   $ .875
Fourth quarter ending March 31*     $2.000   $.3125   $1.281   $ .844


* The last quote for the fiscal year was on January 29, 1999, the date that the shares were halted from trading by Nasdaq.

(b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES
---------------------------------------------------

As of March 31, 1999, the common shares were held by approximately 4,472 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 1999, there were approximately 1,935 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,537.

As of March 31, 1999, there were issued and outstanding: (a) 11,577,527 shares of common stock; (b) 977,400 stock options to purchase common stock; and (c) 670,841 common shares due on share loans and share rights.

(c)  DIVIDEND HISTORY
---------------------

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 1999. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                      Year Ended March 31
               ---------------------------------------------------------------
                       1999        1998         1997        1996          1995
                       ----        ----         ----        ----          ----
INCOME STATEMENT DATA

Total revenue  $    847,702 $ 1,295,908  $    59,009  $   55,692   $    71,792
               ============ ===========  ============ ===========  ============

Income from
 continuing
 operations    $   (90,266) $   118,603  $    (5,141) $   (28,387) $   (10,038)
               ============ ===========  ============ ============ ============
Income (loss)
 from continuing
 operations per
 share:

  Basic        $    (.0081) $     .0115  $    (.0006) $    (.0039) $    (.0016)
               ============ ===========  ============ ============ ============

  Diluted      $    (.0070) $     .0100  $    (.0005) $    (.0038) $    (.0016)
               ============ ===========  ============ ============ ============

  Weighted
   average
   shares -
   basic        11,165,127   10,358,132    8,136,286    7,368,058    5,941,950
               ============ ===========  ============ ============ ============

  Weighted
   average
   shares -
   diluted      12,813,368   11,783,532    9,727,646    7,465,898    6,101,006
               ============ ===========  ============ ============ ============

  Cash
   dividends
   per common
   share       $         0  $         0  $         0  $         0  $         0
               ============ ===========  ============ ============ ============

BALANCE SHEET DATA

  Working
   capital*1   $   430,833  $   614,554  $   660,596  $   (92,398) $   322,944
               ============ ===========  ============ ============ ============

  Total assets $27,586,801  $25,799,651  $23,196,121  $19,640,191  $17,573,464
               ============ ===========  ============ ============ ============

  Short-term
   obliga-
   tions*1     $ 8,911,087  $ 7,270,772  $ 6,029,195  $ 5,660,979  $ 4,812,918
               ============ ===========  ============ ============ ============

 Long-term
  obliga-
  tions        $         0  $   135,000  $   145,000  $    20,259  $   120,000
              ============  ===========  ============ ============ ============

  Share-
  holders'
   equity      $18,675,714  $18,393,879  $16,994,926  $13,958,953  $12,640,546
               ============ ===========  ============ ============ ============


*1 Although the majority of the short-term obligations are due on demand, these obligations have the affect of being long-term as most of the debt is due to related parties who have not called for the payment except for nominal amounts of their short-term loans during the past five or more years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver commodity prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

The following discussion provides information on the results of operations for the three years ended March 31, 1999, 1998 and 1997 and the financial condition, liquidity and capital resources for the same three-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
-------------------------------------------------

OVERVIEW
--------

A redefined structure of the financial statements for the fiscal years ended March 31, 1999, 1998 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to the contract entered into by the joint venture parties.

For the fiscal year ended March 31, 1999, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Joint Venture is producing gold on a curbed basis from the gold ore it is excavating from its SSGM open pit. The gold is processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching gold process on the SSGM site. The cone crushing system is being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or holds leases. All of the mining properties are located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate mining potentials while it continues its production of gold.

CURRENT STATUS
--------------

DIVERSITY TO INTERNET BUSINESS
------------------------------

The Company on January 29, 1999, announced its plans to have its one hundred percent-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. In this connection, the President of IBC, Matthew Marcus, has begun serving as the part-time President of Ecomm.

Ecomm has been developing its new MyInternet.to web portal since January 1999. To date, Ecomm has completed the beta site located at http://www.homestead.com/myinternetbeta. The beta site currently features data from CBSMarketwatch.com, Multex.com, Dow Jones, Red Herring, HotBot, Goto.com, ProFlowers, Accuweather.com and much more. Ecomm is considering retaining Webzter Corporation to complete the beta site. It is expected that the completion of the web portal should be achieved soon.

A significant opportunity exists today to develop and consolidate certain fragmented niches of the Internet community into a web portal. Ecomm's principal business is to evaluate, structure and complete Internet related business combinations, mergers, and acquisitions. Because the Internet is growing so rapidly, specialized or niche portals are being developed as the hubs or gateways to the Internet for groups of individuals with specific interests.

Ecomm will focus on acquiring websites and services that will enable the new web portal to provide a full range of the Internet's most popular services. These services include free web-based e-mail, chat communities, and auctions similar to existing programs.

IBC's network of Internet experts will help Ecomm take maximum advantage of Internet opportunities by providing turnkey E-commerce solutions. IBC's network of experts will assist in all phases of developing a profitable E-commerce solution including project management, website design, development, management, marketing and media placement.

Ecomm's objective is to be an aggressive provider of content on the world wide web, specifically in the areas of business and finance. Ecomm's goal is to provide interactive content in all of its content areas, and to seek advertisers and sponsors who wish to access the demographic groups using Ecomm's Internet site. The inability of Ecomm to achieve any portion of its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that Ecomm will be able to achieve any of such goals, and if not so achieved, that it will be able to develop and implement alternative strategic goals. Ecomm seeks to create content that is original, entertaining, informative and compelling. Ecomm's website content focuses on what Ecomm believes are currently the most popular areas of interest on the Internet: business and finance. Ecomm seeks to offer information in these areas which is written by content contributors with demonstrated expertise, experience and notoriety in their fields.

Ecomm believes that establishing and maintaining the Company's brand is a critical element of its operating strategy. Ecomm plans to create a brand identity that is built around authoritative commentary and innovative delivery of information. In this regard, Ecomm has placed significant emphasis on establishing brand identity for its product offerings. The Company's brand and corporate identity seeks to reflect an Internet site that provides a well-balanced array of programming with varying perspectives. Ecomm will seek to build and reinforce its brand through advertising on the Internet; in trade magazines and in other traditional forms of media; editorial coverage; and a public relations strategy that provides meaningful information. Ecomm also believes that its brand will be reinforced as a result of the consistent design and imagery associated with each department of its website. Ecomm believes that by successfully building its brand, there will be opportunities to expand into new content offerings.

LEVERAGE STRATEGIC RELATIONSHIPS
--------------------------------

Ecomm seeks to leverage its current resources and infrastructure by entering into strategic relationships with third-party developers of content and Internet-related technologies. Ecomm believes that these relationships will enhance the Company's product offerings while leveraging the Company's development, sales and marketing resources. IBC has established relationships with a number of leading information providers with respect to a significant portion of the commodity information to be included in Ecomm's Internet site. These relationships should enable Ecomm to complement its proprietary content offerings with information developed or compiled by third parties.

There can be no assurance that Ecomm's current strategy will be successful. Due to the uncertainty of where the Company's shares would be trading, Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

CHANGE OF DOMICILE FROM A DELAWARE CORPORATION TO A WISCONSIN CORPORATION
-------------------------------------------------------------------------

Effective on April 1, 1999 at 12:01 a.m. (Central Time) Commerce Group Corp., a Delaware Corporation (CGCO Del) was merged into Commerce Group Corp., a Wisconsin Corporation (CGCO Wis) pursuant to shareholders' approval at the Annual Shareholders' Meeting held on October 16, 1998.

Simultaneously with the merger, CGCO Wis increased its authorized common shares, par value $0.10 per share, to fifty million (50,000,000) shares. Its two hundred fifty thousand (250,000) preferred shares, par value $0.10 per share, remain the same. There were no substantial changes to the Articles of Incorporation or to CGCO Wis's By-Laws.

COMMERCE DELISTED FROM NASDAQ TRADING
-------------------------------------

On Wednesday, March 31, 1999, the Company was notified by Nasdaq/Amex that the Nasdaq Listing Qualifications Panel had decided to delist the Company's securities based on public interest concerns and the noncompliance with the Nasdaq's minimum bid rule. The Company intends to appeal the Nasdaq Listing Qualification Panel's decision by filing such appeal for review with the Nasdaq Listings and Hearing Review Counsel within the prescribed time frame. There is no assurance that this appeal will be successful. (Reference is made to the S.E.C. Form 8-K filed on April 13, 1999.)

COMMERCE TRADING ON THE OVER THE COUNTER BULLETIN BOARD (OTCBB)
---------------------------------------------------------------

Effective May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) and its symbol is CGCO. It is also currently quoted in the National Quotation Service "Pink Sheets," under the symbol CGCO.

MINING ACTIVITIES
-----------------

The Company continues its attempts to increase its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 8,000 ounces of gold from the SCMP operation and eventually up to 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and at the following other
mines:   the San Felipe-El Potosi Mine, and its extension, the El Capulin
Mine and the  Hormiguero Mine; all located in El Salvador.

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

RESULTS OF OPERATION FISCAL YEARS MARCH 31, 1999 COMPARED TO MARCH 31,
----------------------------------------------------------------------
1998 ON A RESTATED BASIS
------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($90,266) or ($.0081) per basic share for its fiscal year ended March 31, 1999 compared to a profit of $118,603 or $.0115 per share for the previous fiscal year. This 1999 loss results primarily from the depressed sale price of gold and the loss incurred in extraordinary corporate administrative expenses. The additional income derived from an added tax value refund of $213,491 for 1999 and $112,948 for 1998 reduced the operation losses.

The gold production expenses for March 31, 1997 were not separated to reflect the cost, but it is believed that an inconsequential profit was earned. All of the gold proceeds for that year ($969,721) were applied to the reduction of the advances to the Joint Venture.

During the fiscal year ended March 31, 1999, the Company sold 2,684 ounces of gold and 836 ounces of silver at an average realized price of $293 an ounce and for a gross total of $785,526. In addition, the Joint Venture held 259 ounces of gold in its inventory valued at $72,478. This compares with producing 3,926 ounces of gold and 1,416 ounces of silver during its fiscal year ended March 31, 1998. The following Gold Institute Production Cost Standard schedule reflects a comparison of costs to produce gold:


                                1999                  1998
                                ----                  ----
                           Total   Per Ounce      Total   Per Ounce
                           -----   ---------      -----   ---------
Direct mining expense    $482,595   $179.80   $  736,743   $187.64
Third party smelting,
 refining and transpor-
 tation cost               47,819     17.82       41,611     10.60
                         --------   -------   ----------   -------
Cash operating cost       530,414    197.62      778,354    198.24

Misanse Royalties
 (52% belongs
 to the Company)           39,276     14.63       61,722     15.72
Government of El
 Salvador                  31,421     11.71       37,033      9.43
                         --------   -------     --------   -------
  Total cash cost         601,111    223.96      877,109    223.39

Depreciation              338,797    126.23      208,254     53.04
                         --------   -------   ----------   -------
  Total production
   costs                 $939,908   $350.19   $1,085,363   $276.43
                         ========   =======   ==========   =======

Direct mining expense includes all expenditures incurred at the SCMP site, including inventory changes and specific corporate charges.
Exploration expenditures are not included in the direct mining expense.

There was no current or deferred provision for income taxes during 1999 or 1998. Additionally, although the Company has operating loss carryforwards, the Company has not recorded a net deferred tax asset in either 1997 or 1996 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

Inflation did not have a material impact on operations in 1998 or 1997. Management of the Company does not anticipate that inflation will have a significant impact on continuing operations.

Interest expense in the sum of $767,459 was capitalized by the Joint Venture for the fiscal year ended March 31, 1999 and $667,836 for the same period in 1998.

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

RESULTS OF OPERATION FISCAL YEARS MARCH 31, 1998 COMPARED TO MARCH 31,
----------------------------------------------------------------------
1997 ON A RESTATED BASIS
-------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net gain of $118,603 or $.0115 per share for its fiscal year ended March 31, 1998 compared to a nominal loss of $5,141 or $-0- per share for the previous fiscal year. This gain results primarily from the gold mining operations, including an added tax value refund of $112,948.

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal year the Company borrowed a sum of $1,260,943;
$834,559 was from related parties which included cash and accrued interest; the balance of $426,384 was from unrelated parties which included cash and accrued interest.

A total of 537,857 common shares were issued for a sum of $372,101 during this fiscal year. These shares were issued for the following: cash, 85,500 shares ($46,125); directors, officers employees, and for services, 214,234 shares ($111,385); and payment of debt, 238,123 shares
($214,591).

This last fiscal year proved to be a difficult year for the gold market. The price of gold has reached its lowest point during the past 18 years although the current demand for, and supply of, affects the gold price. Gold demand for jewelry and industrial use accounts for approximately 80% of gold production. However, the greatest impact on the price of gold may come from the sale of gold by the world's central banks.

The Company expects to continue operating its SSGM by expanding its mill production capacity. Additional equipment has been purchased and has been delivered and has been or will be installed. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or by a joint venture or by other means.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 1,000 ton-per-day open-pit, heap-leach operation could produce an additional 540 ounces of gold per month. It is necessary to raise adequate funds for this operation; the amount needed is dependent on the targeted daily volume. An ideal amount of funds to have would be U.S. $13 million which would start the open-pit, heap-leach at a rate of 2,000 tons per day and the profits and cash flow then could be used to expand to 6,000 tons per day.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds during this fiscal year to continue to modify and retrofit the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding and through its SCMP cash flow.

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital. The depressed price of gold and the low share market price are deterrents in raising cash for the Company's expansion program.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. In turn, then it can invest the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of SCMP and for other necessary Company expenditures. Anticipated profits from the SCMP gold production provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves should be approximately $10 million. These programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture these exploration costs with other mining companies.

From September 1987 through March 31, 1999, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $23,153,989 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $23,744,254. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, and most recently for the purchase of a rod mill and a carbon regeneration system and many other related needs.

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

INSURANCE
---------

The Joint Venture has the availability of insurance through an El Salvador insurance company with the following insurance coverage: general liability, vehicle liability and extended coverage, fire, explosion, hurricane, cyclone, tornado, windstorm, hail, flood, storm, earthquake, tremor or volcanic eruption, politically-motivated violence, terrorism, strikes, work stoppages, riots, uprisings, malicious acts, vandalism, and related acts. As additional equipment and assets are acquired or improvements are made, the insurance coverage will be increased accordingly.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through March 31, 1999, the Company, and three of its subsidiaries, have advanced to the Joint Venture $23,744,254. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $10,004,670 through March 31, 1999. The Company furnishes all of the funds required by the Joint Venture. The interest charge is eliminated in these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore investors continue to be hesitant to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 18 years and therefore depressed the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the stock market price places the Company in a situation of substantially diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ended March 31, 2000.

YEAR 2000 ISSUE
---------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company may inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

FINANCIAL ACCOUNTING STANDARDS
------------------------------

The provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. Reference is made to
Note 13 of the Financial Statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company is not involved with any derivation or hedging activities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND SUPPLEMENTARY FINANCIAL DATA

                                                                     Page
                                                                     ----

Report of Independent Public Accountant

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 1999 and 1998
Consolidated Statements of Operations, Years Ended March 31, 1999, 1998
 and 1997
Consolidated Statements of Changes in Shareholders'
 Equity Years Ended March 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows, Years Ended March 31, 1999, 1998
 and 1997
Notes to Consolidated Financial Statements

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statements Schedules

Financial statements schedules other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



To the Shareholders and Board of Directors of Commerce Group Corp.:

I have audited the consolidated balance sheets of Commerce Group Corp. ("Company"), a Wisconsin Corporation, and its subsidiaries, as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 1999, 1998 and 1997 in accordance with accounting principles generally accepted in the United States.

Bruce Michael Redlin
Certified Public Accountant

/s/ Bruce Michael Redlin

Milwaukee, Wisconsin
May 10, 1999

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                Consolidated Balance Sheets--March 31


                                               1999               1998
                                        -----------        -----------
                                ASSETS
                                ------
Current assets
 Cash                                   $    61,821        $    61,287
 Investments                                186,182            187,792
 Accounts receivable                        358,769            452,534
 Inventories                                156,422            205,300
 Prepaid items and deposits                  49,677             49,939
                                        -----------        -----------
  Total current assets                      812,871            956,852

Real estate (Note 5)                      1,179,836          1,179,836
Property, plant and
 equipment, net                           3,567,334          3,332,303
Mining resources investment              22,026,760         20,330,660
                                        -----------        -----------
  Total assets                          $27,586,801        $25,799,651
                                        ===========        ===========

                               LIABILITIES
                               -----------
Current liabilities
 Accounts payable                       $   382,038        $   342,298
 Notes and accrued interest
  payable to related parties
  (Notes 6 & 7)                           5,009,679          4,175,120
 Notes and accrued interest
  payable to others (Note 6)              1,169,454            743,071
 Accrued salaries                         1,674,015          1,509,015
 Accrued legal fees                         197,139            175,082
 Other accrued expenses                     478,762            461,186
                                        -----------        -----------
  Total liabilities                       8,911,087          7,405,772

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 12 & 14)

                            SHAREHOLDERS' EQUITY
                            --------------------
Preferred Stock
 Preferred stock,
  $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1999-none; 1998-none (Note 10)         $         0        $         0

Common stock,
 $0.10 par value:
 Authorized 15,000,000
  shares; (Notes 1(b) and 10)
 Issued and outstanding:
 1999-11,577,527 (Note 10)                1,157,753
 1998-11,039,670 (Note 10)                                   1,103,967

Capital in excess
 of par value                            17,288,039         16,969,724
Retained earnings
 (deficit)                                  229,922            320,188
                                        -----------        -----------
 Total shareholders'
  equity                                 18,675,714         18,393,879
                                        -----------        -----------
 Total liabilities
  and shareholders'
  equity                                $27,586,801        $25,799,651
                                        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  Consolidated Statements of Operations
                      For the Year Ended March 31



                                         1999          1998          1997
                                         ----          ----          ----
Revenues:
 Gold sales                       $   785,526   $ 1,234,443   $         0
 Campground income                     62,176        61,465        59,009
                                  -----------   -----------   -----------
  Total revenues                      847,702     1,295,908        59,009

Expenses:
 Cost of gold sales                   601,111       877,109             0
 Depreciation                         338,797       208,254             0
 General and
  administrative                      211,797       207,915        67,982
                                  -----------   -----------   -----------
   Total expenses                   1,151,705     1,293,278        67,982

Other income:
 Interest income                          246         3,025         3,832
 El Salvador added
  value tax refund                    213,491       112,948             0
                                  -----------   -----------   -----------
   Other income                       213,737       115,973         3,832
                                  -----------   -----------   -----------

Net profit (loss)                 $   (90,266)  $   118,603   $    (5,141)
 Credit (charges)
  for income taxes                          0             0             0
                                  -----------   -----------   -----------
Net income (loss)
 after income tax
 credit (charge)                  $   (90,266)  $   118,603   $    (5,141)
                                  ============  ===========   ============
Net income (loss)
 per share (Note 2)
 basic                            $    (.0081)  $     .0115   $    (.0006)
                                  ============  ===========   ============
Net income (loss)
 per share (Note 2)
 diluted                          $    (.0070)  $     .0100   $    (.0005)
                                  ============  ===========   ============
Weighted av. common
 shares outstanding
 (Note 2)                          11,165,127    10,358,132     8,136,286
                                  ===========   ===========   ===========
Weighted av. diluted
 common shares (Note 2)            12,813,368    11,783,532     9,727,646
                                  ===========   ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       Consolidated Statements of Changes in Shareholders' Equity
           For the Years Ended March 31, 1999, 1998 and 1997



                                      Common Stock
                         --------------------------------------

                                                    Capital in    Retained
                           Number of                Excess of     Earnings
                            Shares     Par Value    Par Value     (Deficit)
                         ----------   ----------   -----------   ----------
Balance March 31, 1996    7,792,209   $  779,221   $12,973,006   $206,726

Net income (loss) for
 FY March 31, 1997                                                 (5,141)

 Dir./off./employee/
  services comp.             66,563        6,656       122,875
 Payment of debt            381,043       38,104       762,792
 Cash                       953,227       95,323     1,526,927
 Preferred conv.
  stock issuance costs:
 Current                                              (404,466)
 Deferred                                             (622,097)
                         ----------   ----------   -----------   --------
Balance March 31, 1997    9,193,042   $  919,304   $14,359,037   $201,585

Net income (loss) for
 FY March 31, 1998                                                118,603

 Dir./off./employee
  /services comp.           169,250       16,925       213,736
 Payment of debt            592,936       59,293       796,370
 Cash                        34,477        3,448        70,577
 Preferred stock
  converted                 989,965       98,997     1,416,004
 Stock options               60,000        6,000       114,000
                         ----------   ----------   -----------   --------
Balance March 31, 1998   11,039,670   $1,103,967   $16,969,724   $320,188

Net income (loss)
 for FY March 31, 1999                                           $(90,266)

 Dir./off./employee
  /services comp.           214,234       21,423       89,962
 Payment of debt            238,123       23,812      190,779
 Cash                        85,500        8,551       37,574
                         ----------   ----------  -----------    --------
Balance March 31, 1999   11,577,527   $1,157,753  $17,288,039    $229,922
                         ==========   ==========  ===========    ========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 Consolidated Statements of Cash Flows
                     For the Years Ended March 31



                                    1999           1998          1997
                             ------------   -----------   ------------
Operating activities:
  Net income (loss)          $   (90,266)   $   118,603   $    (5,141)
                             ------------   -----------   ------------
Adjustments to reconcile
 net income (loss) to
 net cash used in
 operating activities:
Depreciation                     338,797        208,254       203,341
Changes in assets and
 liabilities
 Decrease (increase) in
  account receivables             93,765       (152,788)       37,998
 Decrease (increase) in
  inventories                     48,877        (14,050)       13,011
 Decrease (increase) in
  prepaid items and
  deposits                         1,871         (4,676)       21,012
 Increase (decrease) in
  accounts payable and
  accrued liabilities             57,316        198,265       (11,201)
 Increase (decrease) in
  other liabilities                    0         20,446      (220,761)
 Increase (decrease) in
  accrued salaries               165,000        165,000       139,875
 Increase (decrease) in
  accrued legal fees              22,058         38,013        60,186
                             -----------    -----------   -----------
  Total adjustments              727,684        458,464       243,461
                             -----------    -----------   -----------
  Net cash provided by
   (used in) operating
   activity                      637,418        577,067       238,320

Investing activities:
 Investment in mining
  resources                   (2,269,928)    (3,402,089)   (3,080,901)
                             ------------   ------------  ------------
 Total                        (2,269,928)    (3,402,089)   (3,080,901)

Financing activities:
 Net borrowings                1,260,943        809,853       524,858
 Common stock issued             372,101      1,280,350     3,041,114
                             -----------    -----------   ------------
Net cash provided by
 (used in) financing
 activities                    1,633,044      2,090,203     3,565,972

Net increase (decrease)
 in cash and cash
 equivalents                         534       (734,819)      723,391
Cash - beg. of year               61,287        796,106        72,715
                             -----------    -----------   -----------
Cash - end of year           $    61,821    $    61,287   $   796,106
                             ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
            Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

1. The following amounts of interest expense paid or accrued were capitalized: $767,459 (1999), $667,836 (1998) and $554,636 (1997).

2. The interest expense paid in cash for 1999 was $8,838 and for 1998 was $1,350.

3. The Company paid no income taxes during its fiscal periods ended March 31, 1999, 1998 and 1997.

4. The investment consists of precious stones which are stated at cost or market value whichever is lower.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the settlement date and the amount due from Misanse.

6. Inventory consists of processed ores and metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for employee and other services rendered:

                              Shares         Value
                              ------         -----
                   1999      214,234       $111,385
                   1998      169,250       $230,661
                   1997       66,653       $129,531

2. Other non-cash items were for the unpaid salary and director, officer and legal fees; this amounted to $187,057 for 1999 and $203,013 for 1998.

3. There were no non-cash equipment financing activities in 1999 and 1998.


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is also taking place at other mining properties, all located in the Republic of El Salvador, Central America.

     Presently, the Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing several separate programs: it has started to produce gold on a start up (not full production) basis at its San Cristobal Mill and Plant ("SCMP") which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

     The Company on January 29, 1999, announced its plans to diversify by having its wholly-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses.

     Ecomm's principal business will be to evaluate, structure and complete Internet related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

     Ecomm plans to focus on acquiring websites and services that will enable the new web portal to provide a full range of the Internet's most popular services. These services include free web-based e-mail, chat communities, and auctions similar to existing programs.

     There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

(b)  Merger into a Wisconsin corporation effective April 1, 1999

     The Company, a United States' corporation (incorporated as a Wisconsin corporation in 1962, consolidated with a Delaware corporation in 1971, and merged from a Delaware corporation into a Wisconsin corporation on April 1, 1999), presents its consolidated financial statements in U.S. dollars. The Company simultaneously with the merger into a Wisconsin corporation increased the number of its authorized common shares to fifty million (50,000,000), ten cents ($0.10) par value.

(c)  Use of estimates

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------

RESTATEMEMT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 and retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. The consolidated balance sheets for March 31, 1999, 1998 and 1997 and the consolidated statements of changes in shareholders' equity, consolidated statements of cash flows and consolidated statements of operations for the years ended March 31, 1999, 1998, 1997, and prior years, were also restated to reflect this change.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by a total of $5,397,146 which consisted of the following amounts: $1,822,686 for 1999; $1,511,895 for 1998; $1,012,739
for 1997; $816,029 for 1996; and $233,797 for prior years. Retained earnings were reduced by an offsetting amount for the same period. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

The consolidated statements of operations for the years ended March 31, 1999, 1998, 1997 and 1996 were restated to eliminate the net interest income from the Joint Venture. The amounts were $1,822,686, $1,511,895, $1,012,739, and $816,029 for 1999, 1998, 1997 and 1996 respectively, and
$233,797 for prior years.

The consolidated statements of cash flows were also restated to reflect the changes in operating profits (losses) that are outlined in the above paragraphs.

PRINCIPLES OF CONSOLIDATION

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.


                                                           % Ownership
                                                           -----------
Homespan Realty Co., Inc. ("Homespan")                         100.0
Mineral San Sebastian, S.A. de C.V.  ("Misanse")                52.0
Piccadilly Advertising Agency, Inc. ("Piccadilly")
 now known as Ecomm Group Inc. (Ecomm)                         100.0
San Luis Estates, Inc. ("SLE")                                 100.0
San Sebastian Gold Mines, Inc. ("Sanseb")                       82.5
Universal Developers, Inc.  ("UDI")                            100.0
Commerce/Sanseb Joint Venture ("Joint Venture")                 90.0


INVESTMENTS

The investments consist of precious stones which are stated at the lower cost or market value.

ACCOUNTS RECEIVABLE

The accounts receivable account consists of gold bullion produced and shipped to the refinery and pending payment and includes the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse).

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of March 31, 1999:


                                                     1999        1998
                                                 --------    --------
Gold in process (1) (Stated at market value)     $ 72,447    $ 79,523
Materials and supplies (Stated at cost)            83,975     125,777
                                                 --------    --------
                                                 $156,422    $205,300

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Company evaluates the carrying value of producing properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

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

INCOME TAXES

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

COMPREHENSIVE INCOME

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company believes that it has no items of other comprehensive income in any period presented in the accompanying financial statements.

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this new standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of the fiscal year.

If on March 31, 1999, 977,400 option shares, the 45,606 loan shares, and the 625,235 stock rights would be added to the weighted average calculated number of shares which amount to 11,165,127, the total number of the weighted average fully diluted shares would be 12,813,368, then the loss per share for the fiscal year ended March 31, 1999, would be $.0070 cents per share. The same assumptions were used for the same 1998 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.74 colones per U.S. dollar. The exchange rate was stable. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa.

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

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


                     March 31, 1999                      March 31, 1998
         ----------------------------------- ----------------------------------
                      Accumulated                         Accumulated
              Cost   Amortization      Net      Cost     Amortization   Net
         ----------- ------------ ---------- ----------- ------------ ---------
Mineral
Proper-
ties
and
Deferred
Develop-
ment     $22,026,760             $22,026,760 $20,330,660            $20,330,660

Mine
Plant
and
Equip-
ment       5,332,998   1,765,664   3,567,334   4,509,101  1,176,798   3,332,303
         ----------- ----------- ----------- ----------- ---------- -----------
         $27,359,758 $ 1,765,664 $25,594,094 $24,839,761 $1,176,798 $23,662,963
         =========== =========== =========== =========== ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight line method over estimated useful lives of four to seven years. Maintenance and repairs are charged to expense as incurred.

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With respect to properties with proven reserves, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset. Measurement of the impairment loss is based on discounted cash flows. Properties with unproven reserves are assessed for impairment when changes in market conditions or other events occur and are measured based on fair value.

(4) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")
---------------------------------------------------

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed to explore, exploit, research, and develop adequate gold reserves. It produced gold from the SSGM from 1972 through February 1978.

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

INVESTMENTS IN JOINT VENTURE

As of March 31, 1999, the Company's investments, including charges for interest expense to the Joint Venture, were $23,153,989 and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $23,744,254.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 1999 and 1998, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                         1999            1998
                                     -----------      -----------
The Company's advances
 (net of gold sale proceeds)
  since 09/22/87                     $23,153,989      $19,500,508
The Company's initial
 investment in the Joint Venture       3,508,180        3,508,180
Sanseb's investment in the Joint
 Venture                               3,508,180        3,508,180
Sanseb's investment in the mining
 projects and amount due to the
 Company                              23,823,518       21,524,975
                                     -----------      -----------
Total:                               $53,993,867      $48,041,843
Advances by the Company's three
 subsidiaries                            590,265          590,265
                                     -----------      -----------
Combined total investment            $54,584,132      $48,632,108
                                     ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at its
other El Salvador mining prospects.   During this fiscal period gold is
being produced by trucking the virgin ore for processing at the SCMP.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hundred "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

(c)  MINERAL CONCESSION

On January 27, 1987, the Government granted a right to the mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining Law requirements. These rights were simultaneously assigned to the Company and Sanseb.

On July 23, 1987, the Government of El Salvador delivered and granted to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. The concession was pledged as collateral for loans made by related parties. (Note 7)

Effective February 1996, the Government of El Salvador passed a law which requires mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. The Company, in compliance with the new law, has filed its applications for all of the mining concessions in which it has an interest.

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

MODESTO MINE

(a)  REAL ESTATE

The Company owns 52 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. It also has contracted to purchase additional acreage which transfer will take place after it receives clear title. Part of this real estate is subject to a mortgage and promissory note.

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

3. The Joint Venture will, when it is in production, employ not more than 45 qualified members of the Cooperative providing that there is a need for their particular skill or service.

4. The Joint Venture will furnish medicine and first aid medical assistance to all of its employees to the extent that such benefits are not provided by the Salvadoran Social Security System.

5. An employee life insurance program is to be seriously considered by the Joint Venture when production commences, providing that the cost of such insurance is not excessive.

MONTEMAYOR MINE

The Joint Venture has leased approximately one hundred seventy-five acres of land that it considers to be the key mining property. The terms of the various leases are one year with automatic renewal rights. This property is located 14 miles northwest of the SCMP, six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                       March 31
                                                       --------
Notes payable consist of the following:           1999           1998
                                                  ----           ----
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,
its subsidiaries and the Joint Venture
as collateral (Note 7)                        $5,009,679       $4,175,120

Other - consists primarily of
short-term notes and accrued interest
(1999, $307,491 and 1998, $305,578)
issued to creditors and others,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain
parcel of land pledged as collateral
located in El Salvador.                        1,169,454          743,071
                                             -----------       ----------

                          Total:              $6,179,133       $4,918,191
                                              ==========       ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 18 years, for a total of $1,674,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 1999:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,568,600. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 1999, an aggregate of $550,951, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the shares (20,200) borrowed from him during this fiscal period and it issued 26,523 of its common shares for the payment of interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of March 31, 1999.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789. The annual amount charged for the past three fiscal years is as follows: 1999, $33,468; 1998, $33,468; and 1997, $33,468.

The same related company provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company. Total charges for these services were as follows: 1999, $7,680; 1998, $8,040; and 1997, $7,950.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,493,026; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of March 31, 1999:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $327,676 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $197,139 for legal services rendered throughout the past years.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $69,426 which bears
interest at an annual rate of 16% payable monthly.   In addition, the
Company borrowed 26,460 common shares from them on May 28, 1999, and 15,000 common shares on October 8, 1998, for a total of 41,460 common shares. There are also 4,146 shares due to them for the payment of interest.

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

As of March 31, 1999, pursuant to the S.E.C. Form S-8 Registration Statement effective as of April 4, 1994, the Directors/Officers exercised their rights to purchase 66,134 shares at a price of thirty-seven and one-half cents per share in payment of all compensation due to them as of March 31, 1999.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses on a full production basis. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations.

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------
                                  Total Advances      Interest Charges
                                  --------------      ----------------
Balance April 1, 1990             $  1,625,163        $     252,060
 Year Ended March 31, 1991             718,843              266,107
 Year Ended March 31, 1992             698,793              312,004
 Year Ended March 31, 1993           1,003,617              347,941
 Year Ended March 31, 1994           1,155,549              451,180
 Year Ended March 31, 1995           2,884,078              751,389
 Year Ended March 31, 1996           3,122,766            1,286,739
 Year Ended March 31, 1997           3,894,692            1,567,375
 Year Ended March 31, 1998           4,397,007            2,179,731
 Year Ended March 31, 1999           3,653,481            2,590,144
                                   -----------          -----------
                                   $23,153,989          $10,004,670

Advances by three of the
 Company's wholly-owned
 subsidiaries                          590,265                    0
                                   -----------          -----------
Total Net Advances March 31, 1999  $23,744,254          $10,004,670
                                   ===========          ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 12 and 14.

(9)  INCOME TAXES
-----------------

At March 31, 1998, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $1,859,878 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2014.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Delaware Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, $0.10 par value per share of which 11,577,527 shares were issued and outstanding as of March 31, 1999. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 1, 1999, the Company merged into a Wisconsin chartered corporation which has 50,000,000 authorized common shares, par value $0.10 a share. The rights of the shareholders remain almost the same as described herein.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending March 31, 1999 or 1998.

The Company's Delaware and Wisconsin Certificates of Incorporation authorize the issuance of 250,000 shares of preferred stock, $0.10 par value.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  STOCK OPTION ACTIVITY DURING 1999, 1998, AND 1997 WAS AS FOLLOWS:


                         03/31/99           03/31/98            03/31/97
                   ------------------- ------------------- -------------------
                              Weighted            Weighted            Weighted
                      Option  Average     Option   Average    Option   Average
                      Shares   Price      Shares    Price     Shares    Price
                   ---------   -----   ---------    -----  ---------    -----
Outstanding,
 beg. yr.          1,327,400   $3.42   1,591,360    $3.22     97,840    $2.66
Granted               70,000   $0.75           0    $0.00  1,507,400    $3.38
Exercised                  0     N/A     (60,000)   $2.00          0    $0.00
Forfeited                  0     N/A        (710)   $4.25    (13,880)   $3.00
Expired             (420,000)    N/A    (203,250)   $2.25          0    $0.00
                   ----------  -----   ----------   -----  ----------   -----
Outstanding,
 end of yr.          977,400   $3.28   1,327,400    $3.42  1,591,360    $3.22
                   ==========  =====   =========    =====  =========    =====

A summary of the outstanding stock options as of March 31, 1999, follows:

                                        Weighted Average
          Range of         Amount          Remaining      Weighted Average
       Exercise Prices   Outstanding    Contractual Life   Exercise Price
       ---------------   -----------    ----------------  ----------------
        $2.00 to $2.99     100,000         2.39 years         $1.28
        $3.00 to $5.00     877,400         1.63 years         $3.51


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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years. As of March 31, 1999, there were 41,460 common shares borrowed and 4,146 common shares were due for the interest on these share loans.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender, until January 15, 2000, will have the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,300 shares of the non-related, publicly-held corporation borrowed, may accept payment in the form of up to 625,235 of the Company's restricted common shares.

f.  S.E.C. FORM S-8 REGISTRATION

On July 16, 1998, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's Services and Consulting Compensation Plan. From the 1,000,000 shares registered, 167,431 shares were issued and 832,569 shares are authorized to be issued.

(11)  LITIGATION
----------------

There is no material litigation except the Company's legal counsel is appealing Nasdaq's delisting decision. (Reference is made to Part II, Item 5, Item 7, etc.)

(12) COMMITMENTS AND CONTINGENCIES
----------------------------------

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

The Company has agreed to transfer at no cost to IBC, forty-nine percent of the common shares of Piccadilly Advertising Agency, Inc. (PAA) for the successful development of an Internet business pursuant to the agreement it entered into with IBC on January 27, 1999. On the same day, PAA's Articles of Incorporation were amended to change the name of the corporation to Ecomm Group Inc. (Ecomm). Ecomm also reserved the domain name of ecommgroup.com. Ecomm's business strategy is to build a web portal through the acquisition and consolidation of selected Internet companies.

In respect to the public relation services made as part of the January 27, 1999 agreement, IBC has agreed to disseminate information regarding the Company on the Internet with a view towards developing a more widespread public interest in the Company. The Company agreed to pay IBC minimum compensation for its public relations and consulting work in the form of 10,000 shares of the Company's common stock, and also agreed to issue warrants to purchase 500,000 shares of the Company's common stock at the price of $0.10 per share if the conditions imposed by Nasdaq to maintain a stock bid price of $1.00 or more and for the Company's continued listing are met. On January 29, 1999, Nasdaq halted the trading of the Company's shares and on March 31, 1999, the Company's securities were delisted from The Nasdaq Stock Market effective at the close of business. The Company is appealing Nasdaq's decision.

(13) BUSINESS SEGMENTS
----------------------

The Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information became effective for fiscal years beginning after December 15, 1997.
SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosure about products and services, geographic areas, and major customers.

The Company has presently three reportable segments: mining, campground operation, and other. The mining segment is engaged in the processing of gold. The campground operation is to lease space on an annual, monthly or daily basis. The other segments are those activities that are combined for reporting purposes. There were very limited activities in the Internet business, thus no disclosure is made. Another start-up segment, the Internet business, was in the process of being developed and its expansion was temporarily ceased pending the outcome of the Nasdaq January 29, 1999 decision to halt the trading of the Company's common shares.


                              Mining *1
                            El Salvador,
                              Central       Campground        Corporate
                              America    Missouri, U.S.A.    Headquarters
                              -------    ----------------    ------------
Year ended March 31, 1999
 Sales and revenues       $   785,526     $   62,176           $
 Depreciation & amortization  338,797
 Operating income (loss)     (258,179)
 Other mining income          213,491
 Operating income (loss)      (44,688)        (4,268)           (41,310)
 Total assets              26,031,841      1,135,500            419,460
 Capital expenditures       2,269,928

Year ended March 31, 1998
 Sales and revenues       $ 1,234,443     $   61,465           $
 Depreciation & amortization  208,254              0
 Operating income (loss)        4,752            903
 Other mining income          112,948
 Total assets              24,386,843      1,135,500            277,308
 Capital expenditures       3,402,089

Year ended March 31, 1997
 Sales and revenues       $         0     $   59,009           $
 Depreciation & amortization        0              0
 Operating income (loss)        3,832         (8,973)
 Total assets              21,035,881      1,135,500            997,740
 Capital expenditures       3,080,901


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor have control.

(14) ENVIRONMENTAL MATTERS
--------------------------

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

(15) YEAR 2000 ISSUE
--------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has not yet made a complete assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company may inquire of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
----------------------------------------------------------------
DISCLOSURE
----------

None.

                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information called for by Item 10 is incorporated by reference from information under the caption "Election of a Director" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. The information on Executive Officers is contained in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information called for by Item 11 is incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related
Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES
---------------------------------------

See index to Consolidated Financial Statements and Supplementary Data in
Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules

Schedule IV (1) Indebtedness of Related Parties

Schedule IV (2) Indebtedness to Related Parties

(b)  REPORTS ON FORM 8-K

(1) A Form 8-K was filed on February 8, 1999, to report that the Company entered into an agreement with Interactive Business Channel, Inc.
     (IBC) on January 27, 1999 for the purpose of developing an Internet business with the Company's wholly-owned subsidiary, Piccadilly Advertising Agency, Inc. whose name subsequently was changed to Ecomm Group Inc. This agreement also retained IBC to provide public relations and consulting work to enhance the value of the Company's shares to meet the $1.00 bid price required by The Nasdaq SmallCap Market.

(2) A Form 8-K was filed on April 13, 1999 to report that its shares were delisted by Nasdaq effective March 31, 1999, based on public interest concerns and the non-compliance to retain a one dollar bid price. Also, the Company announced that it changed its domicile from a Delaware corporation to a Wisconsin corporation. This merger was effective as of April 1, 1999 at 12:01 a.m. (Central Time).

(3) A Form 8-K was filed on May 19, 1999 reporting that the Company's common shares were trading on the Over the Counter Bulletin Board (OTC BB) effective May 5, 1999.

(c)  EXHIBITS

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.            Description of Exhibit                       Page
___________            ______________________                       ____
   3.1        Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit 3.(i) of the Company's S.E.C. Form 8-K filed on
              April 13, 1999.)

   3.2 By-laws of the Company. (Incorporated by reference to Exhibit 3.(ii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

   3.3 The Articles of Amendment of the Wisconsin corporation increasing the authorized shares to 50,000,000 common shares. (Incorporated by reference to Exhibit 3.(iii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

Exhibit No.            Description of Exhibit                       Page
___________            ______________________                       ____
   3.4 The Articles of Merger from a Delaware corporation to a Wisconsin corporation effective April 1, 1999 at 12:01 a.m. (Central Time). (Incorporated by reference to Exhibit 2.(i) of the Company's S.E.C.
              Form 8-K filed on April 13, 1999.)

   3.5 A Certificate of Merger filed with the Office of the Secretary of State of Delaware merging into a Wisconsin corporation. (Incorporated by reference to Exhibit 2.(ii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

   4 Instruments defining the rights of security holders, including indentures.

   4.1        Three-Year Stock Option Agreement dated
              October 1, 1996 to purchase 22,500 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K for the year ended March 31, 1997.)

   4.2 Four-Year Stock Option Agreement dated December 9, 1996 to purchase 3,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-K for the year ended March 31, 1997.)

   4.3        Four-Year Stock Option Agreement dated December 11,
              1996 to purchase 15,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-K for the year ended March 31, 1997.)

   4.4 Four-Year Stock Option Agreement dated December 11, 1996 to purchase 60,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended
              March 31, 1997.)

   4.5 Four-Year Stock Option Agreement dated December 14, 1996 to purchase 83,900 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended
              March 31, 1997.)

   4.6 Four-Year Stock Option Agreement dated December 27, 1996 to purchase 30,000 common shares at $2.50 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended
              March 31, 1997.)

   4.7 Four-Year Stock Option Agreement dated December 31, 1996 to purchase 25,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended
              March 31, 1997.)

   4.8 Four-Year Stock Option Agreement dated January 10, 1997 to purchase 68,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K for the year ended March 31, 1997.)

   4.9 Three, Four and Five-Year Stock Option Agreements are to be issued effective as of January 23, 1997, to purchase 200,000 shares each of the years during a five-year period as follows: year three, $3.25; year four $3.75; and year five $4.25. (Incorporated by reference to Exhibit 4.15 of the Company's Form 10-K for the year ended March 31, 1997.)

Exhibit No.            Description of Exhibit                      Page
___________            ______________________                      ____
   4.10*      Three-Year Stock Option Agreement dated October 10,
              1998 to purchase 10,000 common shares at $.75 per share.

   4.11*      Three-Year Stock Option Agreement dated October 20,
              1998 to purchase 10,000 common shares at $.75 per share.

   4.12*      Three-Year Stock Option Agreement dated October 22,
              1998 to purchase 20,000 common shares at $.75 per share.

   4.13*      Three-Year Stock Option Agreement dated October 22,
              1998 to purchase 30,000 common shares at $.75 per share.

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

Exhibit No.            Description of Exhibit                       Page
___________            ______________________                       ____
   10.9       Lillian M. Skeen, Loan Agreement and Open Ended On
              Demand Promissory Note dated June 26, 1997.
              (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended March 31, 1998.)

   10.10      Robert C. Skeen, Loan Agreement and Open Ended On
              Demand Promissory Note dated June 26, 1997.
              (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended March 31, 1998.)

   10.11      Robert C. Skeen, Loan Agreement and Open Ended On
              Demand Promissory Note dated January 20, 1998.
              (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended March 31, 1998.)

   10.12      John E. Machulak and Susan R. Robertson, Loan
              Agreement and Open Ended On Demand Promissory Note dated March 6, 1998. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended March 31, 1998.)

   10.13      Lillian M. Skeen, Loan Agreement and Open Ended On
              Demand Promissory Note dated May 21, 1998.
              (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended March 31, 1998.)

   10.14* Edward A. Machulak, Loan Agreement and Open Ended On Demand Promissory Note dated March 6, 1998.

   10.15 Agreement by and between the Company and Interactive Business Channel, Inc. dated January 27, 1999.
              (Incorporated by reference to Exhibit A of the Company's Form 8-K dated February 8, 1999.)

   10.16* May 25, 1999 Amendment to Exhibit 10.15 of the Company's Form 10-K for the year ended March 31, 1999.

   11*        Schedule of Computation of Net Income Per Share

   13         Annual Report to security holders, Form 10-Q or
              Quarterly Report to security holders:

              Annual Report for the period ended March 31, 1999, will include the Form 10-K and will be submitted within 120 days after the fiscal year end.

   21*        Subsidiaries of the Company and its Joint Venture.

   23.1*      Consent of Independent Certified Public Accountant

   99.0       Additional Exhibits

   99.1*      Confirmation agreement, General Lumber & Supply
              Co., Inc., May 10, 1999.

   99.2*      Confirmation Agreement, Edward L. Machulak,
              May 10, 1999.

Exhibit No.            Description of Exhibit                      Page
___________            ______________________                      ____
   99.3*      Confirmation Agreement, Edward L. Machulak Rollover
              Individual Retirement Account, May 10, 1999.

   99.4*      Confirmation Agreement, Sylvia Machulak Rollover
              Individual Retirement Account, May 10, 1999.

   99.5       Concession Agreement Assignment to the Company by
              Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended
              March 31, 1988.)

   99.6 Other Material Information: Restatement of prior period financial statements. (Incorporated by reference to Item 8 of the Company's Form 10-K for the year ended March 31, 1998.)

   99.7       Form S-8 Registration Statement effective date
              April 4, 1994, File No. 33-77226. (Incorporated by reference as this S-8 Registration Statement had been filed.)

   99.8 S.E.C. Form S-3 Registration Statement No. 333-23203 filed under the Securities Act of 1933 as amended and declared effective at 10:00 a.m. on March 26, 1997. (Incorporated by reference as this S.E.C. Form S-3 Registration Statement had been filed on March 26, 1997.)

   99.9 S.E.C. Form S-8 Registration Statement No. 333-59209 filed under the Securities Act of 1933, as amended, and declared effective July 16, 1998, registering one million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on July 16, 1998.)

   99.10 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

                         COMMERCE GROUP CORP.
                      FORM 10-K - MARCH 31, 1999

                              PART IV

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 1999.

                                 COMMERCE GROUP CORP.
                                 (Company)



                                 By:  /s/ Edward L. Machulak
                                      ----------------------------------
                                      Edward L. Machulak
                                      Chairman of the Board of Directors,
                                      Member of Executive Committee,
                                      Member of Audit Committee
                                      Director-Emeritus, President,
                                      Treasurer, Chief Executive,
                                      Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

Name                          Office                              Date
____                          ______                              ____

/s/Edward L. Machulak  Chairman of the Board of Directors,   May 19, 1999
---------------------  Member of Executive Committee, Member ------------
Edward L. Machulak     of Audit Committee, Director-Emeritus,
                       President, Treasurer, Chief Executive,
                       Operating and Financial Officer


/s/Edward A. Machulak  Director, Member of Executive         May 19, 1999
---------------------  Committee, Executive Vice President   ------------
Edward A. Machulak     and Secretary


/s/Sidney Sodos        Director and Member of Audit          May 19, 1999
---------------        Committee                             ------------
Sidney Sodos


/s/Clayton H. Tebo     Director and Member of Audit          May 19, 1999
------------------     Committee                             ------------
Clayton H. Tebo

  REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES
  ---------------------------------------------------------------------

My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

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

Bruce Michael Redlin
Certified Public Accountant

/s/ Bruce Michael Redlin

Milwaukee, Wisconsin
May 10, 1999

          COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
                            SCHEDULE IV (1)
             INDEBTEDNESS OF RELATED PARTIES - NOT CURRENT
               YEARS ENDED MARCH 31, 1999, 1998, AND 1997



                           Balance
                              at     Additions to Deletions to  Balance
                          Beginning  Indebtedness Indebtedness   at End
Name of Person (1)        of Period      (2)           (3)     of Period
------------------        ---------  ------------ ------------ ---------

Year ended March 31, 1999
Joint Venture            $20,090,773  $3,653,481       $0     $23,744,254

Year ended March 31, 1998
Joint Venture            $15,693,766  $4,397,007       $0     $20,090,773

Year ended March 31, 1997
Joint Venture            $11,799,074  $3,894,692       $0     $15,693,766


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


                           Balance
                              at     Additions to Deletions to  Balance
                          Beginning  Indebtedness Indebtedness   at End
Name of Person (1)        of Period      (2)           (3)     of Period
------------------        ---------  ------------ ------------ ---------

Year ended March 31, 1999
SSGM                     $21,524,975  $2,298,543       $0     $23,823,518

Year ended March 31, 1998
SSGM                     $19,388,321  $2,136,654       $0     $21,524,975

Year ended March 31, 1997
SSGM                     $17,503,414  $1,884,907       $0     $19,388,321

          COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

                             SCHEDULE IV(2)
                    INDEBTEDNESS TO RELATED PARTIES
           CURRENT YEARS ENDED MARCH 31, 1999, 1998, AND 1997



                           Balance
                              at     Additions to Deletions to  Balance
                          Beginning  Indebtedness Indebtedness   at End
Identity of Debtor (1)    of Period      (2)           (3)     of Period
----------------------    ---------  ------------ ------------ ---------

Year ended March 31, 1999
-------------------------
President of the Company  $2,219,984  $348,616(a)  $       0  $2,568,600
President's IRA              469,987    80,964(b)          0     550,951
President's Affiliated
 Company                   1,182,709   310,317(c)          0   1,493,026
Others                       302,440    94,662(d)          0     397,102
                          ----------  --------     ---------  ----------
 Total, notes payable     $4,175,120  $834,559     $       0  $5,009,679
                          ==========  ========     =========  ==========

President's Accrued
 Salary                   $1,509,015  $165,000(e)  $       0  $1,674,015
                          ==========  ========     =========  ==========

Legal fees (President's
 son is a principal)      $  175,082  $ 22,057     $       0  $  197,139
                          ==========  ========     =========  ==========

Year ended March 31, 1998
-------------------------
President of the Company  $1,839,465  $380,519(a)  $       0  $2,219,984
President's IRA              400,919    69,068(b)          0     469,987
President's Affiliated
 Company                     963,152   219,557(c)          0   1,182,709
Others                       257,993    44,447(d)          0     302,440
                          ----------  --------     ---------  ----------
 Total, notes payable     $3,461,529  $713,591     $       0  $4,175,120
                          ==========  ========     =========  ==========
President's Accrued
 Salary                   $1,344,015  $165,000(e)  $       0  $1,509,015
                          ==========  ========     =========  ==========
Legal fees (President's
 son is a principal)      $  137,069  $ 38,013(f)  $       0  $  175,082
                          ==========  ========     =========  ==========

Year ended March 31, 1997
-------------------------
President of the Company  $1,346,304  $493,161(a)  $       0  $1,839,465
President's IRA              342,002    58,917(b)          0     400,919
President's Affiliated
 Company                   1,175,984   215,668(c)    428,500(a)  963,152
Others                       220,080    37,913(d)          0     257,993
                          ----------  --------      --------  ----------
 Total, notes payable     $3,084,370  $805,659      $428,500  $3,461,529
                          ==========  ========      ========  ==========

President's Accrued
 Salary                   $1,204,140  $139,875(e)  $       0  $1,344,015
                          ==========  ========     =========  ==========

Legal fees (President's
 son is a principal)      $   76,883  $ 60,186(f)  $       0  $  137,069
                          ==========  ========     =========  ==========

Additions to Indebtedness

(2)(a)(b) The additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, and as individual, and not as a Director or Officer of the Company, and his IRA result from net cash advances and/or for accrued interest.

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