Form 10-Q
period 1999-06-30
COMMERCE GROUP CORP /WI/
filed 1999-08-16
CIK 109757

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30,  1999

                                 or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From __________ To __________

                     Commission file number 1-7375

                           COMMERCE GROUP CORP.
          (Exact name of registrant as specified in its charter)


               WISCONSIN                           39-1942961

   (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)          Identification Number)


                           6001 North 91st Street
                       Milwaukee, Wisconsin  53225-1795
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,828,433 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 1999.

                            COMMERCE GROUP CORP.

                                 FORM 10-Q

                 FOR THE FIRST QUARTER ENDED JUNE 30, 1999

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 1999.

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS


                                June 30, 1999        March 31, 1999
                                 (Unaudited)            (Audited)
                                -------------        --------------

                                ASSETS
                                ------

Current assets
 Cash                              $    41,840          $    61,821
 Investments                           186,074              186,182
 Accounts receivable                   363,926              358,769
 Inventories                           150,164              156,422
 Prepaid items and deposits             48,248               49,677
                                   -----------          -----------
  Total current assets                 790,252              812,871

Real estate (Note 5)                 1,179,836            1,179,836
Property, plant and equipment, net   3,423,984            3,567,334
Mining resources investment         22,647,112           22,026,760
Other investments                       56,200                    0
                                   -----------          -----------
  Total assets                     $28,097,384          $27,586,801
                                   ===========          ===========

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                  $   480,431          $   382,038
 Notes and accrued interest
  payable to related parties
  (Notes 6 & 7)                      5,256,942            5,009,679
 Notes and accrued interest
  payable to others (Note 6)         1,228,032            1,169,454
 Accrued salaries                    1,719,015            1,674,015
 Accrued legal fees                    201,218              197,139
 Other accrued expenses                519,530              478,762
                                   -----------          -----------
  Total liabilities                  9,405,168            8,911,087

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 12 & 14)

                             SHAREHOLDERS' EQUITY
                             --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1999-none; 1998-none (Note 10)    $         0          $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 (Notes 1(b) and 10)
 Issued and outstanding:
 03/31/1999-11,577,527 (Note 10)                          1,157,753
 06/30/1999-11,728,433 (Note 10)     1,172,843
Capital in excess of par value      17,368,609           17,288,039
Retained earnings (deficit)            150,764              229,922
                                   -----------          -----------
 Total shareholders' equity         18,692,216           18,675,714
                                   -----------          -----------
 Total liabilities and
  shareholders' equity             $28,097,384          $27,586,801
                                   ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                          1999                 1998
                                   -----------          -----------
Revenues:
 Gold sales                        $   165,083          $   244,472
 Campground income                      22,842               20,692
                                   ------------         ------------
  Total revenues                       187,925              265,164

Expenses:
 Cost of gold sales                    134,513              142,310
 Depreciation                           88,994               83,926
 General and administrative             71,841              107,849
                                   ------------         ------------
  Total expenses                       295,348              334,085

Other income:
 Interest income                            28                    7
 El Salvador added value tax refund     28,237               28,199
                                   ------------         ------------
  Other income                          28,265               28,206
                                   ------------         ------------

Net profit (loss)                  $   (79,158)         $   (40,715)
 Credit (charges) for income taxes           0                    0
                                   ------------         ------------
Net income (loss) after income tax
 credit (charge)                   $   (79,158)         $   (40,715)
                                   ============         ============

Net income (loss) per share
 (Note 2) basic                    $    (.0068)         $    (.0037)
                                   ============         ============

Net income (loss) per share
 (Note 2) diluted                  $    (.0055)         $    (.0031)
                                   ============         ============

Weighted av. common shares
 outstanding (Note 2)               11,611,565           11,066,945
                                   ============         ============

Weighted av. diluted common
 shares (Note 2)                    14,284,258           13,086,829
                                   ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           THROUGH THE PERIOD ENDED JUNE 30, 1999 (UNAUDITED)


                                     Common Stock
                         ------------------------------------
                                                   Capital in   Retained
                           Number of                Excess of   Earnings
                            Shares      Par Value   Par Value   (Deficit)
                         -----------   ----------  -----------  ---------
Balance March 31, 1997    9,193,042    $  919,304  $14,359,037  $201,585

Net Income (Loss) for
 FY March 31, 1998                                               118,603
Common Shares Issued
 Through March 31, 1998   1,846,628       184,663    2,610,687
                         ----------    ----------  -----------  --------
Balance March 31, 1998   11,039,670    $1,103,967  $16,969,724  $320,188
Net Income (Loss)
 FY March 31, 1999                                               (90,266)
Common Shares Issued
Through March 31, 1999      537,857        53,786      318,315
                         ----------    ----------  -----------  --------
Balance March 31, 1999   11,577,527    $1,157,753  $17,288,039  $229,922
                         ----------    ----------  -----------  --------
Net Income (Loss) First
 Quarter June 30, 1999                                           (79,158)
Common Shares Issued
 First Quarter
 June 30, 1999              150,906        15,090       80,570
                         ----------    ----------  -----------  --------
Balance June 30, 1999    11,728,433    $1,172,843  $17,368,609  $150,764
                         ==========    ==========  ===========  ========


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30

                                                1999              1998
                                         ------------     ------------
OPERATING ACTIVITIES:
 Net income (loss)                       $   (79,158)     $    (40,715)
                                         ------------     -------------
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH USED IN OPERATING
 ACTIVITIES:
Depreciation                                  88,994            83,926
Changes in assets and liabilities
 Decrease (increase) in investments          (56,092)
 Decrease (increase) in account
  receivables                                 (5,157)          196,867
 Decrease (increase) in inventories            6,258            18,825
 Decrease (increase) in prepaid items
  and deposits                                 1,429             3,390
 Increase (decrease) in accounts
  payable and accrued liabilities            134,761            22,490
 Increase (decrease) in director fees          4,400             4,400
 Increase (decrease) in accrued salaries      45,000            45,000
 Increase (decrease) in accrued legal fees     4,079             1,199
                                         ------------     -------------
  Total adjustments                          223,672           376,097
                                         ------------     -------------
  Net cash provided by (used in)
   operating activity                        144,514           335,382

INVESTING ACTIVITIES:
 Investment in mining resources             (565,996)         (712,436)
                                         ------------     -------------
 Net cash used in investing activities      (565,996)         (712,436)

FINANCING ACTIVITIES:
 Net borrowings                              305,841           570,344
 Preferred stock redeemed                          0                 0
 Common stock issued                          95,660            69,538
                                         ------------     -------------
Net cash provided by (used in)
 financing activities                        401,501           639,882

Net increase (decrease) in cash and
 cash equivalents                            (19,981)          262,828
Cash - beg. of year                           61,821            61,287
                                         ------------     -------------
Cash - end of year                       $    41,840      $    324,115
                                         ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 1999 and 1998:

1. The following amounts of interest expense accrued were capitalized:
   $211,586 (1999) and $179,685 (1998).

2. The interest expense paid in cash for this quarterly period was none for 1999 and $407 in 1998.

3. The Company paid no income taxes during the quarterly 1999 or 1998 periods.

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

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:

                             Shares           Value
                             ------        --------
                 1999         5,300        $  2,650
                 1998         2,500        $  2,500


2. The sale of gold for the first quarter in 1999 was $165,083 and $244,472 for 1998.

3. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $63,479 in 1999 and $50,599 in 1998.

4. Non-cash equipment financing activities were none for 1999 and none for 1998.

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999



(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is curtailed at other mining properties until such time as the price of gold is increased. All of the projects are located in the Republic of El Salvador, Central America.

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

     On July 26, 1999, Ecomm announced the launching of its MyInternet.to web portal. MyInternet.to is "a one stop gateway to the Internet" and provides a full range of the web's most popular services with a differentiating twist in order to compete with other portals.

     Ecomm's principal business will be to evaluate, structure and acquire Internet related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

     Ecomm is focusing on acquiring websites and services that will enable the new web portal to provide a full range of the Internet's most popular services. These services include free web-based e-mail, chat communities, and auctions similar to existing programs.

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

INVENTORY

Inventories consist of the following as of:


                                         June 30, 1999    March 31, 1999
                                         -------------    --------------
Gold in process (1) (Stated at market
 value)                                     $ 67,005        $ 72,447
Materials and supplies (Stated at cost)       83,159          83,975
                                            --------        --------
                                            $150,164        $156,422


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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable reserves or by using the straight-line depreciation method. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

If on June 30, 1999, 1,577,400 option shares (includes 500,000 options issued on July 12, 1999), the 70,058 loan shares, and the 1,025,235 stock rights would be added to the weighted average calculated number of shares which amount to 11,611,565, the total number of the weighted average fully diluted shares would be 14,284,258, then the loss per share for the fiscal year ended June 30, 1999, would be $.0068 cents per share. The same assumptions were used for the same 1998 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.75 colones per U.S. dollar. The exchange rate was stable. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa.

MAJOR CUSTOMER

The Joint Venture produces gold and silver from its El Salvador mining operation. It sells its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


               June 30, 1999                      March 31, 1999
               -------------                      --------------
                Accumulated                        Accumulated
          Cost  Amortization    Net       Cost     Amortization    Net
          ----  ------------    ---       ----     ------------    ---
Min-
eral
Prop-
erties
and
Defer-
red
Develop-
ment $22,647,112            $22,647,112 $22,026,760            $22,026,760

Mine
Plant
and
Equip-
ment   5,344,017  1,920,033   3,423,984   5,332,998  1,765,664   3,567,334
     ----------- ---------- ----------- ----------- ---------- -----------
     $27,991,129 $1,920,033 $26,071,096 $27,359,758 $1,765,664 $25,594,094
     =========== ========== =========== =========== ========== ===========

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

INVESTMENTS IN JOINT VENTURE

As of June 30, 1999, the Company's investments, including charges for interest expense to the Joint Venture, were $24,026,275 and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $24,616,540.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 1999 and 1998, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                        1999            1998
                                        ----            ----
The Company's advances (net of gold
sale proceeds) since 09/22/87        $24,026,275     $20,479,043
The Company's initial investment
in the Joint Venture                   3,508,180       3,508,180
Sanseb's investment in the
Joint Venture                          3,508,180       3,508,180
Sanseb's investment in the mining
projects and amount due to
the Company                           24,407,329      22,093,388
                                     -----------     -----------
Total:                               $55,449,964     $49,588,791

Advances by the Company's three
subsidiaries                             590,265         590,265
                                     -----------     -----------
Combined total investment            $56,040,229     $50,179,056
                                     ===========     ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at its
other El Salvador mining prospects.   During this fiscal period gold is
being produced by trucking the virgin ore from the SSGM for processing at the SCMP.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than eighteen hu ndred "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

3. The Joint Venture will, when it is in production, employ up to 45 qualified members of the Cooperative providing that there is a need for their particular skill or service.

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------


Notes payable consist of the following:           06/30/99     03/31/99
                                                  --------     --------
Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using  the
undeveloped land, real estate and all other
assets owned by the Company,  its subsidiaries
and the Joint Venture as collateral (Note 7)     $5,256,942   $5,009,679

Other - consists primarily of short-term notes
and accrued interest (as of June 30, 1999,
$316,072 and as of March 31, 1999, $307,495)
issued to creditors and others, interest rates
of varying  amounts, in lieu of actual cash
payments and includes a mortgage on a certain
parcel of land pledged as collateral located in
El Salvador.                                      1,228,032    1,169,454
                                                 ----------   ----------
                                      Total:     $6,484,974   $6,179,133
                                                 ==========   ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 18 years and three months, for a total of $1,715,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 1999:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,703,797. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of June 30, 1999, an aggregate of $573,222, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 63,100 shares from him during this fiscal period and it owes him 6,958 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. The Company may owe additional common shares for such shares loaned or p ledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June 30, 1999.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office; the monthly rental charge was $2,789 and it also provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company.

In lieu of cash payments for the office space rental, and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,566,769; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of June 30, 1999:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $340,922 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $201,218 for legal services rendered some of which dates back to July 1980.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $72,232 which bears interest at an annual rate of 16% payable monthly. The Company borrowed 41,460 common shares from them. These shares, plus 4,146 shares earned for interest were paid during May 1999 by issuing the Company's restricted common shares.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash for the amounts due to them, or exchange their fees for the Company's common shares.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                   Total Advances       Interest Charges
                                   --------------       ----------------
   Balances March 31, 1999          $23,153,989           $10,004,670
   First quarter ended
   June 30, 1999                        872,286               687,883
                                    -----------           -----------
   Total Company's net advances      24,026,275            10,692,553
   Advances by three of the
   Company's subsidiaries               590,265                     0
                                    -----------           -----------
   Total net advances
   June 30, 1999                    $24,616,540           $10,692,553
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 11,728,433 shares were issued and outstanding as of June 30, 1999. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 1999 or 1998.

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value.

The preferred shares are issuable in one or more series. The Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  STOCK OPTION ACTIVITY

                                  06/30/99              03/31/99
                            -------------------   --------------------
                                       Weighted               Weighted
                            Option     Average    Option      Average
                            Shares      Price     Shares       Price
                            ------     --------   ------      --------
Outstanding, beg. period     977,400    $3.28   1,327,400      $3.42
Granted*1                    600,000    $0.50      70,000      $0.75
Exercised                          0     N/A            0       N/A
Forfeited                          0     N/A            0       N/A
Expired                            0     N/A     (420,000)      N/A
                           ---------    -----    ---------     -----
Outstanding                1,577,400    $2.22     977,400      $3.28
                           =========    =====     ========     =====

*1  Includes 500,000 options granted on July 12, 1999.

A summary of the outstanding stock options as of June 30, 1999, follows:

                                 Weighted Average
   Range of          Amount         Remaining         Weighted Average
Exercise Prices    Outstanding   Contractual Life      Exercise Price
---------------    -----------   ----------------     ----------------
$2.00 to $2.99       700,000        2.32 years              $ .61
$3.00 to $5.00       877,400        1.38 years              $3.51

d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares. As of June 30, 1999, there were a total of 70,058 restricted common shares due to him.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years. As of June 30, 1999, there were no common shares borrowed from other parties.

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

f.  S.E.C. FORM S-8 REGISTRATION

On July 16, 1998, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's Services and Consulting Compensation Plan. From the 1,000,000 shares registered, 172,731 shares were issued and 827,269 shares are authorized to be issued.

(11)  LITIGATION
----------------

There is no material litigation except that on July 16, 1999, the Company's special legal counsel filed an appeal of Nasdaq's delisting decision with the Nasdaq-Amex Market Group.

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

In respect to the public relation services made as part of the January 27, 1999 agreement, IBC has agreed to disseminate information regarding the Company on the Internet with a view towards developing a more widespread public interest in the Company. The Company agreed to pay IBC minimum compensation for its public relations and consulting work in the form of 10,000 shares of the Company's common stock. On May 25, 1999, the Company and IBC amended the January 27, 1999 agreement. The amended agreement agrees to a payment of a total of 500,000 restricted common shares in five equal installments. The first payment of 100,000 restricted common shares was made on June 25, 1999.

On January 29, 1999, Nasdaq halted the trading of the Company's shares and on March 31, 1999, the Company's securities were delisted from The Nasdaq Stock Market effective at the close of business. The Company is appealing Nasdaq's decision.

(13) ENVIRONMENTAL MATTERS
--------------------------

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

(14) YEAR 2000 ISSUE
--------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company has contacted other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses from these entities were positive and the Company will continue to contact the ones who have not responded.

(15)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in connection with the financial statements and the notes thereto incl uded in the Company's latest annual report and the filing of the required Securities and Exchange Commission annual Form 10-K.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - JUNE 30, 1999
                  PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations for the first quarter of the fiscal quarter ended June 30, 1999 and 1998 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

OVERVIEW
--------

A redefined structure of the financial statements for the first quarterly periods ended June 30, 1999 and 1998 and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to the contract entered into by the joint venture parties.

For this fiscal quarterly period ended June 30, 1999, the Company was able to restructure the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Joint Venture is producing gold on a curbed basis from the gold ore it is excavating from its SSGM open pit. The gold is processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching gold process on the SSGM site. The cone crushing system is being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or holds leases. All of the mining properties are located in El Salvador, Central America. Concurrently, it als o is in the process of obtaining the necessary funding for each of these separate mining potentials while it continues its production of gold.

CURRENT STATUS
--------------

DIVERSITY TO INTERNET BUSINESS
------------------------------

The Company on January 29, 1999, announced its plans to have its one hundred percent-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. In this connection, the President of IBC, Matthew Marcus, has begun serving as the President of Ecomm.

Ecomm has been developing its new MyInternet.to web portal since January 1999. On July 26, 1999, Commerce announced that Ecomm has launched the site at http://www.myinternet.to.

A significant opportunity exists today to develop and consolidate certain fragmented niches of the Internet community into a web portal. Ecomm's principal business is to evaluate, structure and complete Internet related business combinations, mergers, and acquisitions. Because the Internet is growing so rapidly, specialized or niche portals are being developed as the hubs or gateways to the Internet for groups of individuals with specific interests. MyInternet.to is "a one stop gateway to the Internet" and provides a full range of the web's most popular portals similar to competitive Internet leaders.

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

Ecomm's objective is to be an aggressive provider of content on the world wide web, with emphasis in the areas of business and finance. Ecomm's goal is to provide interactive content in all of its content areas, and to seek advertisers and sponsors who wish to access the demographic groups using Ecomm's Internet site. The inability of Ecomm to achieve any portion of its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that Ecomm will be able to achieve any of such goals, and if not so achieved, that it will be able to develop and implement alternative strategic goals. Ecomm seeks to create content that is original, entertaining, informative and compelling. Ecomm's website content focuses on what Ecomm believes are currently the most popular areas of interest on the Internet: business and finance. Ecomm seeks to offer information in these areas which is written by content contributors with demonstrated expertise, experience and notoriety in their fields.

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

LEVERAGE STRATEGIC RELATIONSHIPS
--------------------------------

Ecomm seeks to leverage its current resources and infrastructure by aligning into strategic relationships with third-party developers of content and Internet-related technologies. Ecomm believes that these relationships will enhance the Company's product offerings while leveraging the Company's development, sales and marketing resources. IBC has established relationships with a number of leading information providers with respect to a significant portion of the commodity information to be included in Ecomm's Internet site. These relationships should enable Ecomm to complement its proprietary content offerings with information developed or compiled by third parties.

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

COMMERCE DELISTED FROM NASDAQ TRADING
-------------------------------------

On Wednesday, March 31, 1999, the Company was notified by Nasdaq/Amex that the Nasdaq Listing Qualifications Panel had decided to delist the Company's securities based on public interest concerns and the noncompliance with the Nasdaq's minimum one dollar bid rule. The Company's legal counsel has filed an appeal of the Nasdaq Listing Qualification Panel's decision with the Nasdaq Listings and Hearing Review Counsel within the prescribed time frame. There is no assurance that this appeal will be successful. (Reference is made to the S.E.C. Form 8-K filed on April 13, 1999.)

COMMERCE TRADING ON THE OVER THE COUNTER BULLETIN BOARD (OTCBB)
---------------------------------------------------------------

Effective May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) and its symbol is CGCO.

MINING ACTIVITIES
-----------------

The Company continues its attempts to increase its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 8,000 ounces of gold from the SCMP operation and eventually up to 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM and at the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine; all located in El Salvador.

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

RESULTS OF OPERATION FISCAL QUARTER JUNE 30, 1999 COMPARED TO JUNE 30,
----------------------------------------------------------------------
1998 ON A RESTATED BASIS
------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($79,158) or ($.0068) per basic share for its fiscal quarter ended June 30, 1999 compared to a loss of ($40,715) or $.0037 per share for the previous fiscal year. This 1999 increased loss results primarily from the depressed sale price of gold and the fact that less gold was produced. The income derived from an added tax value refund of $22,842 for 1999 and $20,692 for 1998 reduced the losses.

During the first fiscal period ended June 30, 1999, the Company sold 643 ounces of gold and 102 ounces of silver at an average realized price of $264 an ounce and for a gross total of $170,525. In addition, the Joint Venture held 259 ounces of gold in its inventory valued at $67,005 compared to $72,478 for the same period in 1998. This compares with producing 838 ounces of gold and 207 ounces of silver during its first fiscal period ended June 30, 1998.

The following Gold Institute Production Cost Standard schedule reflects a comparison of costs to produce gold:


                                  First Quarter Ended June 30,

                                  1999                   1998
                                  ----                   ----
                             Total   Per Ounce      Total    Per Ounce
                             -----   ---------      -----    ---------
Direct mining expense(1)   $120,220   $186.97     $120,395    $143.66
Third party smelting,
refining and
transportation cost          13,642     21.21       22,246      26.55
                           --------   -------     --------    -------
Cash operating cost         133,862    208.18      142,641     170.21

Misanse Royalties
(52% belongs
to the Company)               8,526     13.26        9,887      11.80
Government of El Salvador     5,116      7.96       12,358      14.75
                           --------   -------     --------    -------
Total cash cost             147,504    229.40      164,886     196.76

Depreciation                 88,994    138.40       83,925     100.15
                           --------   -------     --------    -------
Total production costs     $236,498   $367.80     $248,811    $296.91
                           ========   =======     ========    =======

(1) Direct mining expense includes all expenditures incurred at the SCMP site, including inventory changes and specific corporate charges. Exploration expenditures are not included in the direct mining expense.

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

Inflation did not have a material impact on operations in 1999 or 1998. Management of the Company anticipates that inflation will have an impact on continuing operations.

Interest expense in the sum of $211,586 was capitalized by the Joint Venture for the fiscal period ended June 30, 1999 and $179,685 for the same period in 1998.

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

RESULTS OF OPERATION FISCAL QUARTER JUNE 30, 1998 COMPARED TO JUNE 30,
----------------------------------------------------------------------
1997 ON A RESTATED BASIS
------------------------

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal period the Company borrowed a sum of $305,840;
$247,263 was from related parties which included cash and accrued interest; the balance of $58,577 was from unrelated parties which included cash and accrued interest.

A total of 150,906 common shares were issued for a sum of $95,660 during this fiscal year. These shares were issued for the following: services, 5,300 shares ($2,650); payment of debt, 45,606 shares ($36,810); and
100,000 shares ($56,200) for investment.

This last quarter proved to be a difficult one for the gold market. The price of gold has reached its lowest point during the past 20 years although the current demand for, and supply of, affects the gold price. Gold demand for jewelry and industrial use accounts for approximately 80% of gold production. However, the greatest impact on the price of gold is the sale of gold by the world's central banks. The Bank of England sold its first tranche of 25 tonnes on July 6, 1999 at a price of $261.20 an ounce. It plans to sell an additional 390 tonnes.

The Company expects to continue operating its SSGM by expanding its mill production capacity. Additional equipment has been purchased and has been delivered and has been or will be installed. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or by a joint venture or by other creative means.

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

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital. The depressed price of gold and the Company's low share market price are deterrents in raising cash for the Company's expansion program.

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

From September 1987 through June 30, 1999, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $24,026,275 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $24,616,540. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM in frastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, and most recently for the purchase of a rod mill and a carbon regeneration system and many other related needs.

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

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 1999, the Company, and three of its subsidiaries, have advanced to the Joint Venture $24,616,540. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $10,692,553 through June 30, 1999.
The Company furnishes all of the funds required by the Joint Venture.
The interest charge is eliminated in these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore investors continue to be hesitant to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold hit its lowest price in 20 years and therefore depressed the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the stock market price places the Company in a situation of substantially diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ended March 31, 2000.

YEAR 2000 ISSUE
---------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company has contacted other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses from these entities were positive and the Company will continue to contact the ones who have not responded.

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

FINANCIAL ACCOUNTING STANDARDS
------------------------------

The provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements. SFAS 131 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 further establishes standards for related disclosures about products and services, geographic areas, and major customers. Reference is made to
Note 13 of the audited March 31, 1999 Financial Statements.

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

DIVIDENDS
---------

For the foreseeable future, it is anticipated that the Company will use all of its earnings, if any, to finance its growth and expansion, and that dividends will not be paid to shareholders.

SAFE HARBOR
------------

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - JUNE 30, 1999
                  PART II - FINANCIAL INFORMATION


Item 1.   Legal Proceedings

          There is no adverse litigation that could materially affect the Company, however, the Company's legal counsel has filed an appeal of Nasdaq's delisting of the trading of the Company's common shares on the Nasdaq Small-Cap Market.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 18, 1999 relating to an annual meeting of shareholders to be held on October 15, 1999. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 26, 1999 for disclosure of the details.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          A Form 8-K was filed on August 5, 1999 to report that two news releases were issued on July 26, 1999 and August 2, 1999, respectively, announcing that MyInternet.to was introduced by the Company's subsidiary, Ecomm Group Inc. and that it then entered into an affiliate program with Dell Computer.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMERCE GROUP CORP.
                                   Registrant/Company


Date:  August 12, 1999             /s/ Edward L. Machulak
                                   -------------------------------------
                                   Edward L. Machulak
                                   President, Chief Executive, Operating
                                   and Financial Officer and Treasurer


[ARTICLE] 5
[LEGEND]
March 31, 1999 Financial Statement is from an audited financial statement. June 30, 1999 Financial Statement is unaudited.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS                   YEAR                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-2000             MAR-31-2000             MAR-31-1999
[PERIOD-END]                               JUN-30-1999             MAR-31-1999             JUN-30-1999             JUN-30-1998
[CASH]                                          90,088<F1>                 111,498<F1>                       0
                       0
[SECURITIES]                                         0                       0                       0                       0
[RECEIVABLES]                                  363,926                 358,769                       0                       0
[ALLOWANCES]                                         0                       0                       0                       0
[INVENTORY]                                  1,572,274<F2>               1,522,440<F2>                       0
                       0
[CURRENT-ASSETS]                             2,026,288               1,992,707                       0                       0
[PP&E]                                      26,071,096              25,594,094                       0                       0
[DEPRECIATION]                                       0                       0                       0                       0
[TOTAL-ASSETS]                              28,097,384              27,586,801                       0                       0
[CURRENT-LIABILITIES]                        9,405,168               8,911,087                       0                       0
[BONDS]                                              0                       0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0                       0
[PREFERRED]                                          0                       0                       0                       0
[COMMON]                                     1,172,843               1,157,753                       0                       0
[OTHER-SE]                                  17,519,373              17,517,961                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                28,097,384              27,586,801                       0                       0
[SALES]                                              0                       0                       0                       0
[TOTAL-REVENUES]                                     0                       0                 216,190                 293,370
[CGS]                                                0                       0                       0                       0
[TOTAL-COSTS]                                        0                       0                 295,348                 334,085
[OTHER-EXPENSES]                                     0                       0                       0                       0
[LOSS-PROVISION]                                     0                       0                       0                       0
[INTEREST-EXPENSE]                                   0                       0                       0                       0
[INCOME-PRETAX]                                      0                       0                (79,158)                (40,715)
[INCOME-TAX]                                         0                       0                       0                       0
[INCOME-CONTINUING]                                  0                       0                       0                       0
[DISCONTINUED]                                       0                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0                       0
[CHANGES]                                            0                       0                       0                       0
[NET-INCOME]                                         0                       0                (79,158)                (40,715)
[EPS-BASIC]                                        0                       0                  (.007)                  (.004)
[EPS-DILUTED]                                        0                       0                  (.006)                  (.003)

<F1>Cash includes deposits and prepaid items.
<F2>Inventory includes inventory, investments and real estate held for sale.