Form 10-Q
period 1999-09-30
COMMERCE GROUP CORP /WI/
filed 1999-11-03
CIK 109757

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30,  1999

                                  or

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From __________ To __________

                        Commission file number 1-7375

                           COMMERCE GROUP CORP.
           (Exact name of registrant as specified in its charter)


          WISCONSIN                             39-1942961
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


                        6001 NORTH 91ST STREET
                    MILWAUKEE, WISCONSIN  53225-1795
       (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,028,933 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 1999.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

             FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 1999

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K

          Registrant's Signature Page

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED BALANCE SHEETS


                                      Sept. 30, 1999    March 31, 1999
                                        (Unaudited)        (Audited)
                                      ---------------   --------------

                                 ASSETS
                                 ------

Current assets
 Cash                                  $        9,861   $       61,821
 Investments                                  174,468          186,182
 Accounts receivable                          350,609          358,769
 Inventories                                  140,100          156,422
 Prepaid items and deposits                    42,888           49,677
                                       --------------   --------------
  Total current assets                        717,926          812,871

Real estate (Note 5)                        1,179,836        1,179,836
Property, plant and equipment, net          3,290,839        3,567,334
Mining resources investment                23,267,642       22,026,760
Other investments                             232,200                0
                                       --------------   --------------
 Total assets                          $   28,688,443   $   27,586,801
                                       ==============   ==============

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                      $      590,597   $      382,038
 Notes and accrued interest payable
  to related parties  (Notes 6 & 7)         5,467,707        5,009,679
 Notes and accrued interest payable
  to others (Note 6)                        1,267,717        1,169,454
 Accrued salaries                           1,764,015        1,674,015
 Accrued legal fees                           241,574          197,139
 Other accrued expenses                       534,533          478,762
                                       --------------   --------------
  Total liabilities                         9,866,143        8,911,087

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 12 & 14)

                         SHAREHOLDERS' EQUITY
                         --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1999-none; 1998-none (Note 10)        $            0   $            0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1(b) and 10)
 Issued and outstanding:
 03/31/1999-11,577,527 (Note 10)                             1,157,753
 09/30/1999-12,028,933 (Note 10)            1,202,893
Capital in excess of par value             17,514,809       17,288,039
Retained earnings (deficit)                   104,598          229,922
                                       --------------   --------------
  Total shareholders' equity               18,822,300       18,675,714
                                       --------------   --------------
  Total liabilities and shareholders'
   equity                              $   28,688,443   $   27,586,801
                                       ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                           Three Months Ended
                             Second Quarter           Six Months Ended
                          09/30/99     09/30/98     09/30/99     09/30/98
                       -----------  -----------  -----------  -----------
Revenues:
 Gold sales            $   156,213  $   148,152  $   321,296  $   392,624
 Campground income          26,259       22,668       49,101       43,360
                       -----------  -----------  -----------  -----------
  Total revenues
                           182,472      170,820      370,397      435,984

Expenses:
 Cost of gold sales        124,174      105,803      258,687      248,113
 Depreciation               77,131       84,849      166,125      168,775
 General and
  administrative            66,312       54,459      138,153      162,308
                       -----------  -----------  -----------  -----------
  Total expenses           267,617      245,111      562,965      579,196

Other income:
 Interest income               163          242          191          249
 El Salvador added
  value tax refund          38,816       28,200       67,053       56,399
                       -----------  -----------  -----------  -----------
  Other income              38,979       28,442       67,244       56,648

Net profit (loss)          (46,166)     (45,849)    (125,324)     (86,564)
 Credit (charges)
  for income taxes               0            0            0            0
                       -----------  -----------  -----------  -----------
Net income (loss)
 after income tax
 credit (charge)       $   (46,166) $   (45,849) $  (125,324) $   (86,564)
                       ============ ============ ============ ============
Net income (loss)
 per share (Note 2)
 basic                 $    (.0039) $    (.0041) $    (.0107) $    (.0078)
                       ============ ============ ============ ============
Net income (loss)
 per share (Note 2)
 diluted               $    (.0032) $    (.0035) $    (.0088) $    (.0066)
                       ============ ============ ============ ============
Weighted av. common
 shares outstanding
 (Note 2)               11,731,072   11,090,085   11,731,072   11,090,085
                       ============ ============ ============ ===========
Weighted av. diluted
 common shares (Note 2) 14,268,266   13,095,481   14,268,266   13,095,481
                       ============ ============ ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THROUGH THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 (UNAUDITED)



                                       Common Stock
                            ----------------------------------
                                                    Capital in   Retained
                             Number of               Excess of   Earnings
                               Shares    Par Value   Par Value   (Deficit)
                            ----------  ----------  -----------  ---------
Balance March 31, 1997       9,193,042  $  919,304  $14,359,037  $201,585
Net Income (Loss) for
 FY March 31, 1998                                                118,603
Common Shares Issued
 Through March 31, 1998      1,846,628     184,663    2,610,687
                            ----------  ----------  -----------  --------
Balance March 31, 1998      11,039,670   1,103,967   16,969,724   320,188
Net Income (Loss) FY
 March 31, 1999                                                   (90,266)
Common Shares Issued
 Through March 31, 1999        537,857      53,786      318,315
                            ----------  ----------  -----------  --------
Balance March 31, 1999      11,577,527   1,157,753   17,288,039   229,922
Net Income (Loss)
 Second Quarter
 September 30, 1999                                              (125,324)
Common Shares Issued
 Second Quarter
 September  30, 1999           451,406      45,140      226,770
                            ----------  ----------  -----------  --------
Balance September 30, 1999
                            12,028,933  $1,202,893  $17,514,809  $104,598
                            ==========  ==========  ===========  ========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                               09/30/99       09/30/98
                                               --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                         $  (125,324)   $  ( 86,564)
ADJUSTMENTS TO RECONCILE NET               ------------   ------------
 INCOME (LOSS) TO NET CASH
 USED IN OPERATING ACTIVITIES:
Depreciation                                   166,125        162,308
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                    8,160        164,554
 Decrease (increase) in investments           (220,486)         1,610
 Decrease (increase) in inventories             16,322          2,406
 Decrease (increase) in prepaid items
  and deposits                                   6,789          3,911
 Increase (decrease) in accounts
  payable and accrued liabilities              255,530         40,191
 Increase (decrease) in director fees            8,800          8,800
 Increase (decrease) in accrued salaries        90,000         90,000
 Increase (decrease) in accrued legal fees      44,435          3,793
                                           ------------   ------------
 Total adjustments                             375,675        477,573
                                           ------------   ------------
 Net cash provided by (used in)
  operating activity                           250,351        391,009

INVESTING ACTIVITIES:
 Investment in mining resources             (1,130,512)    (1,216,343)
                                           ------------    -----------
 Net cash used in investing activities      (1,130,512)    (1,216,343)

FINANCING ACTIVITIES:
 Net borrowings                                556,291        796,644
 Common stock issued                           271,910         70,069
                                           ------------    -----------
Net cash provided by (used in)
 financing activities                          828,201        866,713

Net increase (decrease) in cash
 and cash equivalents                          (51,960)        41,379
Cash - beg. of year                             61,821         61,287
                                           ------------   -----------
Cash - end of year                         $     9,861    $   102,666
                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash information for the second quarterly period ended September 30, 1999 and 1998:

1.   The following amounts of interest expense accrued were capitalized:
     $436,192 (1999) and $362,570 (1998).

2. The interest expense paid in cash for this quarterly period was none for 1999 and $407 in 1998.

3. The Company paid no income taxes during the six month period for 1999 or 1998.

4. The investment consists of precious stones which are stated at the lower cost or market value.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the payment on the settlement date, an amount due from the Government of El Salvador for an added value tax refund, and for the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse).

6. Inventory consists of processed ores, metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the second quarterly period ended September 30:

1. The Company issued the following common shares for the values shown for services rendered and for investments:


                           Shares        Value
                           ------        -----
                  1999    405,800     $235,100
                  1998      3,500     $  3,031


2.   The sale of gold in 1999 was $321,290 and $392,624 for 1998.

3. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $143,235 in 1999 and $103,528 in 1998.

4. Non-cash equipment financing activities were none for 1999 and none for 1998.


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2% owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is curtailed at other mining properties until adequate funding is obtained. All of the projects are located in the Republic of El Salvador, Central America.

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

     On July 26, 1999, Ecomm announced the launching of its MyInternet.to web portal. MyInternet.to is "a one stop gateway to the Internet" and provides a full range of the web's most popular services with a differentiating twist in order to compete with other portals. Since the launching, it has made over thirty affiliations with some of the most well-known United States' corporations.

     Ecomm's principal goal will be to evaluate, structure and acquire Internet-related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

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

The balance sheet effect of the change in policy for each fiscal year ending on March 31, was to reduce the Joint Venture advances by a total of $5,397,146 which consisted of the following amounts: $1,822,686 for 1999; $1,511,895 for 1998; $1,012,739 for 1997; $816,029 for 1996; and
$233,797 for prior years. Retained earnings were reduced by an offsetting amount for the same period. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

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


                                                          % Ownership
                                                          -----------
        Homespan Realty Co., Inc. ("Homespan")                100.0
        Mineral San Sebastian, S.A. de C.V.  ("Misanse")       52.0
        Piccadilly Advertising Agency, Inc. ("Piccadilly")
         now known as Ecomm Group Inc. (Ecomm)                 51.0
        San Luis Estates, Inc. ("SLE")                        100.0
        San Sebastian Gold Mines, Inc. ("Sanseb")              82.5
        Universal Developers, Inc.  ("UDI")                   100.0
        Commerce/Sanseb Joint Venture ("Joint Venture")        90.0


INVESTMENTS

The investments consist of precious stones which are stated at the lower cost or market value.

ACCOUNTS RECEIVABLE

The accounts receivable account consists of gold bullion shipped to the refinery pending the payment on the settlement date, an amount due from the Government of El Salvador for an added value tax refund, and includes the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse).

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of:



                                         Sept. 30, 1999   March 31, 1999

Gold in process (1)
(Stated at market value)                     $ 77,608         $ 72,447
Materials and supplies (Stated at cost)        62,492           83,975
                                             --------         --------
                                             $140,100         $156,422


(1) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

DEFERRED MINING COSTS

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold, or are abandoned. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses and will write off these cumulative costs on a unit of production method at such time as it begins producing gold derived from the virgin gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable reserves or by using the straight-line depreciation method. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

INCOME TAXES

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

COMPREHENSIVE INCOME

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company believes that it has no items of other comprehensive income as presented in the accompanying financial statements.

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this new standard, the Company reports two earnings per share amounts, basic net income
(loss) and diluted net income (loss) per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of the current fiscal period.

If on September 30, 1999, 1,637,400 option shares, the 174,559 loan shares, and the 725,235 stock rights were added to the weighted average calculated number of basic shares which amount to 11,731,072, the total number of the weighted average fully diluted shares would be 14,268,266. The loss per share for the fiscal period ended September 30, 1999, then would be $.0088 cents per diluted share. The same assumptions were used for the same 1998 fiscal period reflecting a loss of $.0066 cents per share.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.75 colones per U.S. dollar. The exchange rate was stable. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There are no formal procedures in exchanging dollars for colones or vice versa.

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

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


              September  30, 1999                     March 31, 1999
     ------------------------------------  ----------------------------------
                  Accumulated                            Accumulated
        Cost      Amortization      Net      Cost       Amortization    Net
     -----------  ------------   --------  ----------   ------------  -------
Mineral
Proper-
ties
and
Deferred
Deve-
lop-
ment $23,267,642              $23,267,642  $22,026,760              $22,026,760

Mine
Plant
and
Equip-
ment   5,344,017   2,053,178    3,290,839    5,332,998   1,765,664    3,567,334
     -----------  ----------  -----------  -----------  ----------  -----------
     $28,611,659  $2,053,178  $26,558,481  $27,359,758  $1,765,664  $25,594,094
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

INVESTMENTS IN JOINT VENTURE

As of September 30, 1999, the Company's investments, including charges for interest expense to the Joint Venture, were $24,996,078 and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $25,586,343.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 1999 and 1998, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                     1999          1998
                                                     ----          ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                                 $24,996,078   $21,450,199
The Company's initial investment
 in the Joint Venture                             3,508,180     3,508,180
Sanseb's investment in the Joint Venture          3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                   25,032,811    22,683,275
                                                -----------   -----------
Total:                                          $57,045,249   $51,149,834
Advances by the Company's three subsidiaries        590,265       590,265
                                                -----------   -----------
Combined total investment                       $57,635,514   $51,740,099
                                                ===========   ===========

SSGM ACTIVITY

Due to the civil unrest in El Salvador, the Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the expansion of its SCMP facilities and the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the SSGM
gold ore reserves and at its other El Salvador mining prospects.   During
this fiscal period gold is being produced by trucking the virgin ore from the SSGM for processing at the SCMP.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately one hundred El Salvador, Central American, and United States' citizens. The Company has the right to select six of Misanse's ten directors. (Note 4)

(b)  SSGM MINING LEASE

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

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
52 acres at the Modesto Mine and it has the right to purchase additional acreage; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

Notes payable consist of the following:         09/30/99     03/31/99
                                                --------     --------
Mortgage and promissory notes to related
parties, interest ranging from one percent
to four percent over prime rate, but not
less than 16%, payable monthly, due on
demand, using  the undeveloped land, real
estate and all other assets owned by the
Company,  its subsidiaries and the Joint
Venture as collateral. (Note 7)               $5,467,707    $5,009,679

Other - consists primarily of short-term
notes and accrued interest (as of September
30, 1999, $325,757 and as of March 31,
1999, $307,495) issued to creditors and
others, interest rates of varying  amounts,
in lieu of actual cash payments and
includes a mortgage on a certain parcel of
land pledged as collateral located in El
Salvador.                                      1,267,717     1,169,454
                                              ----------    ----------

Total:                                        $6,735,424    $6,179,133
                                              ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 18 years and six months, for a total of $1,756,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 1999:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,796,816. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of September 30, 1999, an aggregate of $596,651, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 78,100 shares from him during this fiscal period and it owes him 16,412 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. The Company may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 16, 1987, the Company granted its President, by unanimous consent of the Board of Directors, compensation in the form of a bonus in the amount of two percent of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences.

The President presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of September 30, 1999:

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters office and the monthly rental charge was $2,789. Administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company were also provided.

In lieu of cash payments for the office space rental, and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,644,200; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of September 30, 1999:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $354,856 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company, in which a son of the President is a principal, is owed the sum of $241,574 for legal services rendered some of which dates back to July 1980.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $75,184 which bears interest at an annual rate of 16% payable monthly. The Company borrowed 41,460 common shares from them. These shares, plus 4,146 shares earned for interest were paid during May 1999 by issuing the Company's restricted common shares.

The Company borrowed 62,770 of the Company's common shares from a Director through September 30, 1999, pursuant to a Director-approved, open-ended stock loan agreement dated March 6, 1998. The sale of these shares took place during this fiscal period. In addition, 6,277 restricted common shares are due to him for the interest earned on this share loan.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
------------------------------------------
                                                          Interest
                                         Total Advances    Charges
                                         --------------  -----------
Balances March 31, 1999                    $23,153,989   $10,004,670
Advances through the second
 quarter ended September 30, 1999            1,842,089     1,430,610
                                           -----------   -----------
Total Company's net advances                24,996,078    11,435,280
Advances by three of the Company's
 subsidiaries                                  590,265             0
                                           -----------   -----------
Total net advances September 30, 1999      $25,586,343   $11,435,280
                                           ===========   ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 12 and 14.

(9)  INCOME TAXES
-----------------

At March 31, 1999, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,644,857 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2014.

(10)  DESCRIPTION OF SECURITIES
--------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 12,028,933 shares were issued and outstanding as of September 30, 1999. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respec t to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 1999 or 1998.

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

c.  STOCK OPTION ACTIVITY

                               09/30/99              03/31/99
                         -------------------   -------------------
                                    Weighted              Weighted
                            Option   Average    Option    Average
                            Shares    Price     Shares     Price
                         ----------   -----    ---------   -----

Outstanding, beg. period    977,400   $3.28    1,327,400   $3.42
Granted                     660,000   $0.50       70,000   $0.75
Exercised                         0     N/A            0     N/A
Forfeited                         0     N/A            0     N/A
Expired                           0     N/A     (420,000)    N/A
                          ---------   -----     ---------  -----
Outstanding               1,637,400   $2.16      977,400   $3.28
                          =========   =====     =========  =====

A summary of the outstanding stock options as of September 30, 1999, follows:

                                 Weighted Average     Weighted
   Range of           Amount        Remaining          Average
Exercise Prices    Outstanding   Contractual Life   Exercise Price
---------------    -----------   ----------------   --------------
Up  to  $2.99        760,000         1.60 years         $ .60
$3.00 to $5.00       877,400         1.13 years         $3.51


d.  STOCK RIGHTS - TO THE PRESIDENT AND/OR DIRECTORS

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and one of the Directors, and the interest which is payable to them by the Company's issuance of its restricted common shares. As of September 30, 1999, there were a total of 163,559 restricted common shares due to them.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years. As of September 30, 1999, there were no common shares borrowed from other parties.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed from the lender 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender, until January 15, 2000, will have the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,300 shares of the non-related, publicly-held corporation borrowed, may accept payment in the form of up to 625,235 of the Company's restricted common shares.

f.  S.E.C. FORM S-8 REGISTRATION

On July 16, 1998, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's Services and Consulting Compensation Plan. From the 1,000,000 shares registered, 173,231 shares were issued and 826,769 shares are authorized to be issued.

(11)  LITIGATION
----------------

There is no material litigation except that on July 16, 1999, the Company's special legal counsel filed an appeal of Nasdaq's delisting decision with the Nasdaq-Amex Market Group. On October 13, 1999, the Company was informed that the appeal was denied and that the decision made by Nasdaq was affirmed.

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

The Company has transferred at no cost to IBC, forty-nine percent of the common shares of Piccadilly Advertising Agency, Inc. (PAA) for the successful development of an Internet business pursuant to the agreement it entered into with IBC on January 27, 1999. On the same day, PAA's Articles of Incorporation were amended to change the name of the corporation to Ecomm Group Inc. (Ecomm). Ecomm also reserved the domain name of ecommgroup.com. Ecomm's business strategy is to build and expand its web portal through the acquisition and consolidation of selected Internet companies.

In respect to the public relation services made as part of the January 27, 1999 agreement, IBC has agreed to disseminate information regarding the Company on the Internet with a view towards developing a more widespread public interest in the Company. The Company agreed to pay IBC minimum compensation for its public relations and consulting work in the form of 10,000 shares of the Company's common stock. On May 25, 1999, the Company and IBC amended the January 27, 1999 agreement. The amended agreement agrees to a payment of a total of 500,000 restricted common shares in five equal installments. The first payment of 100,000 restricted common shares was made on June 25, 1999, and thereafter an additional 300,000 restricted common shares were issued pursuant to the terms of the agreement.

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

(14) YEAR 2000 ISSUE
--------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company has contacted other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses received from these entities were positive and the Company will continue to contact the ones who have not responded.

(15)  UNAUDITED FINANCIAL STATEMENTS
-------------------------------------

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - SEPTEMBER 30, 1999
                       PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

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

The following discussion provides information on the results of operations for the six-month fiscal periods ended September 30, 1999 and 1998 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

OVERVIEW
--------

A redefined structure of the financial statements for the six-month periods ended September 30, 1999 and 1998 and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to the contract entered into by the joint venture parties.

For this fiscal quarterly period ended September 30, 1999, the Company was able to restructure the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Joint Venture is producing gold on a curbed basis from the gold ore it is excavating from its SSGM open pit. The gold is processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching gold process on the SSGM site. The cone crushing system is being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or on which it holds leases. All of the mining properties are located in El Salvador, Central America. Concurr ently, it also is in the process of obtaining the necessary funding for each of these separate mining potentials while it continues its production of gold from the SSGM site.

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

Ecomm has been developing its new MyInternet.to web portal since January 1999. On July 26, 1999, Commerce announced that Ecomm has launched the site at http://www.myinternet.to. Ecomm has entered into agreements with more than thirty affiliate companies. The purpose is to generate revenues.

A significant opportunity exists today to develop and consolidate certain fragmented niches of the Internet community into a web portal. Ecomm's principal business is to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. Because the Internet is growing so rapidly, specialized or niche portals are being developed as the hubs or gateways to the Internet for groups of individuals with specific interests. MyInternet.to is "a one stop gateway to the Internet" and provides a full range of the web's most popular portals similar to competitive Internet leaders.

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

Ecomm's objective is to be an aggressive provider of content on the world wide web, with emphasis in the areas of business and finance. Ecomm's goal is to provide interactive content in all of its content areas, and to seek advertisers and sponsors who wish to access the demographic groups using Ecomm's Internet site. The inability of Ecomm to achieve any portion of its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that Ecomm will be able to achieve any of such goals, and if not so achieved, that it will be able to develop and implement alternative strategic goals. Ecomm intends to create content that is original, entertaining, informative and compelling. Ecomm's website content focuses on what Ecomm believes are currently the most popular areas of interest on the Internet: business and finance. Ecomm seeks to offer information in these areas which is written by content contributors with demonstrated expertise, experience and notoriety in their fields.

Ecomm believes that establishing and maintaining the Company's brand is a critical element of its operating strategy. Ecomm plans to create a brand identity that is built around authoritative commentary and innovative delivery of information. In this regard, Ecomm has placed significant emphasis on establishing brand identity for its product offerings. The Company's brand and corporate identity seeks to reflect an Internet site that provides a well-balanced array of programming with varying perspectives. Ecomm intends to build and reinforce its brand through advertising on the Internet, in trade magazines and in other traditional forms of media, editorial coverage, and a public relations strategy that provides meaningful information. Ecomm also believes that its brand will be reinforced as a result of the consistent design and imagery associated with each department of its website. Ecomm believes that by successfully building its brand, there will be opportunities to expand int o new content offerings.

LEVERAGE STRATEGIC RELATIONSHIPS
--------------------------------

Ecomm intends to leverage its current resources and infrastructure by aligning into strategic relationships with third-party developers of content and Internet-related technologies. Ecomm believes that these relationships will enhance the Company's product offerings while leveraging the Company's development, sales and marketing resources. IBC has established relationships with a number of leading information providers with respect to a significant portion of the commodity information to be included in Ecomm's Internet site. These relationships should enable Ecomm to complement its proprietary content offerings with information developed or compiled by third parties.

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

COMMERCE DELISTED FROM NASDAQ TRADING
-------------------------------------

On Wednesday, March 31, 1999, the Company was notified by Nasdaq/Amex that the Nasdaq Listing Qualifications Panel had decided to delist the Company's securities based on public interest concerns and the noncompliance of Nasdaq's minimum one dollar bid rule. The Company's legal counsel filed an appeal of the Nasdaq Listing Qualification Panel's decision with the Nasdaq Listings and Hearing Review Counsel within the prescribed time frame. On October 13, 1999, the Nasdaq Review Council affirmed the March 31, 1999 decision of the Panel to delist the Company from the Nasdaq Stock Market.

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

RESULTS OF OPERATION FISCAL QUARTER SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998 ON A RESTATED BASIS
-------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($125,324) or ($.0107) per basic share for its six-month period ended September 30, 1999 compared to a loss of ($86,564) or $.0078 per share for the previous fiscal year. This 1999 increased loss results primarily from the depressed sale price of gold and the fact that less gold was produced. The income derived from the El Salvadoran added tax value refund of $67,053 for 1999 and $56,399 for 1998 reduced the losses.

During this six-month period ended September 30, 1999, the Company sold 1,172 ounces of gold and 298 ounces of silver at an average realized price of $274 an ounce, for a gross total of $321,296. In addition, the Joint Venture held 260 ounces of gold in its inventory valued at $77,608 compared to a value of $67,005 for the same period in 1998. This compares with producing 1,375 ounces of gold and 360 ounces of silver during its six-month period ended September 30, 1998, for a total of $392,624.

The following Gold Institute Production Cost Standard schedule reflects a comparison of costs to produce gold:


                                      Second Quarter Ended September 30,
                                           1999               1998
                                           ----               ----
                                                Per                 Per
                                      Total    Ounce      Total    Ounce
                                    --------   -----    ---------  -----
Direct mining expense(1)            $232,983    $199    $ 221,084   $164
Third party smelting,
refining and transportation cost      26,301      22       40,434     30
                                    --------    ----    ---------   ----
Cash operating cost                  259,284     221      261,518    194

Royalties:
Misanse (52% belongs to the Company)  16,065       8       11,778      9
Government of El Salvador              9,639      14       19,631     14
                                    --------    ----     --------   ----
 Total cash cost                     284,988     243      292,927    217

Depreciation                         166,125     142      168,775    126
                                    --------    ----     --------   ----
 Total production costs             $451,113    $385     $461,702   $343
                                    ========    ====     ========   ====

(1) Direct mining expense includes all expenditures incurred at the SCMP site, including inventory changes and specific corporate charges. Exploration expenditures are not included in the direct mining expense.

There was no current or deferred provision for income taxes during 1999 or 1998. Additionally, although the Company has operating tax loss carryforwards, the Company has not recorded a net deferred tax asset in either 1997 or 1996 due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

Inflation did not have a material impact on operations in 1999 or 1998. Management of the Company anticipates that inflation would have an impact on continuing operations.

Interest expense in the sum of $432,192 was capitalized by the Joint Venture for the six-month fiscal period ended September 30, 1999 and $362,570 for the same period in 1998.

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

RESULTS OF OPERATION FISCAL QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997 ON A RESTATED BASIS
------------------------------------------------------------------------

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal period ended September 30, 1999, the Company borrowed a sum of $556,290; $458,028 was from related parties which included cash and accrued interest; the balance of $98,262 was from unrelated parties which included cash and accrued interest.

A total of 451,406 common shares were issued for a sum of $271,910 during this fiscal period. These shares were issued for the following:
services, 5,800 shares ($2,900); payment of debt, 45,606 shares
($36,810); and 400,000 shares ($232,200) for advances to a subsidiary.

This last quarter proved to be a difficult one for the gold market until September 26, 1999, when a drastic change took place. A statement was issued by the European Central Bank as well as the Central Banks of 15 other countries clarifying their intentions to limit their sale of gold to 400 tons per year for the next five years. This group also announced that they would limit the amount of gold lending in the future which would considerably reduce the speculative activity. The Central Banks of England and Switzerland joined this group of Central Banks.

The Company expects to continue operating its SSGM by expanding its mill production capacity. Additional equipment has to be purchased, delivered and installed. Funds to explore the expansion of the SSGM gold ore reserves and to explore the other mining prospects will have to be sought by raising additional capital or by a joint venture or by other creative means. The Company entered into an agreement with IBK Capital Corp., an investment banking firm located in Toronto, Canada, to raise a sum of up to U.S. $18 million. The funds will be used to expand the San Cristobal Mill and Plant and to construct an open-pit, heap-leaching operation at the SSGM site.

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

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital. The depressed price of gold (which now appears to have been alleviated) and the Company's low share market price are deterrents in raising cash for the Company's expansion program.

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

From September 1987 through September 30, 1999, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $24,996,078 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $25,586,343. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital to commence the production of gold, for exploration costs for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SS GM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, and most recently for the purchase of a rod mill and a carbon regeneration system and many other related needs.

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

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 1999, the Company, and three of its subsidiaries, have advanced to the Joint Venture $25,586,343. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $11,435,280 through September 30, 1999. The Company furnishes all of the funds required by the Joint Venture. The interest charge is eliminated in these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore investors continue to be hesitant to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its shares in order to raise capital. The Company believes that it will be able to obtain adequate financing from the same sources as in the past to conduct the present operations during the fiscal year ended March 31, 2000.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company is not involved with any derivative or hedging activities.

DIVIDENDS
---------

In the foreseeable future, it is anticipated that the Company will use all of its earnings, if any, to finance its growth and expansion, and that dividends will not be paid to shareholders.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - SEPTEMBER 30, 1999
                      PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          There is no adverse litigation that could materially affect the Company.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 15, 1999, the Company held its annual meeting of shareholders. The shareholders voted affirmatively on the following three items at the meeting:

          Proposal I was the election of one Class I Director of the
          Company: Clayton H. Tebo was elected as a Class I Director for a term of three years expiring at the annual meeting of shareholders to be held in the year of 2002. The proposal electing Clayton H. Tebo passed with votes of 9,726,099 in favor of the proposal; 145,745 votes withheld authority.

          Proposal II was to ratify the appointment of Bruce Michael Redlin, C.P.A. as the Company's independent public accountant for its fiscal year ended March 31, 2000. The proposal passed with 9,761,102 votes in favor of the proposal; 85,523 votes were against the proposal and 22,219 votes abstained.

          There was a proposal from the floor to ratify the acts of the Directors and Officers, including all related party transactions. The proposal passed with 9,871,844 votes in favor of the proposal and none against it.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCE GROUP CORP.
                                Registrant/Company

                                /s/ Edward L. Machulak
Date:  October 30, 1999         _________________________________________
                                Edward L. Machulak
                                President,  Chief Executive, Operating and
                                Financial Officer and Treasurer


[ARTICLE] 5
[LEGEND]
March 31, 1999 Financial Statement is from an audited financial statement. September 30, 1999 Financial Statement is unaudited.
[/LEGEND]

[PERIOD-TYPE]                   6-MOS                   YEAR                   6-MOS                   6-MOS
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-1999             MAR-31-2000             MAR-31-1999
[PERIOD-END]                               SEP-30-1999             MAR-31-1999             SEP-30-1999             SEP-30-1998
[CASH]                                          52,749<F1>                 111,498<F1>                       0
                       0
[SECURITIES]                                         0                       0                       0                       0
[RECEIVABLES]                                  350,609                 358,769                       0                       0
[ALLOWANCES]                                         0                       0                       0                       0
[INVENTORY]                                  1,726,604<F2>               1,522,440<F2>                       0
                       0
[CURRENT-ASSETS]                             2,129,962               1,992,707                       0                       0
[PP&E]                                      26,558,481              25,594,094                       0                       0
[DEPRECIATION]                                       0                       0                       0                       0
[TOTAL-ASSETS]                              28,688,443              27,586,801                       0                       0
[CURRENT-LIABILITIES]                        9,866,143               8,911,087                       0                       0
[BONDS]                                              0                       0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0                       0
[PREFERRED]                                          0                       0                       0                       0
[COMMON]                                     1,202,893               1,157,753                       0                       0
[OTHER-SE]                                  17,619,407              17,517,961                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                28,688,443              27,586,801                       0                       0
[SALES]                                              0                       0                       0                       0
[TOTAL-REVENUES]                                     0                       0                 437,641                 492,632
[CGS]                                                0                       0                       0                       0
[TOTAL-COSTS]                                        0                       0                 562,965                 579,196
[OTHER-EXPENSES]                                     0                       0                       0                       0
[LOSS-PROVISION]                                     0                       0                       0                       0
[INTEREST-EXPENSE]                                   0                       0                       0                       0
[INCOME-PRETAX]                                      0                       0               (125,324)                (86,564)
[INCOME-TAX]                                         0                       0                       0                       0
[INCOME-CONTINUING]                                  0                       0                       0                       0
[DISCONTINUED]                                       0                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0                       0
[CHANGES]                                            0                       0                       0                       0
[NET-INCOME]                                         0                       0               (125,324)                (86,564)
[EPS-BASIC]                                          0                       0                  (.011)                  (.008)
[EPS-DILUTED]                                        0                       0                  (.009)                  (.007)

<F1>Cash includes deposits and prepaid items.
<F2>Inventory includes inventory, investments and real estate held for sale.