Form 10-Q
period 1999-12-31
COMMERCE GROUP CORP /WI/
filed 2000-02-17
CIK 109757

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended DECEMBER 31,  1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,009,980 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 31, 2000.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

              FOR THE THIRD QUARTER ENDED DECEMBER 31, 1999

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS


                                   Dec. 31, 1999          March 31, 1999
                                    (Unaudited)              (Audited)
                                   -------------          --------------

                                ASSETS
                                ------

Current assets
 Cash                               $    1,945             $    61,821
 Investments                           322,068                 186,182
 Accounts receivable                   292,169                 358,769
 Inventories                           117,801                 156,422
 Prepaid items and deposits             52,190                  49,677
                                    -----------            -----------
  Total current assets                 786,173                 812,871

Real estate (Note 5)                 1,179,836               1,179,836
Property, plant and equipment, net   3,169,138               3,567,334
Mining resources investment         23,819,448              22,026,760
Other investments                      288,450                       0
                                   ------------            -----------
 Total assets                      $29,243,045             $27,586,801
                                   ============            ===========

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                  $   662,800             $   382,038
 Notes and accrued interest
  payable to related parties
  (Notes 6 & 7)                      5,744,847               5,009,679
 Notes and accrued interest
  payable to others (Note 6)         1,278,090               1,169,454
 Accrued salaries                    1,809,015               1,674,015
 Accrued legal fees                    254,633                 197,139
 Other accrued expenses                543,046                 478,762
                                   ------------            -----------
  Total liabilities                 10,292,431               8,911,087

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 12 & 14)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 1999-none; 1998-none (Note 10)    $         0             $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1(b) and 10)
 Issued and outstanding:
 03/31/1999-11,577,527 (Note 10)                             1,157,753
 12/31/1999-12,609,980 (Note 10)     1,260,998
Capital in excess of par value      17,711,036              17,288,039
Retained earnings (deficit)            (21,420)                229,922
                                   ------------            -----------
 Total shareholders' equity         18,950,614              18,675,714
                                   ------------            -----------
 Total liabilities and
  shareholders' equity             $29,243,045             $27,586,801
                                   ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED DECEMBER 31  (UNAUDITED)



                         Three Months Ended
                           Third Quarter               Nine Months Ended
                       12/31/99       12/31/98      12/31/99       12/31/98
                    -----------    -----------   -----------   ------------
Revenues:
 Gold sales         $    92,984    $   163,802   $   414,280   $    556,426
 Campground income       13,811         14,866        62,912         58,226
                    ------------   ------------  ------------  -------------
  Total revenues        106,795        178,668       477,192        614,652

Expenses:
 Cost of gold sales $   124,970    $   154,825   $   383,657   $    402,938
 Depreciation            77,184         84,983       243,309        253,758
 General, adminis-
  trative and camp-
  ground expense         37,567         67,146       175,720        229,454
                    ------------   ------------  ------------  -------------
 Total Expenses         239,721        306,954       802,686        886,150

Other income:
 Miscellaneous
  income            $         0    $        (3)  $       191   $        246
 El Salvador added
  value tax refund        6,908         28,199        73,961         84,598
                    ------------   ------------  ------------  -------------
  Other income            6,908         28,196        74,152         84,844

Net profit (loss)   $  (126,018)   $  (100,090)  $  (251,342)  $   (186,654)
 Credit (charges)
  for income taxes            0              0             0              0
                    ------------   ------------  ------------  -------------
Net income (loss)
 after income tax
 credit (charge)    $  (126,018)   $  (100,090)  $  (251,342)  $   (186,654)
                    ============   ============  ============  =============
Net income (loss)
 per share (Note 2)
 basic              $    (.0106)   $    (.0090)  $    (.0211)  $     (.0168)
                    ============   ============  ============  =============
Net income (loss)
 per share (Note 2)
 diluted            $    (.0088)   $    (.0076)  $    (.0176)  $     (.0141)
                    ============   ============  ============  =============
Weighted av. common
 shares outstanding
 (Note 2)            11,896,415     11,115,694    11,896,415     11,115,694
                    ============   ============  ============  =============
Weighted av. diluted
 common shares
 (Note 2)            14,320,152     13,192,385    14,320,152     13,192,385
                    ============   ============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  THROUGH THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999 (UNAUDITED)



                                     Common Stock
                         ------------------------------------
                                                   Capital in    Retained
                         Number of                  Excess of    Earnings
                          Shares       Par Value    Par Value   (Deficit)
                        ----------   -----------   -----------  ----------
Balance March 31, 1997   9,193,042   $   919,304   $14,359,037  $ 201,585
Net Income (Loss) for
 FY March 31, 1998                                                118,603
Common Shares Issued
 Through March 31, 199   1,846,628       184,663     2,610,687
                        ----------   -----------   -----------  ----------
Balance March 31, 1998  11,039,670     1,103,967    16,969,724    320,188
Net Income (Loss)
 FY March 31, 1999                                                (90,266)
Common Shares
 Issued Through
 March 31, 1999            537,857        53,786       318,315
                        ----------    ----------   -----------  ----------
Balance March 31, 1999  11,577,527     1,157,753    17,288,039    229,922
Net Income (Loss)
 Second Quarter
 December 31, 1999                                               (251,342)
Common Shares
 Issued Through
 the Third Quarter
 December 31, 1999       1,032,453       103,245       422,997
                        ----------    ----------   -----------  ----------
Balance December 31,
 1999                   12,609,980    $1,260,998   $17,711,036  $ (21,420)
                        ==========    ==========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)



                                         12/31/99           12/31/98
                                      ------------       ------------
OPERATING ACTIVITIES:
 Net income (loss)                    $  (251,342)       $  (186,654)
                                      ------------       ------------
ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO NET
 CASH USED IN OPERATING ACTIVITIES:
Depreciation                              243,309            253,758
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                              66,600            121,419
 Decrease (increase) in investments      (135,886)             1,610
 Decrease (increase) in inventories        38,621             37,434
 Decrease (increase) in prepaid
  items and deposits                       (2,513)           (10,255)
 Increase (decrease) in accounts
  payable and accrued liabilities         345,046             88,494
 Increase (decrease) in accrued
  salaries                                135,000            135,000
 Increase (decrease) in accrued
  legal fees                               57,494              3,793
                                      ------------       ------------
 Total adjustments                        747,671            631,253
                                      ------------       ------------
 Net cash provided by (used in)
  operating activity                      496,329            444,599

INVESTING ACTIVITIES:
 Investment in mining resources        (1,637,801)        (1,697,989)
 Investment - other                      (288,450)                 0
                                      ------------       ------------
 Net cash used in investing
  activities                           (1,926,251)        (1,697,989)

FINANCING ACTIVITIES:
 Net borrowings                           843,804          1,095,062
 Common stock issued                      526,242            156,275
                                      ------------       ------------
Net cash provided by (used in)
 financing activities                   1,370,046          1,251,337

Net increase (decrease) in cash
 and cash equivalents                     (59,876)            (2,053)
Cash - beg. of year                        61,821             61,287
                                      ------------       ------------
Cash - end of year                    $     1,945        $    59,234
                                      ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
            CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash information for the third quarterly periods ended December 31, 1999 and 1998:

1.  The following amounts of interest expense accrued were capitalized:
    $672,410 (1999) and $556,398 (1998).

2. The interest expense paid in cash for this quarterly period was none for 1999 and $1,082 in 1998.

3. The Company paid no income taxes during this period for 1999 or 1998.

4. The investment consists of precious stones and the Employee Benefit Account which are stated at the lower of the cost or market value.

5. Accounts receivable consist of gold bullion shipped to the refinery pending the payment on the settlement date, an amount due from the Government of El Salvador for an added value tax refund, and for the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse).

6. Inventory consists of processed ores, metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the third quarterly period ended December 31:

1. The Company issued the following common shares for the values shown for services rendered and for investments:


                              1999        1998
                         ---------      ------
               Shares      906,800       4,100
               Value      $441,725      $3,350


2.  The sale of gold in 1999 was $414,280 and $556,426 for 1998.

3. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $205,693 in 1999 and $182,613 in 1998.

4.  There were no non-cash equipment financing activities.



The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb"), both United States' chartered corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador,
     Central America.   Gold bullion, currently the Joint Venture's
     principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is curtailed at other mining properties until adequate funding and licensing permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

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

     There can be no assurance that Ecomm's current strategy will be successful. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms. Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operation for an explanation of Ecomm's expansion into the wireless business.

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

The consolidated statements of operations for the years ended March 31, 1999, 1998, 1997 and 1996 were restated to eliminate the net interest income of $5,397,146 from the Joint Venture. The amounts were $1,822,686, $1,511,895, $1,012,739, and $816,029 for 1999, 1998, 1997 and
1996 respectively, and $233,797 for prior years.

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


INVESTMENTS

The investments consist of precious stones and the value of the Company's shares held in the Employee Benefit Account which values are stated at the lower cost or market value.

ACCOUNTS RECEIVABLE

The accounts receivable account consists of gold bullion shipped to the refinery pending the payment on the settlement date, an amount due from the Government of El Salvador for an added value tax refund, and includes the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse).

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of:


                                            Dec. 31, 1999  March 31, 1999
                                            -------------  --------------
Gold in process (1) (Stated at market value)    $ 75,324       $ 72,447
Materials and supplies (Stated at cost)           42,477         83,975
                                                --------       --------
                                                $117,801       $156,422

(1) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

DEFERRED MINING COSTS

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold, or are abandoned. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses and will write off these cumulative costs on a unit of production method at such time as it begins producing gold derived from the gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value. Mining properties and development costs and certain plant and equipment are depreciated using the units of production method based upon proven and probable reserves or by using the straight-line depreciation method. Other assets are depreciated using the straight-line method over estimated useful lives of three to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in prior years. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supersedes APB Opinion 15, replacing the presentation of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common shareholders (net income less any dividends declared on preferred stock and any dividends accumulated on cumulative preferred stock) by the weighted average number of common shares outstanding. Diluted EPS requires an adjustment to the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized with any convertible debt.

If on December 31, 1999, the 1,614,900 option shares, the 183,602 loan shares, and the 625,235 stock rights were added to the weighted average calculated number of basic shares which amount to 11,896,415, the total number of the weighted average fully diluted shares would be 14,320,152. The loss per share for the fiscal period ended December 31, 1999, then would be $.0176 cents per diluted share. The same assumptions were used for the same 1998 fiscal period reflecting a loss of $.0141 cents per share.

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

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


             December 31, 1999                        March 31, 1999
     ---------------------------------     ---------------------------------
                   Accumulated                          Accumulated
         Cost     Amortization    Net          Cost     Amortization    Net
     -----------  ------------   -----     -----------  ------------   -----
Mineral
Proper-
ties
and
Deferred
Deve-
lop-
ment $23,819,448              $23,819,448  $22,026,760              $22,026,760

Mine
Plant
and
Equip-
ment   5,353,046   2,183,908    3,169,138    5,332,998   1,765,664    3,567,334
     -----------  ----------  -----------  -----------  ----------  -----------
     $29,172,494  $2,183,908  $26,988,586  $27,359,758  $1,765,664  $25,594,094
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

INVESTMENTS IN JOINT VENTURE

As of December 31, 1999, the Company's investments, including charges for interest expense to the Joint Venture, were $26,131,651 and three of the Company's wholly-owned subsidiaries' advances were $590,265 for a total of $26,721,916.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 1999 and 1998, the Company, Sanseb and three of the Company's wholly-owned subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                              1999          1998
                                              ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87            $26,131,651   $22,327,101
The Company's initial investment
 in the Joint Venture                       3,508,180     3,508,180
Sanseb's investment in the Joint Venture 3,508,180 3,508,180 Sanseb's investment in the mining projects
 and amount due to the Company             25,690,540    23,259,838
                                          -----------   -----------
Total:                                    $58,838,551   $52,603,299
Advances by the Company's three
 subsidiaries                                 590,265       590,265
                                          -----------   -----------
Combined total investment                 $59,428,816   $53,193,564
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

MODESTO MINE

(a)  REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. It also has contracted to purchase additional acreage which transfer will take place after it receives clear title. Part of this real estate is subject to a mortgage and promissory note.

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

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns a total of approximately
63 acres at the Modesto Mine; and the Joint Venture leases approximately 166 acres of land at the SCMP site on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  NOTES PAYABLE AND ACCRUED INTEREST

Notes payable consist of the following:        12/31/99       03/31/99
                                            -----------    -----------
Mortgage and promissory notes to related
parties, interest ranging from one percent
to four percent over prime rate, but not
less than 16%, payable monthly, due on
demand, using  the undeveloped land, real
estate and all other assets owned by the
Company,  its subsidiaries and the Joint
Venture as collateral. (Note 7)              $5,744,847     $5,009,679

Other - consists primarily of short-term
notes and accrued interest (as of December
31, 1999, $336,137 and as of March 31,
1999, $307,495) issued to creditors and
others, interest rates of varying  amounts,
in lieu of actual cash payments and
includes a mortgage on a certain parcel of
land pledged as collateral located in El
Salvador.                                     1,278,090      1,169,454
                                             ----------     ----------
                               Total:        $7,022,937     $6,179,133
                                             ==========     ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 18 years and nine months, for a total of $1,797,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 1999:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $2,951,397. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of December 31, 1999, an aggregate of $621,037, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company borrowed a total of 155,600 shares from him during this fiscal period and it owes him 28,002 common shares for the interest earned on common shares he loaned or pledged as collateral for the benefit of the Company. The Company may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of December 31, 1999:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,724,797; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions which status are reflected as of December 31, 1999:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $369,360 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company, in which a son of the President is a principal, is owed the sum of $254,633 for legal services rendered some of which dates back to July 1980.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $78,256 which bears interest at an annual rate of 16% payable monthly. The Company borrowed 41,460 common shares from them. These shares, plus 4,146 shares earned for interest were paid during May 1999 by issuing the Company's restricted common shares. The Company received all of the net proceeds.

The Company borrowed 72,770 of the Company's common shares from a Director pursuant to a Director-approved, open-ended stock loan agreement dated March 6, 1998. The sale of these shares took place during this fiscal period and all of the net proceeds were received by the Company. These shares, plus 7,277 shares earned for interest, were paid in October 1999 by issuing the Company's restricted common shares.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash for the amounts due to them, or exchange their fees for the Company's common shares. Currently, the Audit Committee Directors do not receive any compensation.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                Total Advances       Interest Charges
                                --------------       ----------------
Balances March 31, 1999          $23,153,989            $10,004,670
Advances through the third
 quarter ended December 31, 1999   2,977,662              2,219,237
                                 -----------            -----------
Total Company's net advances      26,131,651             12,223,907
Advances by three of the
 Company's subsidiaries              590,265                      0
                                 -----------            -----------
Total net advances
 December 31, 1999               $26,721,916            $12,223,907
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 12,609,980 shares were issued and outstanding as of December 31, 1999. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 1999 or 1998.

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

c.  STOCK OPTION ACTIVITY

                                12/31/99            03/31/99
                          ------------------   -----------------
                                    Weighted            Weighted
                            Option   Average    Option   Average
                            Shares    Price     Shares    Price
                          ----------  -----    ---------  ------
Outstanding, beg. period    977,400   $3.28    1,327,400   $3.42
Granted                     660,000   $0.50       70,000   $0.75
Exercised                         0     N/A            0     N/A
Forfeited                         0     N/A            0     N/A
Expired                     (22,500)    N/A     (420,000)    N/A
                          ----------  -----    ----------  -----
Outstanding               1,614,900   $2.15      977,400   $3.28
                          ==========  =====    ==========  =====

A summary of the outstanding stock options as of December 31, 1999, follows:
                                  Weighted Average      Weighted
  Range of           Amount          Remaining           Average
Exercise Prices    Outstanding    Contractual Life    Exercise Price
---------------    -----------    ----------------    ---------------
Up to $2.99          760,000         1.35 years           $ .60
$3.00 to $5.00       854,900         1.00 years           $3.53


d.  STOCK RIGHTS - TO THE PRESIDENT AND/OR DIRECTORS

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares. As of December 31, 1999, there were a total of 183,602 restricted common shares due to him.

Said interest payable is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved open-ended loan agreements.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of two years. As of December 31, 1999, there were no common shares borrowed from other parties.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed from the lender 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender had, until January 15, 2000, the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,300 shares of the non-related, publicly-held corporation borrowed, may accept payment in the form of a total of 625,235 of the Company's restricted common shares. On January 15, 2000, via written correspondence, the lender exercised his option to accept the 560,750 Commerce Group Corp. restricted common shares in lieu of the 125,300 common shares of a non-related public company in return for the shares borrowed by the Company.

f.  S.E.C. FORM S-8 REGISTRATION

On July 16, 1998, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's Services and Consulting Compensation Plan.
As of December 31, 1999, from the 1,000,000 shares registered, 574,231 shares were issued and 425,769 shares are authorized to be issued. An additional 400,000 shares were issued to the Commerce Group Corp. Employee Benefit Account on January 26, 2000.

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares by the selling qualified shareholders pursuant to the prospectus submitted to the Securities and Exchange Commission.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

During this fiscal year, the CGCEBA was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The Company on December 10, 1999, issued 400,000 of its common shares registered in its Securities and Exchange Commission Form S-8 Statement. Subsequently, on January 26, 2000, it issued an additional 400,000 common shares registered in its Securities and Exchange Commission Form S-8 Statement. The CGCEBA plans to sell these shares from time to time to meet its obligations to its employees.

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

The Company has transferred at no cost to IBC, forty-nine percent of the common shares of Piccadilly Advertising Agency, Inc. (PAA) for the successful development of an Internet business and for certain public relation efforts to enhance the exposure of the Company pursuant to the agreement it entered into with IBC on January 27, 1999. On the same day, PAA's Articles of Incorporation were amended to change the name of the corporation to Ecomm Group Inc. (Ecomm). Ecomm also reserved the domain name of ecommgroup.com. Ecomm's business strategy is to build and expand its web portal through the acquisition and consolidation of selected Internet companies.

In respect to the public relation services made as part of the January 27, 1999 agreement, IBC has agreed to disseminate information regarding the Company on the Internet with a view towards developing a more widespread public interest in the Company. The Company agreed to pay IBC minimum compensation for its public relations and consulting work in the form of 10,000 shares of the Company's common stock. On May 25, 1999, the Company and IBC amended the January 27, 1999 agreement, and the only change was to issue to IBC a total of 500,000 of the Company's restricted common shares at no cost in five monthly installments of 100,000 common shares each. The entire 500,000 common restricted shares were issued.

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

(14) YEAR 2000 ISSUE
--------------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company has contacted other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses received from these entities were positive and the Company will continue to contact the ones who have not responded. As of February 1, 2000, the Company has not encountered any Y2K related problems.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - DECEMBER 31, 1999
                     PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations for the nine-month fiscal periods ended December 31, 1999 and 1998 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW

A redefined structure of the financial statements for the nine-month periods ended December 31, 1999 and 1998 and for prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to the contract entered into by the joint venture parties.

For this fiscal quarterly period ended December 31, 1999, the Company was able to restructure the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

THE COMPANY'S CURRENT STATUS
----------------------------

PRECIOUS METAL MINING

The Joint Venture has produced gold from April 1, 1995 through this fiscal period ended December 31, 1999. Its San Cristobal Mill and Plant
(SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993.

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it lacked the funds to expand the SCMP facilities. There is also much uncertainty at this time relative to the price of gold which in the past months reflected a wide range of price fluctuations.

The Company's management is in the process of temporarily suspending its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, and most importantly for the expansion of the SCMP facilities.

The Company has retained IBK Capital Corp. (IBK) of Toronto, Canada, an independent privately-owned investment banking firm, for the purpose of raising the sum of U.S. $18 million. The funds are to be used to purchase equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

IBK specializes in providing a full range of services to the mining industry. It has completed mining transactions with a combined value of over $950 million (in Canadian dollars) since its inception in 1989. IBK is seeking a merger or acquisition partner for the Company.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold is processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is proceeding to install a pilot open-pit, heap-leaching gold processing system on the SSGM site. The cone crushing system is being reconstructed at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves.
It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to increase its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this major gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 8,000 ounces of gold from the SCMP operation and eventually up to 40,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM located in the Republic of El Salvador.

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

THE INTERNET BUSINESS
---------------------

HISTORICAL SYNOPSIS

The Company on January 29, 1999, announced its plans to have its fifty-one percent owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. In this connection, the President of IBC, Matthew Marcus, is also the President of Ecomm.

Ecomm has been developing its new MyInternet.to web portal since January 1999. On July 26, 1999, the Company announced that Ecomm launched the site at http://www.myinternet.to.

Since July 1999, Ecomm's MyInternet.to web portal has been tested, marketed, and updated to maximize its market share on the Internet. The website receives 2,500 hits on average daily and has a static link to the highly trafficked http://www.ibchannel.com website.

MyInternet.to has implemented a broad reaching affiliate program through Linkshare.com which should enable it to derive revenues from affiliate agreements with small and large Internet websites. In addition, these
affiliations should draw more traffic and interest to this site.   Such
websites include Yahoo Travel, Audio Book Club, JC Penney, Dell, and many, many more.

MyInternet.to has been designed as a platform to take advantage of new opportunities to derive financial benefit for Ecomm from the implementation and integration of new Internet technologies, mergers, and acquisitions.

CURRENT INTERNET ACTIVITIES
---------------------------

The most exciting technology which Ecomm is currently concentrating on is wireless technology.

WIRELESS WEB INITIATIVE

Ecomm is of the opinion that MyInternet.to is a sound platform for implementing a strategic wireless web content initiative. Ecomm's management is now focused on converting its MyInternet.to web portal to being wireless compatible. There is an unprecedented niche opportunity to serve wireless web surfers with content converted from MyInternet.to or its affiliate partners. Such content may include wireless e-mail, news, stock quotes, maps, and more.

WIRELESS WEB REVENUES

Revenues will be initially generated from its wireless affiliates such as Datalink.net, a leader in providing wireless content and services. Future revenues will be derived from the cash flows of the wireless companies Ecomm acquires as well as wireless e-commerce and advertising.

WIRELESS INDUSTRY BACKGROUND

It is Ecomm's belief that are more persons in the world currently using wireless devices than personal computers. Ecomm plans to model the success of emerging wireless technology companies such as Datalink.net and Net2wireless.com. Many experts are of the belief that m-Commerce "mobile commerce" will have a larger impact than the Internet on the way individuals receive information and conduct transactions.

WIRELESS WEB RESOURCES

The personnel of Ecomm's consultant IBC has "hands on" experience with developing and implementing Internet and wireless web technology. IBC is a licensed Palm VII Wireless PDA developer with 3Com and has agreements in place with Avantgo.com, a premier wireless web content company. IBC's staff has assisted organizations such as a large, major transportation company with designing and implementing its technology initiatives and wireless ISP. It has also consulted with Usurf America in its strategic advertising and marketing program.

WIRELESS WEB MERGERS AND ACQUISITIONS

There appears to be a tremendous opportunity to merge and/or acquire wireless related companies which have increased in numbers significantly due to the rise in the popularity of wireless devices such as PDAs (personal digital assistance), cell phones, and interactive pagers. Like the computer, a whole new industry is emerging to supply wireless devices with updated software, hardware, and other technological innovations. Ecomm believes that by providing management, financial, and marketing support, it would be a desirable match for potential acquisition targets.

MYINTERNET.TO WEB PORTAL
------------------------

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

Ecomm continues to focus on acquiring websites and services that will enable the new web portal to provide a full range of the Internet's most popular services. These services include free web-based e-mail, chat communities, and auctions similar to other existing programs.

IBC's network of Internet experts will help Ecomm take maximum advantage of Internet opportunities by providing turnkey e-commerce solutions. IBC's network of experts will assist in all phases of developing a profitable e-commerce solution, including project management, website design, development, management, marketing and media placement.

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

Ecomm believes that establishing and maintaining the Company's brand is a critical element of its operating strategy. Ecomm plans to create a brand identity that is built around authoritative commentary and innovative delivery of information. In this regard, Ecomm has placed significant emphasis on establishing brand identity for its product offerings. The Company's brand and corporate identity seeks to reflect an Internet site that provides a well-balanced array of programming with varying perspectives. Ecomm intends to build and reinforce its brand through advertising on the Internet, in trade magazines and in other traditional forms of media, editorial coverage, and a public relation's strategy that provides meaningful information. Ecomm also believes that its brand will be reinforced as a result of the consistent design and imagery associated with each department of its website. Ecomm believes that by successfully building its brand, there will be opportunities to expand in to new content offerings.

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

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's shares presently compel it from using its shares in an exchange for an acquisition of an Internet company. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

RESULTS OF OPERATION FISCAL QUARTER DECEMBER 31, 1999 COMPARED TO
-----------------------------------------------------------------
DECEMBER 31, 1998  ON A RESTATED BASIS
--------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($251,342) or ($.0211) per basic share for its nine-month period ended December 31, 1999 compared to a loss of ($186,654) or ($.0168) per share for the same previous fiscal year. This 1999 increased loss results primarily from the depressed sale price of gold and the fact that less gold was produced and sold. The other income and the income derived from the El Salvadoran added tax value refund of $74,152 for 1999 and $84,844 for 1998 reduced the losses.

During this nine-month period ended December 31, 1999, the Company sold 1,499 ounces of gold and 463 ounces of silver at an average realized price of $272 an ounce, for a gross total of $414,280. This compares with producing 1,906 ounces of gold and 607 ounces of silver during its nine-month period ended December 31, 1998, for a total of $556,426. In addition, the Joint Venture held approximately 260 ounces of gold in its inventory valued at $75,324 compared to a value of $67,005 for the same period in 1998.

The following Gold Institute Production Cost Standard schedule reflects a comparison of costs to produce gold:


                                      Third Quarter Ended December 31,

                                            1999              1998
                                            ----              ----
                                                 Per               Per
                                       Total    Ounce    Total    Ounce
                                     --------   ----    --------   ----
Direct mining expense(1)             $307,795   $205    $352,860   $185
Third party smelting,
refining and transportation cost       37,751     25      55,570     29
                                     --------   ----    --------   ----
Cash operating cost                   345,546    230     408,430    214

Royalties:
Misanse (52% belongs to the Company)   20,714     14      27,821     14
Government of El Salvador              16,571     11      22,257     12
                                     --------   ----    --------   ----
  Total cash cost                     382,831    255     458,508    240

Depreciation                          243,308    163     253,758    134
                                     --------   ----    --------   ----
  Total production costs             $626,139   $418    $712,266   $374
                                     ========   ====    ========   ====

(1) Direct mining expense includes all expenditures incurred at the SCMP site, including inventory changes and specific corporate charges. Exploration expenditures are not included in the direct mining expense.

There was no current or deferred provision for income taxes during 1999 or 1998. Additionally, although the Company has operating tax loss carryforwards, the Company has not previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Inflation did not have a material impact on operations in 1999 or 1998. Management of the Company anticipates that inflation would have an impact on continuing operations.

Interest expense in the sum of $672,410 was capitalized by the Joint Venture for the nine-month fiscal period ended December 31, 1999 and $556,399 for the same period in 1998.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------

During this fiscal period ended December 31, 1999, the Company borrowed a sum of $843,804; $735,171 was from related parties which included cash and accrued interest; the balance of $108,633 was from unrelated parties which included cash and accrued interest.

A total of 1,032,453 common shares were issued for a sum of $526,242 during this fiscal period. These shares were issued for the following:
6,800 shares ($3,275) for services; 125,653 shares ($84,517) for payment of debt; 500,000 shares ($288,450) for advances to a subsidiary; and 400,000 shares ($150,000) for the Commerce Group Corp. Employee Benefit Account, primarily for the El Salvadoran employees.

This year proved to be a difficult one for the gold market until September 26, 1999 (referred to as "Gold Sunday"), when a drastic change took place. A statement was issued by the European Central Bank as well as the Central Banks of 15 other countries clarifying their intentions to limit their sale of gold to 400 tons per year for the next five years. This group also announced that they would limit the amount of gold lending in the future which would considerably reduce the speculative activity. The Central Banks of England and Switzerland joined this group of Central Banks. Since September 1999, the price of gold has fluctuated dramatically.

The Company is in the process of temporarily suspending its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul. The price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed. The Company entered into an agreement with IBK Capital Corp., an investment banking firm located in Toronto, Canada, to raise a sum of up to U.S. $18 million. The funds, when provided, will be used to rehabilitate and expand the SCMP and to construct an open-pit, heap-leaching operation at the SSGM site.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 1,000 ton-per-day open-pit, heap-leach, start-up operation could produce an additional 540 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume. An ideal amount of funds to have would be U.S. $13 million which would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to expand to 6,000 tons per day.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture or merging with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds during this fiscal year to continue to modify, retrofit, and maintain the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding and through its SCMP cash flow.

The Company estimates that it will need up to U.S. $13 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day at the SSGM. The use of the $13,000,000 proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $2,310,224 for the working capital. The depressed price of gold (which now appears to have been alleviated) and the Company's low common share market price are deterrents in raising cash for the Company's expansion program.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. In turn, then it can invest the funds required by the Joint Venture to continue the exploration, exploitation and development of the SSGM, and the other exploration prospects, for the operation of SCMP and for other necessary Company expenditures. Anticipated cash flow from the SCMP gold production may provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves should be placed on a standby basis until the price of gold is at a level to warrant the investment. These programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture these exploration costs with other entities.

From September 1987 through December 31, 1999, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $26,131,651 and three of the Company's wholly-owned subsidiaries have advanced the sum of $590,265, for a total of $26,721,916. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 1999, the Company, and three of its subsidiaries, have advanced to the Joint Venture $26,721,916. Included in the total advances is the interest charged to the Joint Venture by the Company and this charge amounts to $12,223,907 through December 31, 1999. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated in these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to resume and expand the operations of the SCMP and SSGM, to continue the exploration of its other mining prospects, and to obtain funding for its subsidiary's Internet business.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain ad equate financing from the same sources as in the past.

EMPLOYEES
---------

The Joint Venture employed through January 31, 2000, approximately 300 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. As of January 31, 2000, the Joint Venture has reduced the number of employees to less than 100 since it suspended the SCMP gold processing for such time and until it does obtain adequate funds to rehabilitate and expand its SCMP operations. None of these employees are covered by any collective bargaining agreements. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture is the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

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

YEAR 2000 ISSUE
---------------

Computer programs written decades ago utilized a two digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company has made an assessment of the impact of the year 2000 issue. The Company has initiated preliminary communications with certain of its suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company has contacted other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses from these entities were positive and the Company will continue to contact the ones who have not responded. As of February 1, 2000, the Company has not encountered or experienced any Y2K difficulties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 1999
                       PART II - FINANCIAL INFORMATION

Item 1.  Legal Proceedings

         There is no adverse litigation that could materially affect the Company.

Item 2.  Changes in Securities

         Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.  Default Upon Senior Securities

         None during this quarter ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         None during this quarter ended December 31, 1999.

Item 5.  Other Information

         None during this quarter ended December 31, 1999.

Item 6.  Reports on Form 8-K

         None during this quarter ended December 31, 1999.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCE GROUP CORP.
                                Registrant/Company

Date:  February 7, 2000         /s/ Edward L. Machulak
                                ____________________________
                                Edward L. Machulak
                                President, Chief Executive,
                                Operating and Financial Officer
                                and Treasurer



[ARTICLE] 5
[LEGEND]
March 31, 1999 Financial Statement is from an audited financial statement. December 31, 1999 Financial Statement is unaudited.
[/LEGEND]

[PERIOD-TYPE]                   9-MOS                   YEAR                   9-MOS                   YEAR
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-1999             MAR-31-2000             MAR-31-1999
[PERIOD-END]                               DEC-31-1999             MAR-31-1999             DEC-31-1999             DEC-31-1998
[CASH]                                          54,135<F1>                 111,498<F1>                       0
                       0
[SECURITIES]                                         0                       0                       0                       0
[RECEIVABLES]                                  292,169                 358,769                       0                       0
[ALLOWANCES]                                         0                       0                       0                       0
[INVENTORY]                                  1,908,155<F2>               1,522,440<F2>                       0
                       0
[CURRENT-ASSETS]                             2,254,459               1,992,707                       0                       0
[PP&E]                                      26,988,586              25,594,094                       0                       0
[DEPRECIATION]                                       0                       0                       0                       0
[TOTAL-ASSETS]                              29,243,045              27,586,801                       0                       0
[CURRENT-LIABILITIES]                       10,292,431               8,911,087                       0                       0
[BONDS]                                              0                       0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0                       0
[PREFERRED]                                          0                       0                       0                       0
[COMMON]                                     1,260,998               1,157,753                       0                       0
[OTHER-SE]                                  17,689,616              17,517,961                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                29,243,045              27,586,801                       0                       0
[SALES]                                              0                       0                       0                       0
[TOTAL-REVENUES]                                     0                       0                 551,344                 699,496
[CGS]                                                0                       0                       0                       0
[TOTAL-COSTS]                                        0                       0                 802,686                 886,150
[OTHER-EXPENSES]                                     0                       0                       0                       0
[LOSS-PROVISION]                                     0                       0                       0                       0
[INTEREST-EXPENSE]                                   0                       0                       0                       0
[INCOME-PRETAX]                                      0                       0               (251,342)               (186,654)
[INCOME-TAX]                                         0                       0                       0                       0
[INCOME-CONTINUING]                                  0                       0                       0                       0
[DISCONTINUED]                                       0                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0                       0
[CHANGES]                                            0                       0                       0                       0
[NET-INCOME]                                         0                       0               (251,342)               (186,654)
[EPS-BASIC]                                          0                       0                  (.021)                  (.017)
[EPS-DILUTED]                                        0                       0                  (.018)                  (.014)

<F1>Cash includes deposits and prepaid items.
<F2>Inventory includes inventory, investments and real estate held for sale.