Form 10-K
period 2000-03-31
COMMERCE GROUP CORP /WI/
filed 2000-06-12
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended MARCH 31, 2000

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
COMMON SHARES $0.10 PAR VALUE              BOSTON STOCK EXCHANGE
                                  OVER THE COUNTER BULLETIN BOARD (OTC BB)

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
                                         ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the OTC BB on March 31, 2000, was approximately $5,216,121.

Common shares outstanding as of March 31, 2000, were 13,888,929.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                          COMMERCE GROUP CORP.
                      2000 FORM 10-K ANNUAL REPORT
                FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K


This document includes certain "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included herein, including without limitation, statements regarding potential mineralization and reserves, exploration results, and future plans and objectives of Commerce Group Corp. ("Commerce"), are forward-looking statements that involve various risks and uncertainties. There can be no assurance that such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such statements. Important factors that could cause actual results to differ materially from Commerce's expectations are disclosed under various sections of this and other documents filed from time to time with the United States Securities and Exchange Commission and the Boston Stock Exchange, Inc.

                                  PART I


ITEM 1.  BUSINESS
-----------------

GENERAL
-------

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters are based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968 on the over-the-counter market. Its common shares have been listed on the Boston Stock Exchange from February 1975 to the present date and on the Nasdaq Small-Cap Market from March 1987 to March 31, 1999, the date it was delisted. On May 5, 1999, the Company's shares began trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO. The Company is in the precious metals mining and the Internet business.

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

Ecomm was formed with the belief that a significant opportunity exists to develop and consolidate certain fragmented niches of the Internet community into a web portal. Ecomm's principal business is to evaluate, structure and complete Internet-related business combinations in the form of investments in or a merger or acquisition of prospects consisting of private companies, partnerships or sole proprietorships. To achieve these goals, IBC was retained, and the agreement to develop an Internet business was put in force.

DEVELOPMENT OF A WEBSITE AND THE ACQUISITION OF INTERNET COMPANIES

Ecomm has been developing its new MyInternet.to web portal since January 1999. To date, Ecomm has completed the beta site located at
http://www.homestead.com/myinternetbeta.   The beta site currently
features data from CBSMarketwatch.com, Multex.com, Dow Jones, Red
Herring, HotBot, Goto.com, ProFlowers, Accuweather.com and much more. Ecomm retained Webzter Corporation to complete the beta site.

IBC, as the consultant of the Company and Ecomm, informed the Company that it has owned and operated the ibchannel.com website since June of 1997, and that its website has grown to over 500,000 hits in January 1999. IBC's plans were to develop Ecomm primarily by outsourcing production work to web design and development companies. Ecomm's business strategy is to build its web portal through the acquisition and consolidation of selected Internet companies. Ecomm, through its consultant IBC, will review, evaluate, structure and acquire or merge Internet businesses; then it plans to combine them into its web portal. In addition, the Company and IBC have agreed to use their respective expertise to develop and incorporate a website related to the mining industry.

In addition to the development of a website and the acquisition of Internet companies, on January 27, 1999, IBC agreed to provide the Company with public relations and other related services primarily directed at providing information regarding the Company on the Internet. IBC agreed to perform a program called "The IBC Marketing Campaign" at no additional cost to the Company or to its subsidiary, Ecomm. As part of the program, IBC was to develop, host, and maintain an IBC Feature Public Company Website at http://www.ibchannel.com which would include: (1) a hyperlink from IBC to the Company's website with the Company's stock quote and chart; (2) a summary of the Company, press releases, financials, and contact information; and (3) an investor package e-mail request form. In addition, IBC agreed to update the MyInternet.to website as needed, forward e-mail leads to the Company, and develop and maintain a lead database. Moreover, IBC agreed to feature the Company in "The IBC Newsletter" at http://www.ibchannel.com/stockline.shtml on a bi-monthly basis and to link a "Company Discussion Group" to
http://www.thestocktalk.com.   IBC agreed to keep the Company informed of
its activities and the results thereof, on a weekly or more frequent basis.

On May 25, 1999, an amendment to the agreement signed on January 27, 1999, stated that the Company agreed to transfer 500,000 Rule 144 restricted common shares of the Company's stock, ten cents ($.10) par value as compensation for the services of IBC and Matthew Marcus, after certain dates in accordance with a timetable more fully described in the amendment to the agreement.

PLANS TO SET UP THE WEB PORTAL

The new websites that Ecomm acquires will function autonomously, but will be linked together and share the same brand name. Ecomm launched its own site on July 26, 1999. The web portal will be maintained by IBC and the companies it acquires, and it believes that it will not require substantial additional personnel. Technical support, marketing, advertising, website maintenance and acquisitions, will be handled by IBC, as consultants. IBC has been retained to assist the Company in the aforementioned areas.

It is expected that the web portal will derive revenue from e-commerce, joint venturers, strategic alliances and from other revenue streams. During its fiscal year, no income or material expenses were incurred. The web portal serves Internet customers seeking services including: free e-mail, chat, free web pages, auctions, and instant messaging. Its potential customers will be the customers that the acquired Internet companies have and it will build on that base through marketing and advertising.

Pursuant to the agreement, the Company issued 500,000 of its restricted common shares at no cost to IBC, and the ownership of 49% of Ecomm's common shares. On January 31, 1999, Mr. Matthew Marcus was elected as the President and Director of Ecomm. Mr. Edward A. Machulak (son of Edward L. Machulak) is a Director and Secretary of Ecomm. One of his companies, MacPak, Inc. has developed an on-line city guide portal named miy.com and his company has been developing websites for others.

There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms. Also, Ecomm depends on IBC to perform its contractual obligations in achieving its goals.

PRECIOUS METAL MINING
---------------------

In addition to the Internet business, Commerce presently is engaged in the exploration and development of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which owns the concession rights to extract gold from the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by profits, cash flow, and by increasing its gold ore reserves. This can be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 113,000 ounces per year and to develop additional gold ore reserves. The Company expects to increase production by developing an open-pit, heap-leach operation on site at the SSGM and by acquiring additional mining equipment which will increase the processing of its higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The heap-leach operation will have the capability of producing (through processing a higher volume of gold ore) significantly more gold than could be produced at the SCMP which has a present capacity of processing 200 tons of gold ore per day. Commerce will also continue to explore areas contiguous to the SSGM site, and it also is planning drill programs at its other potential mining prospects.

OPERATIONS

Currently the Joint Venture has decided to temporarily suspend its processing of gold ore at its SCMP until such time as it has adequate funds to retrofit, restore and rehabilitate its mill and plant. A major overhauling is needed to preserve the integrity of the equipment. The initial resumption of producing gold was with the used equipment the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced or overhauled. Another concern this fiscal year is the world market price of gold which peaked in October 1999 and thereafter declined. Concurrent with the decision to suspend is the need to expand the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation. From March 31, 1995, and through the fiscal year ending March 31, 2000, 22,609 ounces of bullion containing 13,478 ounces of gold and 4,634 ounces of silver were produced at the SSGM and then sold. In the fiscal year ended March 31, 2000, 2,142 ounces of bullion containing 1,499 ounces of gold and 463 ounces of silver were produced and sold.

There are approximately 1.5 million ounces of proven and estimated gold ore reserves at the SSGM and the other El Salvador gold mines.
Currently, and for all financial statement periods presented herein, the SSGM is the only one of the Company's mining properties which has generated revenues, although there are strong initial indications of commercial gold ore present at the other sites.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                            Ounces
                                                      -------------------
                                             Average
                                      Tons    Grade   Contained  Probable
                                      ----   -------  ---------  --------
1. San Sebastian Gold Mine
   (a) Virgin ore, dump waste
       material and tailings       14,404,096  0.081  1,166,732
   (b) Stope fill (estimated)       1,000,000  0.340             340,000
                                   ----------         ---------  -------
                                   15,404,096         1,166,732  340,000
2. San Felipe-El Potosi Mine
   (a) Tailings                       168,828  0.060     10,130
3. Hormiguero Mine
   (a) Tailings                       100,000  0.064      6,400
                                   ----------         ---------  -------
   Totals                          15,672,924         1,183,262  340,000
                                   ==========         =========  =======

The anticipated recovery for processing via the SCMP will range from 85% to 95% and for heap leaching from 65% to 70%.

As of March 31, 2000, the total investment in the El Salvador mining projects by Commerce, three of Commerce's subsidiaries, Sanseb, and the Joint Venture amounted to $61,321,814.

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

ORGANIZATIONAL STRUCTURE
------------------------

The percentage of ownership of the Joint Venture and the Company's subsidiaries are shown below and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

                                                  % Ownership
                                                  -----------
     Homespan Realty Co., Inc. ("Homespan")             100.0
     Mineral San Sebastian, S.A. de C.V.  ("Misanse")    52.0
     Ecomm Group Inc. ("Ecomm")                          51.0
     San Luis Estates, Inc. ("SLE")                     100.0
     San Sebastian Gold Mines, Inc. ("Sanseb")           82.5
     Universal Developers, Inc.  ("UDI")                100.0
     Commerce/Sanseb Joint Venture ("Joint Venture")     90.0

Commerce was originally formed as a Wisconsin corporation (September 14, 1962) which then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce owns 82 1/2% of the San Sebastian Gold Mines, Inc.
(SSGM). Misanse has a mining concession with the government of El Salvador and is the owner of the SSGM real estate. Misanse has assigned the mining concession to the Commerce/Sanseb Joint Venture (Comseb), the mining operator formed on September 22, 1987. Comseb operates the SCMP (the gold processing plant acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (since October 1968), San Felipe-El Potosi (since September
1993) and its extension Capulin (since May 1995); Modesto (from August 1993 through July 1997); Hormiguero (from September 1993 through 1998) and Montemayor (from March 1995 through July 1997).

The Government of El Salvador has issued the Modesto, Montemayor and San Felipe-El Potosi mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It is in the process of applying for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor). It also has a lease agreement with the owner of the San Felipe-El Potosi Mine.

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

WORLD GOLD MARKET PRICE, CUSTOMERS AND COMPETITION
--------------------------------------------------

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales, purchases, inflation, and production costs in major gold-producing regions. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by and sold to a refinery located in the United States.

At this time the Joint Venture believes that, due to its financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing company has a large impact to offset either the price or supply of gold in the world market. There are many entities in the world producing gold. Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accountability to the mine, and its projected low cost of production may allow it to compete effectively and
to produce reasonable profits.   The Company's present and past practice
has been to sell its gold and silver at the world market prices.

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

SEASONALITY
-----------

Seasonality does not have a material impact, but the rainy season (May through November) can curtail production.

ENVIRONMENTAL MATTERS
---------------------

Since the Government of El Salvador has established a new Mining Law effective February 1996, its exploration, development, and production programs are subject to environmental protection. The Government of El Salvador has established its own Department of Environment.

Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation. As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase. Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future. The Company's policy is to adhere to the El Salvador environmental standards. The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in El Salvador that would affect the Company's operations.

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

The Company is in the process of updating its environmental impact study which is being prepared by an independent El Salvadoran consultant.

INFORMATION FROM U.S. EMBASSY IN EL SALVADOR, COUNTRY COMMERCIAL GUIDE
----------------------------------------------------------------------
1999/2000
---------

The following are excerpts from the "Economic and Commercial Section, Embassy of the United States of America in El Salvador, Country
Commercial Guide 1999/2000," dated June 1999:

"Chapter I - EXECUTIVE SUMMARY

"This Country Commercial Guide (CCG) presents a comprehensive look at El Salvador's commercial environment, using economic, political and market analysis. The CCGs were established by recommendation of the Trade Promotion Coordinating Committee (TPCC), a multi-agency task force, to consolidate various reporting documents prepared for the U.S. business community. Country Commercial Guides are prepared annually at U.S. Embassies through the combined efforts of several U.S. Government Agencies. . . .

"Chapter III - POLITICAL ENVIRONMENT

"El Salvador has an excellent relationship with the United States, solidified by years of close cooperation during and after the civil conflict, and U.S support for reconstruction and reconciliation after the 1992 Peace Accords. Leaders of the FMLN, the one-time guerrilla organization which has become a political party, have established close relationships with the U.S. Government, seeing it as an honest broker during the peace process. Most Salvadoran people view the U.S. in a favorable light, augmented by the fact that over one million Salvadorans live in the U.S. and send over USD $1 billion in remittances to family members in El Salvador every year. The political environment is expected to remain stable over the next ten or more years.

"In March 1999, El Salvador held its second presidential election since the end of the war. This election was won by the right-wing Arena party, which has held the Presidency for the past ten years. The FMLN increased its strength in the 1997 legislative elections, becoming the second largest political party with 28 legislative seats, just one seat less than the governing center-right ARENA party. The FMLN also won important municipal contests in 1997. A good sign of a vibrant democracy is that both privatizations of the telecommunications and electrical distribution systems went forward after the 1997 elections.

"Since its inception as an anti-Communist nationalistic party in the early 1980s, ARENA has moderated its policies. During the administration of President Alfredo Cristiani (1989-1994), the government ended a 12-year civil war, greatly liberalized the economy and reduced corruption. His successors, ex-president Calderon Sol, and Francisco Flores, who took power in June 1, 1999, have continued these market-oriented economic policies, and have strengthened the rule of law.

"The FMLN has strongly supported the democratic process, and pursued a pragmatic center left policy. The FMLN's economic policy leaders have described the party's goal as a mixed economy, with private enterprise and investment and with government regulation to ensure that social interests are taken into account.

"The right-wing National Conciliation Party (PCN), which was the governing party before the civil conflict, currently comprises the third largest parliamentary group.

"The centrist Christian Democratic Party (PDC) has seen its support erode since controlling the Presidency and Assembly in the mid-1980s. There are several other small parties. The Social Christian Union Party (USC) includes elements which left the PDC. Other small leftist parties which were sympathetic to the FMLN during the conflict, but which operated legally, coalesced to form the Democratic Convergence Party. . . .

"Chapter VII - INVESTMENT CLIMATE

"Openness to Foreign Investment

"The Salvadoran Government is committed to attracting foreign investment in most sectors. The climate for foreign investment has improved significantly over the last few years, as the Government has enacted a number of complementary laws to facilitate and regulate investment in key sectors of the economy, and to encourage portfolio investment in state enterprises under privatization. Companies from many countries including the United States, Canada, Germany, Korea, Taiwan, and Mexico and lately France, Spain, Venezuela and Chile have made investments here with favorable results. Non-official sources estimated that foreign investment inflows totaled some $250 million in 1995, $60 million in 1997, and over $1.0 billion in 1998. The primary legislation governing foreign investment in El Salvador is the 1990 Export Reactivation Law; and the 1988 Foreign Investment Promotion and Guarantee Law and an updated Free Zones Law enacted in 1998. Other laws complementing the basic investment legal frame are the Banking Law, Insurance Firms Law, the Mining Law, the IPR Law, the Stock Exchange Law, special legislation governing the privatization of the Telecommunications Company, the electricity generation and distribution laws, and the Pension Funds Law. The law governing seaport management is being studied for a possible revision to allow private sector participation in port management.

"* The 1988 Foreign Investment and Promotion Law (and its reforms) encourages legal and natural persons to freely establish businesses in El Salvador, with the exception of two activities reserved for Salvadorans: small business (less than USD 25,000.00 initial investment), and fishing within 12 miles of territorial sea. The law accepts intangible technological contributions as foreign direct investment. Thus, copyrights, patents, trade marks and inventions receive the same protection under the law. For enhanced protection, the law encourages the investor to register his investment with the Ministry of Economy.
For investors who register with the Ministry of Economy, this law provides:

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

"Under the Export Reactivation Law of 1990, firms not located in free zones and exporting less than one hundred percent of their production may apply for tax rebates of six percent of the FOB value of these exports.
A 1997 amendment to this law exempts this rebate from income tax.

"In 1994 the government announced that it was setting up a one-stop office for foreign investment in the Ministry of Economy, where investors now register their investments, but the project apparently did not progress. The new administration, in office since June 1, 1999, has announced its intention to open this office (Oficina Nacional de
Inversiones, ONI) in September 1999.

"It is not necessary to have a local partner in El Salvador. Some maquila operations are completely foreign-owned. Three multinational oil companies operate in El Salvador, and two of these companies share a small refinery.

"* The Banking Law is the main instrument regulating the operation of national and foreign banks in El Salvador. This law was modified in 1995 to encourage foreign banks to enter the country, and removed restrictions on ownership of newly-privatized banks. As of the early 90s, only two American banks operated in El Salvador. Today, several branches and offices of new foreign banks operate in El Salvador, among these: Banco Santander (Spain), Popular bank of Florida, Dresdner Bank A.G., Dresdner Bank Lateinamerika, and Barclays Bank. In 1997, Scotia Bank (Canada) bought 53 percent of the shares of a local bank, and a Peruvian bank bought 99 percent of the shares of another local bank.

"* An Insurance Law was enacted in 1995 to regulate the operation of insurance firms. The law provides national treatment for foreign insurance firms. Recently, the American firm AIG entered into a strategic alliance with a Salvadoran insurance company. Also a Spanish insurance firm entered in association with a Salvadoran insurance company.

"* In January 1996, the GOES enacted a modern Mining Law, in substitution of the previous law dating from 1992. Under this law, two foreign companies, -- American and Canadian -- have received concessions to exploit gold and silver mines in El Salvador.

"* Since 1993 El Salvador has had in place a modern IPR law whose gradual implementation has become a valuable instrument for protecting intellectual property of foreign investors. Under this law intangible property rights are recognized.

"* A Stock Exchange law enacted in 1993 led to the creation of the Salvadoran Stock Exchange. The privatization process and the establishment of private pension fund administrators are expected to stimulate the incipient stock exchange. As of May 1999, the stock exchange transaction averaged some $140 million per week. . . .

"Conversion and Transfer Policies

"El Salvador has a freely convertible currency that since 1994 has traded at approximately 8.75 colones per dollar. The new government has declared the possibility of fixing by law the rate. This currency is buoyed by family remittances of more than one billion dollars per year (USD 1.3 billion in 1998) from Salvadorans who reside outside the country. The nation's banks and many foreign exchange houses actively trade dollars and colons. Foreign businesses freely remit profits, repatriate capital, and bring in capital for additional investments. Banks publish their exchange rates daily in local newspapers. As of the end of May 1999, the Central Reserve Bank reported more than USD 1.7 billion in net international reserves. . . .

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

"Bilateral Investment Treaties

"The United States and El Salvador signed an investment guarantee treaty in 1960 designed to protect U.S. investors against expropriation or currency inconvertibility. The United States and El Salvador also have a framework agreement for a Trade and Investment Council (TIC). An all-encompassing bilateral investment treaty which addresses issues such as national treatment for foreign investors, transfers, expropriation, investment disputes, tax policies, was signed in March 1999, and is pending legislative ratification in both countries. The United States and Salvadoran governments are working towards but have not yet reached agreement on a Tax Information Exchange Agreement.

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look to promote investment. El Salvador is a member of the World Trade Organization.

"OPIC

"The Overseas Private Investment Corporation (OPIC) has a bilateral agreement with El Salvador. OPIC has approved insurance coverage for the expansion of a U.S. bank in El Salvador, and is considering several other projects. OPIC insures currency inconvertibility, expropriation and civil strife, as well as corporate financing. El Salvador is also participating in the Multilateral Investment Guarantee Agency (MIGA).

"Labor

"Of El Salvador's labor force of approximately 2.2 million workers, 27 percent work in the agricultural sector. This is followed by trade/commerce (25 percent), services (18 percent), and manufacturing (16 percent). The minimum wage in the industrial and commerce sectors is 1,260 colons or 144 dollars a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"Official unemployment was 7.7 percent in 1998, and is projected to fall to 7.1 percent in 1999. Underemployment is much higher, most common estimates placing it at 31 percent. However, some construction contractors cannot find sufficient skilled workers, due to the number of projects now underway in El Salvador.

"Salvadoran labor is perceived as hard working and trainable. The general educational level is low, which may inhibit the development of industries needing skilled, educated labor. The current administration has made education its first priority sector. There is a lack of middle management-level talent, which sometimes results in foreigners being brought in to perform such tasks. In an attempt to raise the level of maquila production, the Salvadoran Institute of Professional Formation (INSAFORP) sent 119 students to India to receive 9 months of training in computer software production. Some of these students have graduated and are returning to El Salvador to help in the development of this industry.

"The Constitution of December 1983 guarantees the right of employees to organize into associations and unions. Employers are free to hire union or non-union labor. Closed shops are illegal. . . .

"Capital Outflow Policy

"There are no restrictions on capital outflow for Salvadorans, nor are there any specific incentives to invest capital outside El Salvador. Salvadoran investors have interests in hotels, banks, real estate and industry in Mexico, Guatemala, Honduras, Costa Rica, Panama and the U.S. Accurate statistics on the size of these investments are not available.

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

"France Telcom, owns 51 percent of the wired telecommunications company and has interests in cellular phones service.

"Telefonica Espanola, owns 51 percent of the wireless telephone company.

"AES corporation, US/El Salvador, electricity distribution.

"Emel, Chile/Pennsylvania, power and distribution.

"Electricidad de Caracas, US/Houston and Venezuelan electricity distribution.

"Sara Lee Knit Products - owns a clothing assembly plant in the El Pedregal free trade zone.

"Fruit of the Loom - owns several clothing assembling plants and opened its regional Central America & Caribbean Office in El Salvador in 1998.

"Xerox de El Salvador - sells and services office equipment and computers.

"AIG - insurance

"British American Tobacco - distributes cigarettes.

"Citibank - present in El Salvador since the early seventies.

"IBM - present since the sixties.

"Microsoft - opened an office in early 1999."

Excerpts from a website about El Salvador, Central America, located at http://www.dirla.com/elsalvador2.html provide the following information:

"About the size of Massachusetts, El Salvador is the smallest country in Central America and most densely populated of the Central American countries. Now, only four years after a U.N. sponsored peace treaty ended the country's eleven year bloody war, El Salvador is considered to have the most dynamic economy in the region.

"Thought to be the most industrialized nation in Central America, the country's hard working people, and improving economic indicators provide the investor with some of the building blocks for a successful venture."

OPERATIONS, OTHER THAN MINING
-----------------------------

Aside from its mining operations and recent entry into the Internet business, Commerce independently and through its partially and wholly-owned subsidiaries conducts other business activities, which at present are substantially less significant than its gold production and exploration in El Salvador: (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); (3) the operation of a 331-acre campground known as Standing Rock Campground, which is owned by Homespan and operated by the Company; and (4) advertising, and the Internet business through its 51%-owned subsidiary, Ecomm Group Inc. ("Ecomm").

On January 27, 1999, Commerce announced that its wholly-owned subsidiary (at that time), Ecomm, entered into an agreement with Interactive Business Channel, Inc. (IBC) in which IBC agreed to develop an "Internet web portal roll up strategy," and to provide public relations and consulting services. In addition, IBC agreed to include, at no additional cost to the Company, its "IBC Marketing Campaign." The public relations were regarded as an integral part of the agreement with the intention of exposing the Company to a wide range of potential investors. IBC received 49% share ownership in Ecomm and 500,000 of the Company's restricted common shares. On May 25, 1999, both parties agreed that IBC would continue to design, develop, market, and manage Ecomm's web portal site. The parties incorporated by reference the "MyInternet.to" Ecomm Group Inc. Business Plan and the projections prepared by Matthew Marcus, and acknowledged that it would be the basic plan for the web portal beginning on May 25, 1999. Mr. Matthew Marcus, as President of Ecomm, agreed to manage the development of Ecomm's web portal site.

LAND ACQUISITION, DEVELOPMENT AND OWNERSHIP
-------------------------------------------

During the past years, the Company has substantially reduced its activities in the business of real estate development which was conducted principally through its subsidiaries San Luis Estates, Inc. ("SLE"), a Colorado corporation, and Universal Developers, Inc. ("UDI"), a Wisconsin corporation.

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

As of March 31, 2000, there remained an inventory of 40 five-acre parcels of real estate which represents less than four percent of the total lots developed in this subdivision. It is the intent of the Company to sell the remaining lot inventory as a bulk sale for cash or to exchange it for other assets or to reduce its debts. This land inventory is not considered material or significant to the Company's operations.

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

The Company's wholly-owned subsidiary, Homespan, owns a 331-acre campground known as Standing Rock Campground located in Camden County, Missouri. This recreational resort includes approximately 3,000 lineal feet of lake frontage on the Lake of the Ozarks, 130 campsites of which 120 campsites include hook ups for electricity, water, sewer, and a pad for recreational vehicle parking. A clubhouse and several ancillary buildings are on the premises. The Company is the operator of the campground and is leasing space to campers and others on a daily, weekly, or monthly basis.

Misanse, the Company's majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres. This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane newly constructed highway), and about 108 miles southeast of the capital city of San Salvador, El Salvador, and it is about 11 miles west from the border of the Country of Honduras. It is also about 26 miles from the city of La Union which has railroad and port facilities.

The Company owns approximately 63 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador. It also leases approximately 175 acres of land considered to be the main part of the Montemayor Mine in the Department of Morazan.

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

INTERNET BUSINESS AND ADVERTISING
---------------------------------

The Company owns 51% of the outstanding common stock of Ecomm Group Inc. ("Ecomm"), a Wisconsin corporation. The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its majority-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's current strategy is to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal. Interactive Business Channel Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll up strategy" by acquiring Internet businesses. Thus far, IBC has not been successful in achieving any acquisitions.

There can be no assurance that Ecomm's current strategy will be successful. Since IBC's involvement, Ecomm has not entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and Ecomm's web portal has not attracted the traffic it needs to generate revenues or a profit.

PATENTS AND LICENSE AGREEMENTS
------------------------------

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession (license). On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believes that its SSGM concession begins on the date it was issued--July 1987. The concession provides the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession to the Joint Venture. (Reference is made to "Item 2." for additional information.)

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

SIGNIFICANT CUSTOMERS
---------------------

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold which the Joint Venture is producing. The gold in dore form is refined and then sold at the world market price to a refinery located in the United States.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS LINES OF BUSINESS
---------------------------------------------------------------

OPERATION
---------

Campground: For the years ended March 31, 2000, 1999 and 1998, revenues have been generated from the campground business. Although Homespan owns the campground real estate, the Company is the campground operator.

LAND SALES
----------

The Company intends to sell its remaining lots in Colorado preferably to a single buyer.

MINING
------

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold from its SCMP operations during this curbed production period. At such time as funds are available, the Company intends to process its SSGM gold ore via an open-pit, heap-leaching system. The Joint Venture recently announced the suspension of its SCMP facilities in order to overhaul, repair, retrofit and expand the SCMP.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities. With the substantial decline in the price of gold and low public market value of its shares, it may be more difficult to obtain financing under reasonable terms and conditions.

INTERNET BUSINESS
-----------------

As of March 31, 2000, the Company's subsidiary, Ecomm, has not earned any revenue and has not incurred any significant expenses or capital investment other than that disclosed in this report. IBC, the consultant, has not been able to achieve its contractual obligations.

COMPETITION
-----------

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control. The competition is more intense in the Internet business.

EMPLOYEES
---------

As of December 31, 1999, the Joint Venture employed approximately 300 full-time persons in El Salvador to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.   Since the Joint
Venture has laid off most of its employees, the Joint Venture had to pay the severance pay to its employees and therefore it had to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month pay for each year of employment.

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

                              Industry Segments
                              -----------------

1. Unaffiliated Sales                        Year Ended March 31,
   ------------------                        --------------------

   Industry           Location           2000         1999         1998
   --------           --------           ----         ----         ----

   Mining (*a)        El Salvador    $   413,713  $   785,526  $ 1,234,443
   Campground         Missouri, USA       66,902       62,176       61,465

2. There Were No Intersegment Sales
   --------------------------------

3. Total Revenues                            Year Ended March 31,
   --------------                            --------------------

   Industry           Location           2000         1999         1998
   --------           --------           ----         ----         ----

   Mining (*b)        El Salvador    $   500,124  $   999,017  $ 1,347,391
   Campground         Missouri, USA       66,902       62,176       61,465
   Other              Delaware/Wis.,
                      USA                    134          246        3,025
                                     -----------  -----------  -----------
                      Total:         $   567,160  $ 1,061,439  $ 1,411,881

4. Operating Profit (Loss)                   Year Ended March 31,
   -----------------------                   --------------------

   Industry           Location           2000         1999         1998
   --------           --------           ----         ----         ----

   Mining (*a)        El Salvador    $  (384,759) $   (44,688) $   117,699
   Campground         Missouri, USA       (8,175)      (4,267)      (2,121)
   Interest Income
   & Corporate
   Headquarters       El Salvador/
                      Delaware
                      Wisconsin, USA      (3,298)     (41,311)       3,025
                                     ------------ ------------ -----------
                      Total:         $  (396,232) $   (90,266) $   118,603

5. Identifiable Assets                       Year Ended March 31,
   -------------------                       --------------------

   Industry           Location           2000         1999         1998
   --------           --------           ----         ----         ----

   Mining (*a)        El Salvador    $27,831,734  $26,031,841  $24,386,843
   Campground         Missouri, USA    1,135,500    1,135,500    1,135,500
   Real Estate        Colorado, USA       21,000       21,000       21,000
   Corporate Assets                      867,967      398,460      256,308
                                     -----------  -----------  -----------
                      Total:         $29,856,201  $27,586,801  $25,799,651

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture were used to reduce the advances due to the Company.

(*b) Includes an added tax value refund from the Government of El
     Salvador of $86,411 for 2000, $213,491 for 1999 and $112,948 for
     1998.

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


   Commerce Group Corp./San Sebastian Gold Mines, Inc. Joint Venture Properties all located in the Republic of El Salvador, Central America

                                                     Amount
                               Date                  of Funds
                            Interest      Cost       to Make           Date
     Property     Nature of    was         of        Property      Mine will be
   Description    Interest   Acquired   Interest    Operational     Operational
   -----------    --------   --------   --------    -----------     -----------
1. San Sebastian  Mineral      1968     5% of the    This is        It was in
   Gold Mine      concession            gross        dependent      operation
   located two    consisting            precious     on the         on a curbed
   and one-half   of 100%               metal        scale of       production
   miles north-   ownership             proceeds     production     basis until
   west of the    of the                or $206      that           the last
   city of Santa  precious              a month      management     quarter of
   Rosa de Lima   metals                whichever    decides to     2000 when
   and the Pan    extracted             is higher.   perform.       operations
   American       from this mine.                    The amount     were sus-
   Highway.                                          of invest-     pended due
                                                     ment could     to the need
                                                     be from $5     to overhaul,
                                                     million to     repair and
                                                     $100 million.  restore
                                                                    the SCMP
                                                                    facilities.

2. San Felipe-    Application  07/06/93  5% of the   Undeter-       Undeter-
   El Potosi/     pending for            gross       mined until    mined.
   Capulin Mine   mineral                precious    a preliminary
   located near   concession             metal       drilling
   the city of    for 100%               proceeds.   program is
   Potosi, 18     ownership                          completed;
   miles north-   of the precious                    estimated
   west of the    metals extracted                   cost of
   city of San    from this mine.                    drilling is
   Miguel.                                           $2 million.


3. Hormiguero     Ownership of    09/93  The sur-    Undeter-       Undeter-
   Mine located   the tailings.          face use    mined until    mined.
   five miles                            of land     a preliminary
   southeast                             (rent) is   drilling program
   of the San                            to be       is completed;
   Cristobal                             negotia-    estimated cost
   Mill and                              ted.        of drilling is
   Plant near                                        $2 million.
   the city                                          Mine surface
   of Comacaron.                                     channel trench-
                                                     ing and adit
                                                     cleaning should
                                                     be completed
                                                     to determine
                                                     drilling  cost.

4. Modesto Mine   Application     09/93  It appears  Undeter-       Undeter-
   located near   is to be               as if this  mined until    mined.
   the city of    submitted              will be an  a prelimi-
   Paisnal and    for a mineral          under-      nary drilling
   about 19 miles concession on          ground      program is
   north of San   the real estate        operation   completed;
   Salvador, the  owned by the           except in   estimated cost
   capital city.  Company to own         the         of drilling is
                  100% of the            Company-    $2 million.
                  precious metals        owned land.
                  extracted from         Therefore,
                  the real estate        no cost for
                  owned by the           interest.
                  Company.


5. Montemayor     Application     07/95  It appears  Undeter-       Undeter-
   Mine located   is to be               that this   mined until    mined.
   about 14       submitted              will be an  a prelimi-
   miles north-   for a mineral          under-      nary drilling
   east of SCMP   concession on          ground      program is
   and about six  the land               mine,       completed;
   miles north-   leased by              therefore   estimated
   west of SSGM.  the Company            current     cost of
                  to own 100%            leases      drilling is
                  of the precious        will have   $2 million.
                  metals extracted       to be re-
                  from the areas         negotiated
                  the Company leases.    and extended.


6. San Cristobal  Mill and     Equip-    Equipment   To expand      Curbed
   Mill and       Plant        ment      purchased   the plant,     production
   Plant located  owned by    02/23/93   and         including      commenced
   off the Pan    Joint         and      extensive   a crush-       March 1995;
   American       Venture.     there-    retro-      ing system     expansion
   Highway west   The real     after     fitting     to a capa-     program
   of the city    estate is    Lease     was and     city of 400    in
   of El          owned by    11/12/93   continues   tons per       progress.
   Divisadero.    an agency              to be       day; an        Operations
                  of the                 performed.  estimated      suspended
                  Government             Through     sum of up      in the last
                  of El Salvador.        03/31/00,   to $3          quarter of
                                         a total of  million        2000 until
                                         $5,353,046  may be         the
                                         has been    required,      existing
                                         invested    all            equipment
                                         in this     dependent      is over-
                                         plant and   whether        hauled,
                                         equipment.  new or         repaired,
                                         Depreciated used equip-    restored
                                         value is    ment will      and
                                         $3,039,127. be purchased.  expansion
                                                                    of the
                                                                    SCMP
                                                                    facilities
                                                                    are
                                                                    completed.

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

There is good roadway access to the SSGM site. Reconstruction in 1999 of the Pan American Highway from two lanes to four lanes (from the city of San Salvador to the Honduran border) has been recently completed. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is
one of the largest cities in the Eastern Zone.    The SSGM is
approximately 30 miles from the city of San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States' commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador. An airline commuter service provides air flights to the cities of Santa Rosa de Lima, San Miguel, and La Union as well as other cities throughout El Salvador.

SSGM RESERVES AND OPERATION

Statistical production and financial data for the San Sebastian Gold Mine
(SSGM) are shown on the following table:

                 San Sebastian Gold Mine (SSGM) Operation

                                          03/31/00    03/31/99    03/31/98
                                          --------    --------    --------
PRODUCTION
 Dry tons ore mined and processed           28,970      51,618      59,596
 Gold grade of ore (oz./ton)                   .08         .08       0.087
 Strip ratio (tons waste/tons ore)             N/A         N/A         N/A
 Gold production (oz.)                       1,499       2,684       3,927
 Silver production (oz.)                       463         836       1,416
 Recoverable gold inventory (oz.)              100         259         259

FINANCIAL
 Ounces of gold sold                         1,499       2,684       3,927
 Average gold price realized            $      276  $      293  $      315
 Revenue from mine operations           $  413,713  $  785,526  $1,234,443
 Cash operating cost per ore ton mined  $    11.06  $    10.27  $    14.72
 Cash operating  cost per ounce         $   163.35  $   197.62  $   198.24
 Total production cost per ounce (1)    $   357.14  $   350.19  $   276.43
 Operating earnings (loss) (2)          $ (384,759) $  (44,688) $  117,699
 Capital expenditures
  in mining projects (2)                $2,695,107  $2,269,928  $3,402,089

MINABLE RESERVES (03/31/00)
                                                             Contained
                                                    Average     Gold
                                           Tons      Grade    Ounces(3)
                                        ----------   -----   ----------
Ore - virgin, dump waste and tailings   14,404,096   0.081   1,166,732
Stope fill (estimated)                   1,000,000   0.340     340,000
                                        ----------           ---------
 Totals                                 15,404,096           1,506,732

(1) As calculated under The Gold Institute's Production Cost Standard, includes the depreciation expense of $320,491 or $163.35 an ounce for 2000, $338,797 or $126.23 an ounce for 1999 and $208,254 or $53.04 an ounce for 1998.

(2) Excludes exploration and development drilling.

(3) The estimated recoverable ounces of gold by processing: SCMP, 90%+; heap leach, 60%/70%.

The tailings, dump material, and stope fill at the SSGM are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. Most of the tailings, except the lower grade, have been processed. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process
economically; however, it was reserved for future processing.   The stope
fill that is available was in the past considered to be too low of a grade of ore to process economically, therefore it was primarily used to fill the voids in the underground workings to accommodate the extraction of gold ore in the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is on the surface and readily available for processing; it also includes the undeveloped underground gold ore.

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

In addition, the El Salvador Constitution contains certain provisions which, although not referring specifically to mining, are applicable thereto. As an example, Article 138 prohibits confiscation of property.

SSGM CURRENT STATUS

The Company, through its Joint Venture is conducting the following activities: It is in the exploration, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to resume gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

The Company's main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site. Dependent on the funding, the grade of ore, and the tonnage processed, it anticipates producing more than 40,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and then increasing the annual production of gold to 113,000 ounces.

PROPOSED SSGM OPEN-PIT, HEAP-LEACHING OPERATION

The Joint Venture has placed the SCMP into a curbed production operation. It now intends to obtain a sum of $8 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $7 million or more is estimated to be required for the crushing system and mining equipment if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other sources. With the anticipated production volume, there is at least an eight-year supply of gold ore. More gold ore would be developed during this period of time as it is believed that a substantial amount of gold ore can be proven.

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

The Company has submitted an environmental impact study prepared by an independent El Salvadoran consultant to the Minister of Environment. It is in the process of updating its environmental impact study.

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

Twenty-four test pit hole excavations have been plotted and drilled on this four-acre site of tailings. The depth to the bottom of the tailings' pile varied from 7.00 to 10.2 meters (23 to 34 vertical feet) and a total of 137.6 meters (454 feet) of test pit hole excavations were completed. The 573 fire assay samples (tailings) indicated an average grade of gold per ounce of 0.06. The remaining 168,825 tons available multiplied by the average grade of 0.06 should contain 10,130 ounces of gold. The 10,130 ounces of gold multiplied by a 70% recovery should yield about 7,091 ounces of gold.

POTOSI AND EL CAPULIN EXPLORATION UNDERTAKINGS

A total of 2,574 meters (8,494 feet) of channel trenching was excavated with a grade ranging from 0.01 to 0.05 ounces of gold per ton. A total of 806 meters (2,658 feet) of adits has been restored for entry into the old workings. A total of 3,500 fire assay samples were completed with the results encouraging a drilling program.

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

While the concession application is pending, it precludes any others from performing exploration on this site. Upon assessing that the property has potential mining prospects, the Joint Venture has the right and did apply for the mining concession. Since the question of the Joint Venture receiving a concession (license) is questionable, its exploration has been temporarily ceased until such time as this issue is resolved.

POTOSI LEASE AGREEMENT

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

ENVIRONMENTAL MATTERS

Reference is made to San Sebastian Gold Mine "Environmental Matters."
The same information applies except that at this time no environmental impact study is being conducted at San Felipe-El Potosi or the El Capulin mines.

HORMIGUERO MINE ("HORMIGUERO")
------------------------------

HORMIGUERO LOCATION

The Hormiguero is located approximately five miles southeast from the SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador, Central America. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

HORMIGUERO CURRENT STATUS

The Joint Venture continues to develop an exploration program on the 5,000 acre site. An application for exploration has been filed on September 6, 1993 with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office. In order to comply with the El Salvadoran Mining Law adopted during February 1996, an exploration application was filed on April 21, 1997. The Joint Venture has temporarily suspended all of its activities until such time as the question of a concession/license will be resolved.

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

MONTEMAYOR MINE ("MONTEMAYOR")
------------------------------

MONTEMAYOR LOCATION/OWNERSHIP

The Joint Venture has obtained leases for more than 175 acres of the surface rights from a number of property owners which permit the Joint Venture to enter their property for the purpose of exploring, exploiting and developing the property and then, if feasible, to mine and extract minerals from this property. The term of this permission is for an infinite period. The Company believes that this real estate contains the "heart" of the mine. Montemayor is located about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador. Historical records evidence that the potential for the Montemayor to become an exploration and development gold-producing prospect is good.

On April 22, 1997, a current exploration concession was filed with the Minister of Economy's office in order to comply with the El Salvadoran Mining Law adopted on February 1996. During July 1997, the Department of Energy, Mines and Hydrocarbons has awarded the concession to others. Since the Joint Venture has leases on the surface of key real estate, it cannot be forced to allow others on this key part of the property. The Joint Venture, upon advice of its legal counsel, intends to file an application for a concession (license) on the property it leases.

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

SCMP LEASE AGREEMENT

Although the Joint Venture owns the mill, plant and related equipment, it
does not own the land and certain buildings.   On November 12, 1993, the
Joint Venture entered into an agreement with Corsain to lease approximately 166 acres of land and the buildings for a period of ten years. The annual rental charge is U.S. $11,500 payable in advance and subject to annual increases based on the United States' percentage rate of inflation which increased the annual rental to $13,402 beginning November 1, 1999. Also as agreed, an $11,500 security deposit was required and this deposit is subject to an annual increase based on the U.S. inflation rate. The premises are strategically located to process gold ore from the other mining prospects that are in the exploration stage.

SCMP MILL AND PLANT PROCESS DESCRIPTION

Instead of utilizing the existing recovery system on the site on the acquisition date, the Joint Venture's engineers have designed a carbon-in-leach (CIL) process.

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

CURRENT STATUS

The start-up, testing and adjustment stage of processing the remaining SSGM tailings via trucking this ore to the SCMP has continued and the Joint Venture is still in its preliminary stage of producing gold. The SCMP is being designed to process up to 500 tons of virgin ore per day. The SSGM average grade was about 0.080 ounces of gold per ton.

During this fiscal year the Joint Venture did process at the SCMP approximately 29,000 dry tons (approximately 33,000 wet tons) of tailings and virgin ore which yielded 2,141 ounces of dore and accounted for 1,499 ounces of gold and 463 ounces of silver. The cash gross receipts amounted to $413,713.

SCMP PROJECT OPERATING PLAN

CURRENT AND ANTICIPATED PRODUCTION SCHEDULE

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin ore has taken place during the past years. Initial production was from the SSGM tailings. Since the SSGM's tailings' resource is nearly exhausted, virgin gold ore is excavated from the SSGM surface and hauled to the SCMP site.

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access through the underground workings from the main ore body. This gold ore will have to be crushed and pulverized which increases the cost, but then the yield is expected to be about a 92% recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, is expected to be substantially more than the cost involved, providing that the world gold market price does not continue to decline to a level of unprofitability.

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

SCMP PERSONNEL

The SCMP employees, during this past year's start-up testing period (including its own trained security personnel) total about 144 persons. The SCMP was operated 24 hours per day, seven days per week and 52 weeks per year. During the fourth quarter of this fiscal year, the Joint Venture has suspended the SCMP's operations and placed the facilities on a care and maintenance status until such time as the Company has sufficient funds to overhaul the equipment and expand this mill and plant.

ENVIRONMENTAL MATTERS

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

COMSEB LABORATORIES (LAB)
-------------------------

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of fire assays have been completed through March 31, 2000.

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

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2000.

ITEM 4(a).  EXECUTIVE OFFICERS AND MANAGERS OF THE COMPANY
----------------------------------------------------------

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 2000.

                                 Executive
                     Age as       Offices
                       of        Held With              Period Served
       Name      March 31, 2000  Company (1)            In Office (2)
       ----      --------------  -----------            -------------
Edward L. Machulak     73        President,
                                 Chief Executive,
                                 Operating and
                                 Financial Officer     9/14/62 to present
                                 Treasurer             06/78 to present
Edward A. Machulak               Executive Vice
(Son of the President) 48        President             10/16/92 to present
                                 Secretary             1/12/87 to present
                                 Assistant Secretary   4/15/86 to 1/12/87
Luis A. Limay          58        Project and Mine
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

OFFICERS' AND KEY MANAGEMENT'S EXPERIENCE
-----------------------------------------

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward L. Machulak has been employed by the Company since September 1962. Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors' Executive Committee. He has been a member of the Audit Committee since February 9, 1998, the date that the Audit Committee was formed.

He is a Director and the President or Officer of: Homespan Realty Co., Inc.; San Luis Estates, Inc.; San Sebastian Gold Mines, Inc.; and Universal Developers, Inc. He is the Secretary and Treasurer of Ecomm Group Inc. He is the authorized representative of the Commerce/Sanseb Joint Venture. He is a Director and Treasurer of Mineral San Sebastian S.A. de C.V. Also he is involved in various capacities with the following companies: General Lumber & Supply Co., Inc., Director; Edjo, Ltd., Director and Secretary; and Landpak, Inc., Director and Secretary.

Edward A. Machulak is a Director and holds the following Company positions: Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987.

He is also a Director, Vice President and Secretary of: Homespan Realty Co., Inc. and San Luis Estates, Inc.; and is a Director and Secretary of San Sebastian Gold Mines, Inc. He has been a Director and Secretary of Ecomm Group Inc. from January 31, 1999 to the present.

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

Luis Alfonso Limay was appointed to the position of Project and Mine Manager in October 1986 and is responsible for managing the daily affairs of the Joint Venture. During March 1995, Mr. Limay was appointed to the position of Manager of El Salvador operations which supersedes his
position as Project and Mine Manager.   Mr. Limay was employed by Sanseb
from 1977 through March 1978 as its chief geologist. He obtained degrees in geology and engineering from the National University of San Marlos, Lima, Peru, and the University of Toronto. He was employed as chief geologist by Rosario Resources in a Honduran underground mining operation and he held the same position with Canadian Javelin in El Salvador.

                                  PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS'
------------------------------------------------------------------------
MATTERS
-------

(a)  PRINCIPAL MARKET AND COMMON STOCK PRICE
--------------------------------------------

The Company's common shares were fully listed on the Boston Stock
Exchange under the symbol "CMG" or "CMG.BN," from February 10, 1976 to January 29, 1999. Trading was halted on January 29, 1999, pending the decision of the Company's appeal of Nasdaq's delisting of the trading of the Company's common shares. Currently the shares remain listed.

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

Since May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CGCO. The last quote on Nasdaq during the fiscal year ended March 31, 1999 was on January 29, 1999.

The following table reflects the range of high and low prices of the common shares as reported by Nasdaq or the OTCBB for the period ended March 31, 2000 and the highest and lowest trade price during each quarter through the period ended March 31, 1999.

For the period ended               March 31, 2000      March 31, 1999
                                   High       Low       High     Low
                                   ----       ---       ----     ---
First quarter ending June 30     $1.25000*  $0.25000*  $1.125  $0.6250
Second quarter ending
 September 30                    $1.40625   $0.40625   $0.938  $0.3130
Third quarter ending
 December 31                     $0.67000   $0.28125   $1.000  $0.2810
Fourth quarter ending March 31   $1.46875   $0.28125   $2.000  $0.3125


* The data used for the first quarter ended June 30, 1999 reflects the information that the Company could assemble, as the Company's shares began trading on the OTCBB from May 5, 1999. From April 1, 1999 through May 4, 1999 an application for eligibility to trade on the OTCBB was pending.

(b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES
---------------------------------------------------

As of March 31, 2000, the common shares were held by approximately 4,171 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 2000, there were approximately 1,881 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,290.

As of March 31, 2000, there were issued and outstanding: (a) 13,888,929 shares of common stock; (b) 1,254,900 stock options to purchase common stock; and (c) 625,235 common shares due on share loans and share rights.

(c)  DIVIDEND HISTORY
---------------------

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2000. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                     Year Ended March 31
               ----------------------------------------------------------------
                   2000         1999         1998         1997         1996
                   ----         ----         ----         ----         ----
INCOME STATEMENT DATA

Total revenue  $   480,615  $   847,702  $ 1,295,908  $    59,009  $    55,692
               ============ ============ ===========  ============ ============

Income (loss)
 from continuing
 operations    $  (396,232) $   (90,266) $   118,603  $    (5,141) $   (28,387)
               ============ ============ ===========  ============ ============

Income (loss)
 from continuing
 operations per
 share:

Basic          $    (.0326) $    (.0081) $     .0115  $    (.0006) $    (.0039)
               ============ ============ ===========  ============ ============

Diluted        $    (.0282) $    (.0070) $     .0100  $    (.0005) $    (.0038)
               ============ ============ ===========  ============ ============

Weighted average
 shares -
 basic          12,172,867   11,165,127   10,358,132    8,136,286    7,368,058
               ============ ============ ===========  ============ ============

Weighted average
 shares -
 diluted        14,053,002   12,813,368   11,783,532    9,727,646    7,465,898
               ============ ===========  ===========  ============ ============
Cash dividends
 per common
 share         $         0  $         0  $         0  $         0  $         0
               ============ ===========  ===========  ============ ============

BALANCE SHEET DATA

Working
 capital*1     $   420,963  $   430,833  $   614,554  $   660,596  $   (92,398)
               ============ ============ ===========  ============ ============

 Total assets  $29,856,201  $27,586,801  $25,799,651  $23,169,121  $19,640,191
               ============ ============ ===========  ============ ============

 Short-term
  obliga-
  tions*1      $10,231,272  $ 8,911,087  $ 7,270,772  $ 6,029,195  $ 5,660,979
               ============ ============ ===========  ============ ============

 Long-term
  obligations  $         0  $         0  $   135,000  $   145,000  $    20,259
               ============ ============ ===========  ============ ============

 Shareholders'
  equity       $19,624,929  $18,675,714  $18,393,879  $16,994,926  $13,958,953
               ===========  ============ ===========  ============ ============

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

Management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the notes thereto. The Company prepares and files its consolidated financial statements and MD&A in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("GAAP").

The following discussion provides information on the results of operations for the three years ended March 31, 2000, 1999, and 1998 and the financial condition, liquidity and capital resources for the same three-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the fiscal years ended March 31, 2000, 1999 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2000, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

THE COMPANY'S CURRENT STATUS
----------------------------

PRECIOUS METAL MINING

The Joint Venture has produced gold from April 1, 1995 through its fiscal period ended December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993.

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it lacked sufficient funds to expand the SCMP facilities. There is also much uncertainty at this time relative to the price of gold which in the past months reflected a wide range of price fluctuations.

The Company's management is in the process of temporarily suspending its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, and most importantly for the expansion of the SCMP facilities.

The Company had retained IBK Capital Corp. (IBK) of Toronto, Canada, an independent privately-owned investment banking firm, for the purpose of raising the sum of U.S. $18 million on a non-exclusive basis. The funds are to be used to purchase equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

IBK specializes in providing a full range of services to the mining industry. It has completed mining transactions with a combined value of over $950 million (in Canadian dollars) since its inception in 1989. IBK is also seeking a merger or acquisition partner for the Company.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold is processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to increase its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM.

Since the Joint Venture in 1995 commenced producing gold at the SCMP, albeit a very exiguous operation, and a forerunner of its greater goals, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions. The combined effect of these factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses. During 1999, gold prices declined to their lowest level in over two decades.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

THE INTERNET BUSINESS
---------------------

HISTORICAL SYNOPSIS

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. In this connection, the President of IBC, Matthew Marcus, was elected as the President of Ecomm.

Ecomm has been developing its new MyInternet.to web portal since January 1999. On July 26, 1999, the Company announced that Ecomm launched the site at http://www.myinternet.to.

Since July 1999, Ecomm's MyInternet.to web portal has been tested, marketed, and updated to maximize its market share on the Internet. The website has a static link to the highly trafficked http://www.ibchannel.com website.

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

CURRENT INTERNET ACTIVITIES
---------------------------

WIRELESS WEB INITIATIVE

Ecomm's management is of the opinion that MyInternet.to is a sound platform for implementing a strategic wireless web content initiative. Ecomm's management, with the assistance of IBC, is now focused on converting its MyInternet.to web portal to being wireless compatible. There is an unprecedented niche opportunity to serve wireless web surfers with content converted from MyInternet.to or its affiliate partners. Such content may include wireless e-mail, news, stock quotes, maps, and more.

WIRELESS WEB REVENUES

Revenues are expected to be generated from its wireless affiliates such as Datalink.net, a leader in providing wireless content and services. Future revenues will be derived from the cash flows of the wireless companies Ecomm acquires as well as wireless e-commerce and advertising.

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

WIRELESS WEB RESOURCES

The personnel of Ecomm's consultant IBC has "hands on" experience with developing and implementing Internet and wireless web technology. IBC is a licensed Palm VII Wireless PDA developer with 3Com and has agreements in place with Avantgo.com, a premier wireless web content company. IBC's staff has assisted organizations such as a large, major transportation company with designing and implementing its technology initiatives and wireless ISP. It has also consulted with Usurf America in its strategic advertising and marketing program. Ecomm depends on assistance from IBC's staff consistent with its consulting agreement with IBC.

WIRELESS WEB MERGERS AND ACQUISITIONS

There appears to be a tremendous opportunity to merge and/or acquire wireless related companies which have increased in numbers significantly due to the rise in the popularity of wireless devices such as PDAs (personal digital assistance), cell phones, and interactive pagers. Like the computer, a whole new industry is emerging to supply wireless devices with updated software, hardware, and other technological innovations. Ecomm believes that by providing management, financial, and marketing support, it would be a desirable match for potential acquisition targets. Its consultant, IBC, has agreed to play a major role in such mergers and acquisitions.

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

Ecomm's objective is to be an aggressive provider of content on the world wide web, with emphasis in the areas of business and finance. Ecomm's goal is to provide interactive content in all of its content areas, and to seek advertisers and sponsors who wish to access the demographic groups using Ecomm's Internet site. The inability of Ecomm to achieve any portion of its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that Ecomm will be able to achieve any of such goals, and if not so achieved, that it will be able to develop and implement alternative strategic goals, or be successful with its consulting endeavors. Ecomm intends to create content that is original, entertaining, informative and compelling. Ecomm's website content focuses on what Ecomm believes are currently the most popular areas of interest on the Internet: business and finance. Ecomm seeks to offer information in these areas which is written by content contributors with demonstrated expertise, experience and notoriety in their fields.

Ecomm's management believes that establishing and maintaining the Company's brand is a critical element of its operating strategy. It also believes that IBC, its consultant, will further these efforts. Ecomm plans to create a brand identity that is built around authoritative commentary and innovative delivery of information. In this regard, Ecomm has placed significant emphasis on establishing brand identity for its product offerings. The Company's brand and corporate identity seeks to reflect an Internet site that provides a well-balanced array of programming with varying perspectives. Ecomm intends to build and reinforce its brand through advertising on the Internet, in trade magazines and in other traditional forms of media, editorial coverage, and a public relation's strategy that provides meaningful information. Ecomm also believes that its brand will be reinforced as a result of the consistent design and imagery associated with each department of its website. Ecomm believes that by successfully building its brand, there will be opportunities to expand into new content offerings.

LEVERAGE STRATEGIC RELATIONSHIPS
--------------------------------

Ecomm intends to leverage its current resources and infrastructure by aligning into strategic relationships with third-party developers of content and Internet-related technologies. Ecomm, along with IBC, its consultant, believes that these relationships will enhance the Company's product offerings while leveraging the Company's development, sales and marketing resources. IBC has established relationships with a number of leading information providers with respect to a significant portion of the commodity information to be included in Ecomm's Internet site. These relationships should enable Ecomm to complement its proprietary content offerings with information developed or compiled by third parties.

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's shares presently compels it from using its shares in an exchange for an acquisition of an Internet company. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm's web portal will attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms, or if IBC will be successful with its consulting endeavors.

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED MARCH 31, 2000 COMPARED
----------------------------------------------------------------------
TO MARCH 31, 1999 ON A RESTATED BASIS
-------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($396,232) or ($.0326) per basic share for its fiscal year ended March 31, 2000 compared to a loss of ($90,266) or ($.0081) per share for the same previous fiscal year. This 2000 increased loss results primarily from the depressed sale price of gold and the fact that less gold was produced and sold. Depreciation expense, for the fiscal year ended March 31, 2000, was $320,491 compared to $338,797 for the period ended March 31, 1999. The other income and the income derived from the El Salvadoran added tax value refund of $86,411 for 2000 and $213,491 for 1999 reduced the losses.

During the nine-month period of gold processing, the Company sold 1,499 ounces of gold and 463 ounces of silver at an average realized price of $276 an ounce, for a gross total of $413,712. This compares with producing 2,684 ounces of gold and 836 ounces of silver produced during its twelve-month period ended March 31, 1999, for a total of $785,526. In addition, the Joint Venture held approximately 100 ounces of gold in its inventory valued at $28,000 compared to a value of $75,324 for the same period in 1999. The Joint Venture suspended its gold mining and processing due to its need to rehabilitate and expand the SCMP and the continuous decline and instability in the price of gold.

The following Gold Institute Production Cost Standard schedule reflects a comparison of costs to produce gold:


                                    Fiscal Year Ended March 31,
                                      2000               1999
                                      ----               ----
                                Total   Per Ounce    Total   Per Ounce
                                -----   ---------    -----   ---------
Direct mining expense(1)      $338,772   $172.67   $482,595   $179.80
Third party smelting,
 refining and trans-
 portation cost                 41,443     21.12     47,819     17.82
                              --------   -------   --------   -------
Cash operating cost            380,215    193.79    530,414    197.62

Royalties:
Misanse (52% belongs to
 the Company)                   20,686     10.55     39,276     14.63
Government of El Salvador       16,548      8.43     31,421     11.71
                              --------   -------   --------   -------
  Total cash cost              417,449    212.77    601,111    223.96

Depreciation                   320,491    163.35    338,797    126.23
                              --------   -------   --------   -------
  Total production costs,
   including royalties        $737,940   $376.12   $939,908   $350.19
                              ========   =======   ========   =======

(1) Direct mining expense includes all expenditures incurred at the SCMP site, including inventory changes and specific corporate charges. Exploration expenditures are not included in the direct mining expense.

There was no current or deferred provision for income taxes during 2000 or 1999. Additionally, although the Company has operating tax loss carryforwards, the Company has not previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

Inflation did not have a material impact on operations in 2000 or 1999. Management of the Company anticipates that inflation would have an impact on continuing operations.

Interest expense in the sum of $923,726 was capitalized by the Joint Venture during this fiscal period compared with $767,459 for the same period in 1999.

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

RESULTS OF OPERATION FISCAL YEARS MARCH 31, 1999 COMPARED TO MARCH 31,
----------------------------------------------------------------------
1998 ON A RESTATED BASIS
------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($90,266) or ($.0081) per basic share for its fiscal year ended March 31, 1999 compared to a profit of $118,603 or $.0115 per share for the previous fiscal year. This 1999 loss results primarily from the depressed sale price of gold and the costs incurred in extraordinary corporate administrative expenses. The additional income derived from an added tax value refund of $213,491 for 1999 and $112,948 for 1998 reduced the operation losses.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal period ended March 31, 2000, the Company borrowed a sum of $1,017,739; $982,955 was from related parties which included cash and accrued interest; the balance of $34,784 was from unrelated parties which included cash and accrued interest.

A total of 2,311,402 common shares were issued for a sum of $1,345,447 during this fiscal period. These shares were issued for the following:
173,395 shares ($58,990) for Director, Officer, and employee compensation; 41,050 shares ($18,140) for services; 796,957 shares ($484,179) for payment of debt; 500,000 shares ($288,450) for advances to a subsidiary; and 800,000 shares ($495,688) for the Commerce Group Corp. Employee Benefit Account, primarily for the El Salvadoran employees.

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

The Joint Venture has suspended its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul. The price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed. The Company entered into a non-exclusive agreement with IBK Capital Corp., an investment banking firm located in Toronto, Canada, to raise a sum of up to U.S. $18 million. The funds, when provided, will be used to rehabilitate and expand the SCMP and to construct an open-pit, heap-leaching operation at the SSGM site.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 1,000 ton-per-day open-pit, heap-leach, start-up operation could produce an additional 540 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume. A sum of U.S. $18 million would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to expand the operation to 6,000 tons per day.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves, which add value to the Joint Venture and to the Company. The Company was able to obtain sufficient funds during this fiscal year to continue to modify, retrofit, and maintain the SCMP, to purchase consumable inventory, to purchase certain hauling and loading equipment, to purchase mining equipment, to continue its exploration projects, and for working capital use. The Company has been able to obtain the funds required for its and the Joint Venture's undertaking via a debt and equity structure of funding and through its SCMP cash flow.

The Company estimates that it will need up to U.S. $18 million to start a 2,000 ton-per-day open-pit, heap-leaching operation and over time to increase the production capacity to 6,000 tons per day so that annual production would be 113,000 ounces of gold at the SSGM. The use of the $18,000,000 proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,689,776 for the processing equipment and site and infrastructure costs; and $7,310,224 for the working capital. The existing depressed price of gold and the Company's low common share market price are deterrents in raising cash for the Company's expansion program.

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

From September 1987 through March 31, 2000, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $27,346,238 and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $27,936,503. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase
o f equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

The Joint Venture employed through January 31, 2000 approximately 300 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It now employs less than 40 persons of which there are 20 employees retained to secure the SCMP premises. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture was the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through March 31, 2000, the Company, and three of its subsidiaries, have advanced to the Joint Venture $27,936,503. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $13,049,585 through March 31, 2000. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated in these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, to continue the exploration of its other mining prospects and to obtain funding for its subsidiary's Internet business.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain ad equate financing to conduct its operations from the same sources as in the past.

YEAR 2000 (Y2K) ISSUE
---------------------

Computer programs written decades ago utilized a two-digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail, as the date would be reset to 1900. This could result in, amongst other things, disruptions to operations and the inability to process financial transactions. The Company did make an assessment of the impact of the year 2000 issue. The Company had initiated preliminary communications with certain of its equipment suppliers in which a computer is utilized and with its computer manufacturers (hardware and software) for the processing of financial information to determine the extent to which the issue may impact the Company. In addition, the Company made inquiries of other entities who are significant suppliers of consumables used in its operations and of others it currently interacts with electronically (financial institutions, etc.) to determine the extent to which it may be vulnerable to those third parties' failure to remediate their own year 2000 issue. All of the written responses from these entities were positive. As of this date, the Company did not experience any problems and it does not anticipate any future problems relating to the Y2K concerns that would materially affect the Company's operations.

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

DIVIDENDS
---------

For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth, therefore dividends will not be paid to shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining or Internet activities. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   AND SUPPLEMENTARY FINANCIAL DATA

                                                                   Page
                                                                   ----

Report of Independent Public Accountant

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2000 and 1999
Consolidated Statements of Operations, Years Ended March 31, 2000, 1999
  and 1998
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows, Years Ended March 31, 2000, 1999
  and 1998
Notes to Consolidated Financial Statements

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



To the Shareholders and Board of Directors of Commerce Group Corp.:

I have audited the accompanying consolidated balance sheets of Commerce Group Corp. ("Company"), a Wisconsin Corporation, and its subsidiaries, as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

Bruce Michael Redlin
Certified Public Accountant



Milwaukee, Wisconsin
May 10, 2000

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED BALANCE SHEETS--MARCH 31


                                            2000               1999
                                   -------------     --------------

                                   ASSETS
                                   ------

Current assets
 Cash                                $   313,940        $    61,821
 Investments                             232,068            186,182
 Accounts receivable                     275,162            358,769
 Inventories                              67,562            156,422
 Prepaid items and deposits               58,680             49,677
                                     -----------        -----------
  Total current assets                   947,412            812,871

Real estate (Note 5)                   1,179,836          1,179,836
Property, plant and equipment, net     3,039,127          3,567,334
Mining resources investment           24,401,376         22,026,760
Other investments                        288,450                  0
                                     -----------        -----------
 Total assets                        $29,856,201        $27,586,801
                                     ===========        ===========

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                    $   526,449        $   382,038
 Notes and accrued interest
  payable to related parties
  (Notes 6 & 7)                        5,992,633          5,009,679
 Notes and accrued interest
  payable to others (Note 6)           1,204,239          1,169,454
 Accrued salaries                      1,839,015          1,674,015
 Accrued legal fees                      260,926            197,139
 Other accrued expenses                  408,010            478,762
                                     -----------        -----------
  Total liabilities                   10,231,272          8,911,087

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2000-none; 1999-none (Note 10)      $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1(b) and 10)
 Issued and outstanding:
 2000-13,888,929 (Note 10)             1,388,893
 1999-11,577,527 (Note 10)                                1,157,753
Capital in excess of par value        18,402,346         17,288,039
Retained earnings (deficit)             (166,310)           229,922
                                     -----------         ----------
 Total shareholders' equity           19,624,929         18,675,714
                                     -----------        -----------
 Total liabilities and
  shareholders' equity               $29,856,201        $27,586,801
                                     ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED MARCH 31

                                   2000           1999           1998
                            -----------    -----------    -----------
Revenues:
 Gold sales                 $   413,713    $   785,526    $ 1,234,443
 Campground income               66,902         62,176         61,465
                            ------------   ------------   -----------
  Total revenues                480,615        847,702      1,295,908

Expenses:
 Cost of gold sales             376,007        601,111        877,109
 Depreciation                   320,491        338,797        208,254
 General and administrative     266,894        211,797        207,915
                            -----------    ------------   -----------
  Total expenses                963,392      1,151,705      1,293,278

Other income:
 Interest income                    134            246          3,025
 El Salvador added value
  tax refund                     86,411        213,491        112,948
                            ------------   ------------   -----------
   Other income                  86,545        213,737        115,973
                            ------------   ------------   -----------

Net profit (loss)           $  (396,232)   $   (90,266)   $   118,603
 Credit (charges) for
  income taxes                        0              0              0
                            ------------   ------------   -----------
Net income (loss) after
 income tax credit (charge) $  (396,232)   $   (90,266)   $   118,603
                            ============   ============   ===========

Net income (loss) per
 share (Note 2) basic       $    (.0326)   $    (.0081)   $     .0115
                            ============   ============   ===========

Net income (loss) per
 share (Note 2) diluted     $    (.0282)   $    (.0070)   $     .0100
                            ============   ============   ===========
Weighted av. common shares
 outstanding (Note 2)        12,172,867     11,165,127     10,358,132
                            ============   ============   ===========
Weighted av. diluted
 common shares (Note 2)      14,053,002     12,813,368     11,783,532
                            ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                    Common Stock
                          ----------------------------------
                                                  Capital in    Retained
                          Number of                Excess of    Earnings
                            Shares    Par Value    Par Value   (Deficit)
                          ----------  ----------  -----------  ----------
Balances March 31, 1997    9,193,042  $  919,304  $14,359,037  $ 201,585

Net income (loss) for
 FY March 31, 1998                                               118,603

 Dir./off./employee/
  services comp.             169,250      16,925      213,736
 Payment of debt             592,936      59,293      796,370
 Cash                         34,477       3,448       70,577
 Preferred stock converted   989,965      98,997    1,416,004
 Stock options                60,000       6,000      114,000
                          ----------  ----------  -----------  ----------
Balances March 31, 1998   11,039,670  $1,103,967  $16,969,724  $ 320,188

Net income (loss) for
 FY March 31, 1999                                             $ (90,266)

 Dir./off./employee/
  services comp.             214,234      21,423       89,962
 Payment of debt             238,123      23,812      190,779
 Cash                         85,500       8,551       37,574
                          ----------  ----------  -----------  ----------
Balances March 31, 1999   11,577,527  $1,157,753  $17,288,039  $ 229,922

Net income (loss) for
 FY March 31, 2000                                             $(396,232)

 Dir./off./employee/
  services comp.           1,014,445     101,445      471,373
 Payment of debt             796,957      79,695      404,484
 Investments                 500,000      50,000      238,450
                          ----------  ----------  -----------  ----------
Balances March 31, 2000   13,888,929   1,388,893   18,402,346  $(166,310)
                          ==========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31


                                       2000          1999           1998
                                  ------------  ------------   ------------
OPERATING ACTIVITIES:
 Net income (loss)                $  (396,232)  $   (90,266)   $   118,603
                                  ------------  ------------   ------------

ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO
 NET CASH USED IN
 OPERATING ACTIVITIES:
Depreciation                          320,491       338,797        208,254
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                          83,607        93,765       (152,788)
 Decrease (increase) in inventories    88,860        48,877        (14,050)
 Decrease (increase) in prepaid
  items and deposits                   (9,003)        1,871         (4,676)
 Increase (decrease) in accounts
  payable and accrued liabilities      73,659        57,316        198,265
 Increase (decrease) in other
  liabilities                               0             0         20,446
 Increase (decrease) in accrued
  salaries                            165,000       165,000        165,000
 Increase (decrease) in accrued
  legal fees                           63,787        22,058         38,013
                                  ------------  ------------   ------------
 Total adjustments                    786,401       727,684        458,464
                                  ------------- ------------   ------------
 Net cash provided by (used in)
  operating activity                  390,169       637,418        577,067

INVESTING ACTIVITIES:
 Investment in mining resources    (2,166,900)   (2,269,928)    (3,402,089)
 Investments - other                 (334,336)            0              0
                                  ------------  ------------   ------------
 Total                             (2,501,236)   (2,269,928)    (3,402,089)

FINANCING ACTIVITIES:
 Net borrowings                     1,017,739     1,260,943        809,853
 Common stock issued                1,345,447       372,101      1,280,350
                                  ------------  ------------   ------------
Net cash provided by (used in)
 financing activities               2,363,186     1,633,044      2,090,203

Net increase (decrease) in cash
 and cash equivalents                 252,119           534       (734,819)
Cash - beg. of year                    61,821        61,287        796,106
                                  ------------  ------------   ------------
Cash - end of year                $   313,940   $    61,821    $    61,287
                                  ============  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash information:

1. The following amounts of interest expense paid or accrued were capitalized: $923,726 (2000), $767,459 (1999), and $667,836 (1998).

2. There was no interest expense paid in cash for the period ended March 31, 2000. The interest expense paid in cash for 1999 was $8,838 and for 1998 was $1,350.

3. The Company paid no income taxes during its fiscal periods ended March 31, 2000, 1999, and 1998.

4. The investment consists of securities held for the Employee Benefit Account stated at cost and precious stones, which are stated at the lower of cost or market value.

5. Accounts receivable consist of an amount due from Misanse which will be used as an offset for rental charges due to it.

6. Inventory consists of processed ores and metal-in-process and consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for employee severance pay and benefits, for director fees, officer compensation and for other services rendered:

                                Shares         Value
                                ------         -----
                      2000   1,014,445      $572,818
                      1999     214,234      $111,385
                      1998     169,250      $230,661


2. Other non-cash items were for the unpaid salary and director, officer and legal fees; this amounted to $165,000 for 2000, $187,057 for 1999 and $203,013 for 1998.

3. There were no non-cash equipment financing activities in 2000, 1999 and 1998.

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, is produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

     Recently the Joint Venture has decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until the price of gold is more stable.

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing several separate programs: it has started to produce gold on a start-up (not full production) basis, and recently it has temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site, upon receipt of adequate funds; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension the El Capulin Mine, and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

     The Company on January 29, 1999, announced its plans to diversify by having (at that time) its wholly-owned subsidiary, Ecomm Group Inc. ("Ecomm"), enter into the web portal business. Ecomm's objective is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) has agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. Recently Ecomm's management announced that it was expanding into wireless services and web content by starting a link with a provider.

     Ecomm's principal business will be to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

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

(b)  Merger into a Wisconsin corporation effective April 1, 1999

     The Company, a United States' corporation, was incorporated as a Wisconsin corporation in 1962, consolidated with a Delaware corporation in 1971, and merged from a Delaware corporation into a Wisconsin corporation on April 1, 1999. The Company simultaneously with the merger into a Wisconsin corporation increased the number of its authorized common shares to fifty million (50,000,000), ten cents ($0.10) par value.

(c)  Use of estimates

     The preparation of the financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. The consolidated balance sheets for March 31, 2000, 1999 and 1998, and the consolidated statements of changes in shareholders' equity, consolidated statements of cash flows and consolidated statements of operations for the years ended March 31, 2000, 1999, 1998, and prior years, were also restated to reflect this change.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by a total of $7,518,335 which consisted of the following amounts: $2,121,189 for 2000; $1,822,686 for 1999; $1,511,895
for 1998; $1,012,739 for 1997; $816,029 for 1996; and $233,797 for prior years. Retained earnings were reduced by an offsetting amount for the same period. The consolidated statements of changes in shareholders' equity was also restated to reflect these changes.

The consolidated statements of operations for the years ended March 31, 2000, 1999, 1998, 1997 and 1996 were restated to eliminate the net interest income of $7,518,335 from the Joint Venture. The amounts were $2,121,189, $1,822,686, $1,511,895, $1,012,739, and $816,029 for 2000,
1999, 1998, 1997 and 1996 respectively, and $233,797 for prior years.

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



                                                  % Ownership
                                                  -----------
   Homespan Realty Co., Inc. ("Homespan")             100.0
   Mineral San Sebastian, S.A. de C.V.  ("Misanse")    52.0
   Ecomm Group Inc. (Ecomm)                            51.0
   San Luis Estates, Inc. ("SLE")                     100.0
   San Sebastian Gold Mines, Inc. ("Sanseb")           82.5
   Universal Developers, Inc.  ("UDI")                100.0
   Commerce/Sanseb Joint Venture ("Joint Venture")     90.0

INVESTMENTS

The investments consist of securities held for the Employee Benefit Account stated at cost and of precious stones which are stated at the lower of cost or market value.

ACCOUNTS RECEIVABLE

The accounts receivable account consists of the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse) which will be offset for the rental charges to the Joint Venture.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of March 31:


                                                 2000        1999
                                                 ----        ----
Gold in process (1) (Stated at market value)  $28,000    $ 72,447
Materials and supplies (Stated at cost)        39,562      83,975
                                              -------    --------
                                              $67,562    $156,422

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties and development costs and plant and equipment are depreciated using the units of production method based upon proven and probable reserves. Other assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

If on March 31, 2000, 1,254,900 option shares, and the 625,235 stock rights would be added to the weighted average calculated number of shares which amount to 12,172,867, the total number of the weighted average fully diluted shares would be 14,053,002, then the loss per share for the fiscal year ended March 31, 2000, would be $.0282 cents per share. The same assumptions were used for the same 1999 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.745 colones per U.S. dollar. The exchange rate was fairly stable. In this environment, based on the free convertibility of the colon, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa.

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

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


                   March 31, 2000                    March 31, 1999
         ----------------------------------- ----------------------------------
                    Accumulated                        Accumulated
            Cost    Amortization     Net        Cost   Amortization     Net
            ----    ------------     ---        ----   ------------     ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment     $24,401,376             $24,401,376 $22,026,760            $22,026,760

Mine
Plant
and
Equip-
ment       5,353,046   2,313,919   3,039,127   5,332,998  1,765,664   3,567,334
         ----------- ----------- ----------- ----------- ---------- -----------
         $29,754,422 $ 2,313,919 $27,440,503 $27,359,758 $1,765,664 $25,594,094
         =========== =========== =========== =========== ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of four to seven years. Maintenance and repairs are charged to expense as incurred.

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

INVESTMENTS IN JOINT VENTURE

As of March 31, 2000, the Company's investments, including charges for interest expense to the Joint Venture, were $27,346,238 and three of the Company's subsidiaries' advances were $590,265 for a total of $27,936,503.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2000 and 1999, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                          2000           1999
                                          ----           ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                       $27,346,238    $23,153,989
The Company's initial
 investment in the Joint Venture        3,508,180      3,508,180
Sanseb's investment in the
 Joint Venture                          3,508,180      3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                        26,368,951     23,823,518
                                      -----------    -----------
Total:                                $60,731,549    $53,993,867
Advances by the Company's
 three subsidiaries                       590,265        590,265
                                      -----------    -----------
Combined total investment             $61,321,814    $54,584,132
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

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colo nes" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit will be subject to increases based on any United States' inflationary rate adjustments. The rental charge for the period ending November 12, 2000 is $13,401.

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

MONTEMAYOR MINE

The Joint Venture has leased approximately 175 acres of land that it considers to be the key mining property. The terms of the various leases are one year with automatic renewal rights. This property is located 14 miles northwest of the SCMP, six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   it owns approximately 63 acres at
the Modesto Mine; the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                          March 31
                                                          --------
Notes payable consist of the following:               2000         1999
                                                      ----         ----
Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using  the
undeveloped land, real estate and all other
assets owned by the Company,  its subsidiaries
and the Joint Venture as collateral (Note 7)       $5,992,633   $5,009,679

Other - consists primarily of short-term notes
and accrued interest (2000, $342,229 and 1999,
$307,491) issued to creditors and others,
interest rates of varying  amounts, in lieu of
actual cash payments and includes a mortgage on
a certain parcel of land pledged as collateral
located in El Salvador.                             1,204,239    1,169,454
                                                   ----------   ----------
Total:                                             $7,196,872   $6,179,133
                                                   ==========   ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 19 years, for a total of $1,839,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2000:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,072,268. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 2000, an aggregate of $646,141, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the shares (375,566) borrowed from him during this fiscal period and it issued 35,738 of its restricted common shares for the payment of interest for the shares loaned or pledged as collateral for the benefit of the Company. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of March 31, 2000.

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters' office; the monthly rental charge was $2,789. The annual amount charged for the past three fiscal years is as follows: 2000, $33,468; 1999, $33,468; and 1998, $33,468.

The same related company provides administrative services, use of data processing equipment, use of its vehicles and other property as required by the Company. Total charges for these services were as follows: 2000, $7,320; 1999, $7,680; and 1998, $8,040.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,808,514; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On January 10, 1997, four-year stock options were issued to the related company to purchase 68,000 of the Company's restricted common shares at a price of $3.00 per share, and on July 12, 1999, two-year stock options were issued to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share.

The Company's Directors have consented and approved the following transactions which status are reflected as of March 31, 2000:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $384,290 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $260,926 for 1,738.75 hours of legal services rendered since July 1980. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $81,420 which bears
interest at an annual rate of 16% payable monthly.   The Company borrowed
from them 41,460 common shares. These shares were sold and the Company received all of the proceeds. Pursuant to the terms of a Director-approved loan agreement, these shares, plus the 4,146 common shares earned for the payment of interest, amount to a total of 45,606 restricted common shares which were paid to them during May 1999 by issuing the Company's restricted common shares.

The Company borrowed 72,770 of the Company's common shares from a Director pursuant to a Director-approved, open-ended share loan agreement dated March 6, 1998. The sale of these shares took place during this fiscal period and all of the proceeds were received by the Company. The shares borrowed, together with the 7,277 earned for interest, were paid in October 1999 by issuing the Company's restricted common shares.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash or to exchange the amount due to them for the Company's common shares.

As of March 31, 2000, pursuant to the S.E.C. Form S-8 Registration Statement File No. 333-59209 effective as of July 16, 1998, and the S.E.C. Form S-8 Registration Statement File No. 333-95397 effective January 26, 2000, the Directors/Officers exercised their rights to purchase 98,236 shares at a price of $.34 per share in payment of all compensation due to them as of March 31, 2000.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                         Total          Interest
                                        Advances         Charges
                                      -----------    -----------
Balance April 1, 1990                 $ 1,625,163    $   252,060
 Year Ended March 31, 1991                718,843        266,107
 Year Ended March 31, 1992                698,793        312,004
 Year Ended March 31, 1993              1,003,617        347,941
 Year Ended March 31, 1994              1,155,549        451,180
 Year Ended March 31, 1995              2,884,078        751,389
 Year Ended March 31, 1996              3,122,766      1,286,739
 Year Ended March 31, 1997              3,894,692      1,567,375
 Year Ended March 31, 1998              4,397,007      2,179,731
 Year Ended March 31, 1999              3,653,481      2,590,144
 Year Ended March 31, 2000              4,192,339      3,044,915
                                      -----------    -----------
                                      $27,346,328    $13,049,585
Advances by three of the
 Company's subsidiaries                   590,265              0
                                      -----------    -----------

Total Net Advances March 31, 2000     $27,936,503    $13,049,585
                                      ===========    ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 13,888,929 shares were issued and outstanding as of March 31, 2000. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending March 31, 2000 or 1999.

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

c.  STOCK OPTION ACTIVITY DURING 2000, 1999, AND 1998 WAS AS FOLLOWS:

                   03/31/00            03/31/99            03/31/98
             -------------------- ------------------  ------------------
                        Weighted            Weighted            Weighted
               Option    Average   Option    Average   Option    Average
               Shares     Price    Shares     Price    Shares     Price
               ------     -----    ------     -----    ------     -----
Outstanding,
 beg. yr.      977,400    $3.28   1,327,400   $3.42   1,591,360   $3.22
Granted        660,000    $0.50      70,000   $0.75           0   $0.00
Exercised     (160,000)     N/A           0     N/A     (60,000)  $2.00
Forfeited            0      N/A           0     N/A        (710)  $4.25
Expired       (222,500)     N/A    (420,000)    N/A    (203,250)  $2.25
             ----------   -----   ----------  -----   ----------  -----
Outstanding,
 end of yr.  1,254,900    $2.19     977,400   $3.28   1,327,400   $3.42
             ==========   =====   ==========  =====   ==========  =====

A summary of the outstanding stock options as of March 31, 2000, follows:

                                   Weighted Average
   Range of           Amount          Remaining         Weighted Average
Exercise Prices     Outstanding    Contractual Life      Exercise Price
---------------     -----------    ----------------     ----------------
 Up  to  $2.99        600,000          1.37 years             $0.63
 $3.00 to $5.00       654,900          0.87 years             $3.61


d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

The interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2000, there were no shares due to other parties for shares borrowed or for interest payment.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed from the lender 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $529,425. The lender had, until January 15, 2000, the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,485 of the Company's restricted common shares or in lieu of the 125,300 shares borrowed from the non-related, publicly-held corporation, may accept payment in the form of a total of 625,235 of the Company's restricted common shares. On January 15, 2000, via written correspondence, the lender exercised his option to accept the 560,750 Commerce Group Corp. restricted common shares in full payment for the Company's outstanding obligation. In order to issue the Company's restricted common shares, the Company and its transfer agent require an investment letter agreement which was delivered to the lender on January 24, 2000. The Company has not received the investment letter agreement.

f.  S.E.C. FORM S-8 REGISTRATION

On July 16, 1998, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-59209 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distributing shares pursuant to the guidelines of the Company's Services and Consulting Compensation Plan.
As of March 31, 2000, all of the 1,000,000 shares registered were issued.

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares by the selling qualified shareholders pursuant to the prospectus submitted to the Securities and Exchange Commission. As of March 31, 2000 from the 1,000,000 shares registered 181,876 were issued and there remain 818,124 that can be issued.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

During this fiscal year, the CGCEBA was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The Company on December 10, 1999, issued 400,000 of its common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. Subsequently, on January 26, 2000, it issued an additional 400,000 common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. The CGCEBA has sold some of these shares from time to time to meet its obligations to its employees.

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

(12) COMMITMENTS AND CONTINGENCIES
----------------------------------

Based upon current knowledge, the Company believes that it is in compliance with environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.

The Company has transferred at no cost to IBC, forty-nine percent of the common shares of Ecomm Group Inc. for the successful development of an Internet business and for certain public relation efforts to enhance the exposure of the Company pursuant to the agreement it entered into with IBC on January 27, 1999. Ecomm's business strategy is to build and expand its web portal through the acquisition and consolidation of selected Internet companies.

In respect to the public relation services made as part of the January 27, 1999 agreement, IBC has agreed to disseminate information regarding the Company on the Internet with a view towards developing a more widespread public interest in the Company. The Company agreed to pay IBC minimum compensation for its public relations and consulting work in the form of 10,000 shares of the Company's common stock. On May 25, 1999, the Company and IBC amended the January 27, 1999 agreement, and a change was made to issue to IBC a total of 500,000 of the Company's restricted common shares at no cost in five monthly installments of 100,000 common shares each. The entire 500,000 common restricted shares were issued.

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

The Company has presently three reportable segments: mining, campground operation, and other. The mining segment is engaged in the processing of gold. The campground operation is to lease space on an annual, monthly or daily basis. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded.

                               Mining *1
                              El Salvador,      Campground         Corporate
                             Central America   Missouri, U.S.A.   Headquarters
                             ---------------   ----------------   ------------
Year ended March 31, 2000
 Sales and revenues          $    413,713        $   66,902         $
 Depreciation & amortization      320,491                 0
 Operating income (loss)         (384,759)          (11,473)
 Total assets                  27,831,734         1,135,500            888,967
 Capital expenditures           2,166,900

Year ended March 31, 1999
 Sales and revenues          $    785,526        $   62,176         $
 Depreciation & amortization      338,797
 Operating income (loss)         (258,179)
 Other mining income              213,491
 Operating income (loss)          (44,688)           (4,268)           (41,310)
 Total assets                  26,031,841         1,135,500            419,460
 Capital expenditures           2,269,928

Year ended March 31, 1998
 Sales and revenues          $  1,234,443        $   61,465         $
 Depreciation & amortization      208,254                 0
 Operating income (loss)            4,752               903
 Other mining income              112,948
 Total assets                  24,386,843         1,135,500            277,308
 Capital expenditures           3,402,089

*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
-----------------------------------------------------------------
DISCLOSURE
----------

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons beneficially owning greater than ten percent of the outstanding shares, to file reports of ownership and changes in ownership of the Company's shares with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to the Company or representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with as required.

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

See index to Consolidated Financial Statements and Supplementary Data in
Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules

Schedule IV (1) Indebtedness of Related Parties

Schedule IV (2) Indebtedness to Related Parties

(b)  REPORTS ON FORM 8-K
------------------------

A Form 8-K was filed on February 29, 2000, to report that the Company's 51%-owned subsidiary, Ecomm Group Inc. issued a news release on February 24, 2000 to announce its strategic wireless content initiative and links with "web to wireless" company Datalink.net. Inc.

(c)  EXHIBITS
-------------

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
                  1999.)

Exhibit No.              Description of Exhibit                 Page
-----------              ----------------------                 ----

   4              Instruments defining the rights of
                  security holders, including indentures.

   4.1            Four-Year Stock Option Agreement dated
                  December 9, 1996 to purchase 3,000
                  common shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.7 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.2            Four-Year Stock Option Agreement dated
                  December 11, 1996 to purchase 15,000
                  common shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.8 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.3            Four-Year Stock Option Agreement dated
                  December 11, 1996 to purchase 60,000
                  common  shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.9 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.4            Four-Year Stock Option Agreement dated
                  December 14, 1996 to purchase 83,900
                  common shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.10 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.5            Four-Year Stock Option Agreement dated
                  December 27, 1996 to purchase 30,000
                  common shares at $2.50 per share.
                  (Incorporated by reference to Exhibit
                  4.11 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.6            Four-Year Stock Option Agreement dated
                  December 31, 1996 to purchase 25,000
                  common shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.12 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.7            Four-Year Stock Option Agreement dated
                  January 10, 1997 to purchase 68,000
                  common shares at $3.00 per share.
                  (Incorporated by reference to Exhibit
                  4.13 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.8            Four and Five-Year Stock Option
                  Agreements are to be issued effective as of January 23, 1997, to purchase 200,000 shares each of the years during a five-year period as follows: year four
                  $3.75; and year five $4.25.
                  (Incorporated by reference to Exhibit
                  4.15 of the Company's Form 10-K for the
                  year ended March 31, 1997.)

   4.9            Three-Year Stock Option Agreement dated
                  October 10, 1998 to purchase 10,000
                  common shares at $.75 per share.
                  (Incorporated by reference to Exhibit
                  4.10 of the Company's Form 10-K for the
                  year ended March 31, 1999.)

   4.10           Three-Year Stock Option Agreement dated
                  October 20, 1998 to purchase 10,000
                  common shares at $.75 per share.
                  (Incorporated by reference to Exhibit
                  4.11 of the Company's Form 10-K for the
                  year ended March 31, 1999.)

Exhibit No.              Description of Exhibit                 Page
-----------              ----------------------                 ----

   4.11           Three-Year Stock Option Agreement dated
                  October 22, 1998 to purchase 20,000
                  common shares at $.75 per share.
                  (Incorporated by reference to Exhibit
                  4.12 of the Company's Form 10-K for the
                  year ended March 31, 1999.)

   4.12           Three-Year Stock Option Agreement dated
                  October 22, 1998 to purchase 30,000
                  common shares at $.75 per share.
                  (Incorporated by reference to Exhibit
                  4.13 of the Company's Form 10-K for the
                  year ended March 31, 1999.)

   4.13*          Two-Year Stock Option Agreement dated
                  July 12, 1999 to purchase 500,000 common shares at $0.50 per share.

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
                  Company's Form 10-K for the year ended
                  March 31, 1995.)

Exhibit No.              Description of Exhibit                 Page
-----------              ----------------------                 ----

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

  10.14           Edward A. Machulak, Loan Agreement and
                  Open Ended On Demand Promissory Note
                  dated March 6, 1998. (Incorporated by
                  reference to Exhibit 10.14 of the
                  Company's Form 10-K for the year ended
                  March 31, 1999.)

  10.15 Agreement by and between the Company and Interactive Business Channel, Inc. dated
                  January 27, 1999.  (Incorporated by
                  reference to Exhibit A of the Company's
                  Form 8-K dated February 8, 1999.)

  10.16           May 25, 1999 Amendment to Exhibit 10.15
                  of the Company's Form 10-K for the year
                  ended March 31, 1999. (Incorporated by
                  reference to Exhibit 10.16 of the
                  Company's Form 10-K for the year ended
                  March 31, 1999.)

  11*             Schedule of Computation of Net Income
                  Per Share

  13              Annual Report to security holders, Form
                  10-Q or Quarterly Report to security
                  holders:

                  Annual Report for the period ended March
                  31, 2000, will include the Form 10-K and will be submitted within 120 days after the fiscal year end.

  21*             Subsidiaries and Joint Venture of the
                  Company

  23.1*           Consent of Independent Certified Public
                  Accountant

Exhibit No.              Description of Exhibit                 Page
-----------              ----------------------                 ----

  99.0            Additional Exhibits

  99.1*           Confirmation agreement, General Lumber &
                  Supply Co., Inc., May 8, 2000.

  99.2*           Confirmation Agreement, Edward L.
                  Machulak, May 8, 2000.

  99.3*           Confirmation Agreement, Edward L.
                  Machulak Rollover Individual Retirement
                  Account, May 8, 2000.

  99.4*           Confirmation Agreement, Sylvia Machulak
                  Rollover Individual Retirement Account,
                  May 8, 2000.

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

  99.10           S.E.C. Form S-8 Registration Statement
                  No.  333-95397 filed under the
                  Securities Act of 1933 as amended and
                  declared effective January 26, 2000,
                  registering one million of its common
                  shares, ten cents par value.
                  (Incorporated by reference as this
                  S.E.C.  Form S-8 Registration Statement
                  had been filed on January 26, 2000.)

  99.11           Individual financial statements of
                  majority-owned companies have been
                  omitted because these companies do not
                  constitute a significant or material
                  contribution to the Company.

                         COMMERCE GROUP CORP.
                      FORM 10-K - MARCH 31, 2000

                               PART IV

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

        Name                        Office                        Date
        ----                        ------                        ----

/s/ Edward L. Machulak   Chairman of the Board of Directors,  May 16, 2000
----------------------   Member of Executive Committee,       ------------
Edward L. Machulak       Member of Audit Committee,
                         Director-Emeritus, President,
                         Treasurer, Chief Executive,
                         Operating and Financial Officer

/s/ Edward A. Machulak   Director, Member of Executive        May 16, 2000
----------------------   Committee, Executive Vice President  ------------
Edward A. Machulak       and Secretary


/s/ Sidney Sodos         Director and Member of Audit         May 16, 2000
----------------------   Committee                            ------------
Sidney Sodos


/s/ Clayton H. Tebo      Director and Member of Audit         May 16, 2000
----------------------   Committee                            ------------
Clayton H. Tebo

  REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES


My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

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

Bruce Michael Redlin
Certified Public Accountant



Milwaukee, Wisconsin
May 10, 2000

           COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                            SCHEDULE IV (1)
              INDEBTEDNESS OF RELATED PARTIES - NOT CURRENT
               YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                   Additions     Deletions
                      Balance at       to            to        Balance
                      Beginning   Indebtedness  Indebtedness    at End
Name of Person (1)    of Period        (2)           (3)       of Period
------------------    ----------  ------------  ------------   ---------

Year ended
 March 31, 2000
 Joint Venture      $23,744,254     $4,192,249       $0       $27,936,503

Year ended
 March 31, 1999
 Joint Venture      $20,090,773     $3,653,481       $0       $23,744,254

Year ended
 March 31, 1998
 Joint Venture      $15,693,766     $4,397,007       $0       $20,090,773


(1) Commerce Group Corp. and San Sebastian Gold Mines, Inc., Joint Venture ("Joint Venture").

(2) The purpose of the advances is to continue the exploration, exploitation and development of the SSGM and the other mining prospects managed by the Joint Venture which are located in the Republic of El Salvador, Central America. Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold.

(3) Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company's subsidiaries.

                                   Additions      Deletions
                      Balance at       to            to        Balance
                      Beginning   Indebtedness  Indebtedness    at End
Name of Person (1)    of Period       (2)            (3)       of Period
------------------    ---------   ------------  ------------   ---------

Year ended
 March 31, 2000
 SSGM               $23,823,518     $2,545,433       $0       $26,368,951

Year ended
 March 31, 1999
 SSGM               $21,524,975     $2,298,543       $0       $23,823,518

Year ended
 March 31, 1998
 SSGM               $19,388,321     $2,136,654       $0       $21,524,975

(1) San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2) The advances to SSGM consist of the interest due to the Company on the outstanding indebtedness.

           COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES
           ---------------------------------------------------
                               SCHEDULE IV(2)
                       INDEBTEDNESS TO RELATED PARTIES
              CURRENT YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                             Balance
                                at      Additions to   Deletions to    Balance
                            Beginning   Indebtedness   Indebtedness    at End
Identity of Debtor          of Period        (1)            (2)       of Period
------------------          ---------   -------------  ------------   ---------

Year ended March 31, 2000
-------------------------
President of the Company   $2,568,600    $503,668(a)   $       0    $3,072,268
President's IRA               550,951      95,190(b)           0       646,141
President's Affiliated
 Company                    1,493,026     315,488(c)           0     1,808,514
Others                        397,102      68,608(d)           0       465,710
                           ----------    -----------   ---------    ----------
 Total, notes payable      $5,009,679    $982,954      $       0    $5,992,633
                           ==========    ===========   =========    ==========

President's Accrued Salary $1,674,015    $165,000(e)   $       0    $1,839,015
                           ==========    ===========   =========    ==========
Legal fees (President's
 son is a principal)       $  197,139    $ 63,787(f)   $       0    $  260,926
                           ==========    ===========   =========    ==========
Year ended March 31, 1999
-------------------------
President of the Company   $2,219,984    $348,616(a)    $      0    $2,568,600
President's IRA               469,987      80,964(b)           0       550,951
President's Affiliated
 Company                    1,182,709     310,317(c)           0     1,493,026
Others                        302,440      94,662(d)           0       397,102
                           ----------    -----------    --------    ----------
 Total, notes payable      $4,175,120    $834,559       $      0    $5,009,679
                           ==========    ===========    ========    ==========

President's Accrued Salary $1,509,015    $165,000(e)    $      0    $1,674,015
                           ==========    ===========    ========    ==========
Legal fees (President's
 son is a principal)       $  175,082    $ 22,057       $      0    $  197,139
                           ==========    ===========    ========    ==========
Year ended March 31, 1998
-------------------------
President of the Company   $1,839,465    $380,519(a)    $      0    $2,219,984
President's IRA               400,919      69,068(b)           0       469,987
President's Affiliated
 Company                      963,152     219,557(c)           0     1,182,709
Others                        257,993      44,447(d)           0       302,440
                           ----------    -----------    --------    ----------
 Total, notes payable      $3,461,529    $713,591       $      0    $4,175,120
                           ==========    ===========    =========   ==========
President's Accrued
 Salary                    $1,344,015    $165,000(e)    $      0    $1,509,015
                           ==========    ===========    ========    ==========
Legal fees (President's
 son is a principal)       $  137,069    $ 38,013(f)    $      0    $  175,082
                           ==========    ===========    =========   ==========

(1)(a)(b) The net additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his IRA result from net cash advances and/or for accrued interest.

(1)(c) The President owns 55% of an Affiliated Company's common shares. The additions to the open-ended, secured, on-demand promissory note issued to an Affiliated Company result from cash advances, accrued interest, accrued office rent, vehicle rental, computer use and other expenses incurred on behalf of the Company.

          During the fiscal period ended March 31, 2000, the President's Affiliated Company had been issued the following stock options:

          On January 10, 1997, four-year stock options to purchase 68,000 of the Company's restricted common shares at a price of $3.00 a share; and

          On July 12, 1999, two-year stock options to purchase 500,000 of the Company's restricted common shares at a price of $0.50 a share.

(1)(d) The additions by others resulted from net cash advances and/or accrued interest.

(1)(e)    The President's salary was accrued for the entire fiscal year.

(1)(f) The addition of the amounts due to the Law Firm results from legal services rendered.

(2) Deletions to Indebtedness are reflected as a net to the additions.