Form 10-Q
period 2000-06-30
COMMERCE GROUP CORP /WI/
filed 2000-08-07
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000

                                   or

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
(State or other jurisdiction      (I.R.S. Employer Identification Number)
    of incorporation or
     organization)


                         6001 North 91st Street
                    Milwaukee, Wisconsin  53225-1795
        (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,888,929 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 2000.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

                 FOR THE FIRST QUARTER ENDED JUNE 30, 2000

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2000.

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         June 30, 2000    March 31, 2000
                                          (Unaudited)       (Audited)
                                         -------------    --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $   189,968       $   313,940
 Investments                                   232,068           232,068
 Accounts receivable                           275,219           275,162
 Inventories                                    67,562            67,562
 Prepaid items and deposits                     41,639            58,680
                                           -----------       -----------
  Total current assets                         806,454           947,412

Real estate (Note 5)                         1,179,836         1,179,836
Property, plant and equipment, net           2,915,392         3,039,127
Mining resources investment                 24,920,854        24,401,376
Other investments                              288,450           288,450
                                           ------------      ------------
 Total assets                              $30,110,986       $29,856,201
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   494,961       $   526,449
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             6,217,120         5,992,633
 Notes and accrued interest payable to
  others (Note 6)                            1,214,301         1,204,239
 Accrued salaries                            1,884,015         1,839,015
 Accrued legal fees                            266,664           260,926
 Other accrued expenses                        408,533           408,010
                                           ------------      ------------
  Total liabilities                         10,485,594        10,231,272

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2000-none; 1999-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1 and 10)
 Issued and outstanding:
 2000-13,888,929 (Note 10)                   1,388,893         1,388,893
Capital in excess of par value              18,402,346        18,402,346
Retained earnings (deficit)                   (165,847)         (166,310)
                                           ------------      ------------
  Total shareholders' equity                19,625,392        19,624,929
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $30,110,986       $29,856,201
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                            2000            1999
                                            ----            ----

Revenues:
 Gold sales                          $         0      $  165,083
 Campground income                        27,351          22,842
                                     ------------     -----------
  Total revenues                          27,351         187,925

Expenses:
Cost of gold sales                             0         134,513
 Depreciation                                  0          88,994
 General and administrative               28,968          71,841
                                     ------------     -----------
  Total expenses                          (1,617)        295,348

Other income:
 Interest income                           2,080              28
 El Salvador added value tax refund            0          28,237
                                     ------------     -----------
  Other income                             2,080          28,265
                                     ------------     -----------

Net profit (loss)                    $       463      $  (79,158)
 Credit (charges) for income taxes             0               0
                                     ------------     -----------
Net income (loss) after income tax
 credit (charge)                     $       463      $  (79,158)
                                     ============     ===========
Net income (loss) per share
 (Note 2) basic                      $         0      $   (.0068)
                                     ============     ===========
Net income (loss) per share
 (Note 2) diluted                    $         0      $   (.0055)
                                     ============     ===========
Weighted av. common shares
 outstanding (Note 2)                 13,888,929       11,611,565
                                     ============     ===========
Weighted av. diluted common
 shares (Note 2)                      15,769,064       14,284,258
                                     ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2000 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                  Capital in    Retained
                           Number of               Excess of    Earnings
                             Shares   Par Value    Par Value    (Deficit)
                          ----------  ----------  -----------  ----------
Balances March 31, 1998   11,039,670  $1,103,967  $16,969,724  $  320,188

Net income (loss) for
 FY March 31, 1999                                                (90,266)

 Dir./off./employee/
  services comp.             214,234      21,423       89,962
 Payment of debt             238,123      23,812      190,779
 Cash                         85,500       8,551       37,574
                          ----------  ----------  -----------  -----------
Balances March 31, 1999   11,577,527   1,157,753   17,288,039     229,922

Net income (loss) for
 FY March 31, 2000                                               (396,232)

 Dir./off./employee/
  services comp.           1,014,445     101,445      471,373
 Payment of debt             796,957      79,695      404,484
 Investments                 500,000      50,000      238,450
                          ----------  ----------   ----------  -----------
Balances March 31, 2000   13,888,929   1,388,893   18,402,346    (166,310)

Net income (loss) first
 quarter June 30, 2000                                                463

Common shares issued first
 quarter June 30, 2000             0           0            0           0
                          ----------  ----------   -----------  ----------
                          13,888,929  $1,388,893   $18,402,346  $(165,847)
                          ==========  ==========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                2000           1999
                                                ----           ----
OPERATING ACTIVITIES:
 Net income (loss)
ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING
 ACTIVITIES:                              $      463    $   (79,158)
                                          -----------   ------------
Depreciation                                       0         88,994
Changes in assets and liabilities
 Decrease (increase) in investments                0        (56,092)
 Decrease (increase) in account
  receivables                                    (57)        (5,157)
 Decrease (increase) in inventories                0          6,258
 Decrease (increase) in prepaid items
  and deposits                                17,043          1,429
 Increase (decrease) in accounts
  payable and accrued liabilities            (30,965)       139,161
 Increase (decrease) in accrued salaries      45,000         45,000
 Increase (decrease) in accrued legal fees     5,738          4,079
                                          -----------   ------------
 Total adjustments                            36,759        223,672
 Net cash provided by (used in)           -----------   ------------
  operating activity                          37,222        144,514

INVESTING ACTIVITIES:
 Investment in mining resources             (395,743)      (565,996)
                                          -----------   ------------
 Net cash used in investing activities      (395,743)      (565,996)

FINANCING ACTIVITIES:
 Net borrowings                              234,549        305,841
 Preferred stock redeemed                          0              0
 Common stock issued                               0         95,660
Net cash provided by (used in)            -----------   ------------
 financing activities                        234,549        401,501

Net increase (decrease) in cash
 and cash equivalents                       (123,972)       (19,981)
Cash - beg. of year                          313,940         61,821
                                          -----------   ------------
Cash - end of this period                 $  189,968    $    41,840
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 2000 and 1999:

1.  The following amounts of interest expense accrued were capitalized:
    $251,903 (2000) and $211,586 (1999).

2. There was no interest expense paid in cash for the quarterly periods in 2000 and 1999.

3. The Company paid no income taxes during the quarterly 2000 or 1999 periods.

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

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:

                                     Shares           Value
                                     ------           -----
                          2000            0               0
                          1999        5,300        $  2,650


2. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $55,137 in 2000 and $63,479 in 1999.

3. Non-cash equipment financing activities were none for 2000 and none for 1999.

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is continuous at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

     As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until the price of gold is more stable.

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing several separate programs: it did produce gold on a start-up (not full production) basis, and recently it has temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site, upon receipt of adequate funds; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension the El Capulin Mine, and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its gold production, exploration, exploitation and development operations.

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

     Ecomm's principal business was to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. It planned to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

     Due to the lack of progress in meeting its goals, the Company, after many attempts to prompt IBC and its President Matthew Marcus to perform according to the agreements dated January 29, 1999 and May 25, 1999, had its legal counsel file a complaint on behalf of the Company and its 51%-owned subsidiary, Ecomm Group Inc., as plaintiffs, against IBC and Matthew Marcus as defendants.

     Included in this complaint were the following three causes of action: the first cause of action was the breach of contract; the second cause of action was the breach of fiduciary duty; and the third cause of action was the rescission of the contract and return of compensation.

     The plaintiffs demanded judgment against the defendants as follows: for actual damages in an amount to be determined at trial; for punitive damages in an amount to be determined at trial; for rescission of the transaction and return to the plaintiffs of 49% of the common stock of Ecomm Group Inc. represented by 96 common shares and for the return of 500,000 Commerce Group Corp. common shares, par value ten cents per share, issued as compensation for the services of IBC and Mr. Matthew Marcus; and for actual attorney's fees, the costs and disbursements of this action, and any further relief the Court deems equitable and just.

     A copy of the said complaint was filed as Exhibit A to the Company's Securities and Exchange Commission Form 8-K on June 29, 2000.

     On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business
     Channel, Inc. and Mr. Matthew Marcus, as an individual.   Reference
     is made to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Part II - Financial Information, Item 1. Legal Proceedings" for additional details.

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

(b)  Use of estimates

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. The consolidated balance sheets through June 30, 2000, the consolidated statements of operations through June 30, 2000, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect this change.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through June 30, 2000 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

The consolidated statements of cash flows were also restated to reflect the changes in operating profits or losses.

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

ACCOUNTS RECEIVABLE

The accounts receivable account primarily consists of the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse) which will be offset for the rental charges to the Joint Venture.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of June 30:


                                                  2000          1999
                                                  ----          ----
Gold in process (1) (Stated at market value)   $28,000      $ 67,005
Materials and supplies (Stated at cost)         39,562        83,159
                                               -------      --------
                                               $67,562      $150,164

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Presently the assets are depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.

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

If on June 30, 2000, 1,254,900 option shares, and the 625,235 stock rights are added to the 13,888,929 common shares issued and outstanding, the total number of the shares would be 15,769,064. The income or loss per share for this period ended June 30, 2000 would then be $.00 cents per share. The same assumptions were used for the same 1999 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.745 colones per U.S. dollar. The exchange rate was fairly stable. In this environment, based on the free convertibility of colones, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa.

MAJOR CUSTOMER

The Joint Venture produced gold and silver. It sold its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


                 June 30, 2000                        March 31, 2000
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $24,920,854              $24,920,854  $24,401,376             $24,401,376

Mine
Plant
and
Equip-
ment   5,358,757   2,443,365    2,915,392    5,353,046   2,313,919   3,039,127
     ----------- -----------  -----------  -----------  ---------- -----------
     $30,279,611 $ 2,443,365  $27,836,246  $29,754,422  $2,313,919 $27,440,503
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

INVESTMENTS IN JOINT VENTURE

As of June 30, 2000, the Company's investments, including charges for interest expense to the Joint Venture, were $28,424,689 and three of the Company's subsidiaries' advances were $590,265 for a total of $29,014,954.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2000 and 1999, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                           2000             1999
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $28,424,689      $24,026,275
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      27,109,777       24,407,329
                                    -----------      -----------
Total:                               62,550,826       55,449,964
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $63,141,091      $56,040,229
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

(b)  SSGM MINING LEASE

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments. The rental charge for the period ending November 12, 2000 is $13,401.

MODESTO MINE

(a)  REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Note 7.

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

Notes payable consist of the following:          06/30/00      03/31/00
                                                 --------      --------

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 7)                             $6,217,120    $5,992,633

Other - consists primarily of
short-term notes and accrued interest
(2000, $342,229 and 1999, $307,491)
issued to creditors and others,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain parcel
of land pledged as collateral located
in El Salvador.                                  1,214,301     1,204,239
                                                ----------    ----------
                             Total:             $7,431,421    $7,196,872
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 19 years and three months, for a total of $1,880,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2000:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,165,347. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of June 30, 2000, an aggregate of $672,260, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company has not borrowed any of his shares during this first quarter. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership entered into the following agreements, and the status is reflected as of June 30, 2000.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,894,979; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On January 10, 1997, four-year stock options were issued to the related company to purchase 68,000 of the Company's restricted common shares at a price of $3.00 per share, and on July 12, 1999, two-year stock options were issued to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share.

The Company's Directors have consented and approved the following transactions which status are reflected as of June 30, 2000:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $399,824 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $266,664 for 1,778 hours of legal services rendered since July 1980. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $84,710 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------
                                              Total        Interest
                                             Advances       Charges
                                             --------      --------
Balance March 31, 2000                    $27,346,328   $13,049,585
 Fiscal quarter ended June 30, 2000         1,078,361       909,587
                                          -----------   -----------
 Total Company's net advances              28,424,689    13,959,172
 Advances by three of the Company's
  subsidiaries                                590,265             0
                                          -----------   -----------
 Total net advances as of June 30, 2000   $29,014,954   $13,959,172
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 13,888,929 shares were issued and outstanding as of June 30, 2000. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2000 or 1999.

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

c.  STOCK OPTION ACTIVITY


                                06/30/00               03/31/00
                            ------------------     ----------------
                                      Weighted             Weighted
                            Option     Average     Option   Average
                            Shares      Price      Shares    Price
                            ------      -----      ------    -----
Outstanding, beg. yr.     1,254,900     $2.19      977,400   $3.28
Granted                           0     $0.00      660,000   $0.50
Exercised                         0     $0.00     (160,000)    N/A
Forfeited                         0     $0.00            0     N/A
Expired                           0     $0.00     (222,500)    N/A
                          ---------     -----    ----------  -----
Outstanding, end of yr.   1,254,900     $2.19    1,254,900   $2.19
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of June 30, 2000, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          600,000         1.12 years              $0.63
$3.00 to $5.00         654,900         0.62 years              $3.61

d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2000, there were no shares due to other parties for shares borrowed or for interest payment.

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

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission.
As of June 30, 2000 from the 1,000,000 shares registered 181,876 were issued and there remain 818,124 unissued shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

During this fiscal year, the CGCEBA was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The Company on December 10, 1999, issued 400,000 of its common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. Subsequently, on January 26, 2000, it issued an additional 400,000 common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. The CGCEBA has sold some of these shares from time to time to meet its obligations to its El Salvadoran employees.

(11)  LITIGATION
----------------

On June 14, 2000, Commerce Group Corp.'s legal counsel filed a complaint in the State of Wisconsin, Circuit Court, Milwaukee County, Case No. 00CV004805, Money Judgment: 30301, on behalf of Ecomm Group Inc. (a 51%-owned Commerce Group Corp. subsidiary) and Commerce Group Corp., as plaintiffs, against Interactive Business Channel (IBC) and Matthew Marcus, as an individual, both of Irvine California, as defendants.

Included in this complaint were the following three causes of action:
the first cause of action was the breach of contract; the second cause of action was the breach of fiduciary duty; and the third cause of action was the rescission of the contract and return of compensation.

The plaintiffs demanded judgment against the defendants as follows:   for
actual damages in an amount to be determined at trial; for punitive damages in an amount to be determined at trial; for rescission of the transaction and return to the plaintiffs of 49% of the common stock of Ecomm Group Inc. represented by 96 common shares and for the return of 500,000 Commerce Group Corp. common shares, par value ten cents per share, issued as compensation for the services of IBC and Mr. Matthew Marcus; and for actual attorney's fees, the costs and disbursements of this action, and any further relief the Court deems equitable and just.

A copy of the said complaint was filed as Exhibit A to the Company's Securities and Exchange Commission Form 8-K on June 29, 2000.

On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business
Channel, Inc. and Mr. Matthew Marcus, as an individual.   Reference is
made to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Part II - Financial Information, Item 1. Legal Proceedings" for additional details.

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

(13)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - JUNE 30, 2000
                     PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver commodity prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining and Internet activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company should be read in conjunction with the March 31, 2000 audited consolidated financial statements and the notes thereto. The Company prepares and files its consolidated financial statements and MD&A in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("GAAP").

The following discussion provides information on the results of operations for the first quarterly periods ended June 30, 2000 and 1999 and the financial condition, liquidity and capital resources for the same period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the first quarterly period ended June 30, 2000, 1999 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the earnings and the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it lacked sufficient funds to perform a major overhaul of the mill and plant and to expand the SCMP facilities. There is also much uncertainty at this time relative to the stability of the price of gold which in the past months reflected a wide range of price fluctuations.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, and expansion of the SCMP facilities.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it was excavating from its SSGM open pit.
The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine, and the Hormiguero Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture's objectives are to have an expanded SCMP complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM.

Since the Joint Venture in 1995 commenced producing gold at the SCMP, albeit a very exiguous operation, and a forerunner of its greater goals, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions and many other factors. The combined effect of these factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses. During 1999, gold prices declined to their lowest level in over two decades.

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

CURRENT ACTIVITIES
------------------

The Company believes that IBC and/or Mr. Matthew Marcus were not meeting their contractual obligations. Therefore the Company and Ecomm decided
that they should discontinue their relationship.   On June 14, 2000 the
Company's legal counsel filed a complaint in the State of Wisconsin, Circuit Court, Milwaukee County, as plaintiffs, against IBC and Matthew Marcus (the President of IBC and Ecomm). The details of this lawsuit are explained in the Securities and Exchange Commission Form 8-K dated June 14, 2000 and filed on June 29, 2000.

On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. (IBC) and Mr. Matthew Marcus, as an individual. Reference is made to "Part II - Financial Information, Item 1. Legal Proceedings" for details.

The Company intends to remain in the Internet business and is in the process of formulating its future plans. The Company believes that a significant opportunity exists to develop and consolidate the many niches of the Internet community into a web portal. With new management it will evaluate, structure and attempt to combine Internet-related business combinations, mergers and acquisitions. Perhaps this is an ideal time for the Company to pursue its objectives as the Internet industry is going through a "shake-down" process which could mean more realistic valuations and more favorable negotiations.

LEVERAGE STRATEGIC RELATIONSHIPS
--------------------------------

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's shares presently compels it from using its shares in an exchange for an acquisition of an Internet company. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999 ON A RESTATED BASIS
------------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a very nominal profit per basic share for its first quarter period ended June 30, 2000 compared to a loss of ($79,758) or ($.0068) per share for the same period in the previous fiscal year.

The break-even status results from suspending the gold production. Gold production was suspended due to the Company's need to rehabilitate and expand the SCMP and because of the continuous decline and instability in the price of gold.

Interest expense in the sum of $251,903 was capitalized by the Joint Venture during this fiscal period compared with $211,586 for the same period in 1999.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal quarter ended June 30, 2000, the Company borrowed a sum of $234,550; $224,487 was from related parties which included cash and accrued interest; the balance of $10,063 was from unrelated parties which included cash and accrued interest.

There were no common shares issued during this fiscal period.

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

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits and cash flow from its SSGM gold
production.   It will attempt to obtain sufficient funds to assist the
Joint Venture in placing the SSGM into production as the anticipated SCMP profits (unless accumulated over a period of time) appear to be insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it may be necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture or merging with other companies.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation could produce an additional 520 ounces of gold per month. It is necessary to raise adequate funds for this operation; the amount required is dependent on the targeted daily volume. It is estimated that a sum of U.S. $15 million would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to expand the operation to 6,000 tons per day, which should produce 113,000 ounces of gold annually. The use of the $15,000,000 proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and $4,966,452 for the working capital.

In addition to the funds required for the open-pit, heap-leaching operation, the Company requires a sum of $3,000,000 to expand its existing SCMP from the present capacity of processing 200 tons per day to 500 tons per day. The use of proceeds are $2,388,000 for equipment and $612,000 for working capital. A 500-ton-per-day operation could yield up to 15,000 ounces of gold annually dependent on the grade of the gold ore. The existing depressed price of gold along with the lack of investor interest in mining stocks and the Company's low common share market price are deterrents in raising cash for these operations.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. In turn, then it can invest the funds required by the Joint Venture to continue the exploitation and development of the SSGM, for the operation of SCMP and for other necessary Company expenditures. Anticipated cash flow from the SCMP gold production may provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves should be placed on a standby basis until the price of gold is at a level to warrant the investment. These programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture these exploration costs with others.

From September 1987 through June 30, 2000, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $28,424,689 and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $29,014,954. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration of the Modesto, Hormiguero and Montemayor mines, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

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

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2000, the Company, and three of its subsidiaries, have advanced to the Joint Venture $29,014,954. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $13,959,172 through June 30, 2000. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated in the consolidated financial statements.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to maintain a status quo position from the same sources as in the past. It also will pursue a business combination, acquisition and merger program.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the mining business as it is with other companies engaged in similar businesses.

DIVIDENDS
---------

For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth, therefore it is expected that dividends will not be paid to shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

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

Item 1.   Legal Proceedings

          On June 14, 2000, Commerce Group Corp.'s legal counsel filed a complaint in the State of Wisconsin, Circuit Court, Milwaukee County, Case No. 00CV004805, Money Judgment: 30301, on behalf of Ecomm Group Inc. (a 51%-owned Commerce Group Corp. subsidiary) and Commerce Group Corp., as plaintiffs, against Interactive Business Channel (IBC) and Matthew Marcus, as an individual, both of Irvine California, as defendants.

          Included in this complaint were the following three causes of action: the first cause of action was the breach of contract; the second cause of action was the breach of fiduciary duty; and the third cause of action was the rescission of the contract and return of compensation.

          The plaintiffs demanded judgment against the defendants as
          follows:   for actual damages in an amount to be determined at
          trial; for punitive damages in an amount to be determined at trial; for rescission of the transaction and return to the plaintiffs of 49% of the common stock of Ecomm Group Inc. represented by 96 common shares and for the return of 500,000 Commerce Group Corp. common shares, par value ten cents per share, issued as compensation for the services of IBC and Mr. Matthew Marcus; and for actual attorney's fees, the costs and disbursements of this action, and any further relief the Court deems equitable and just.

          A copy of the said complaint was filed as Exhibit A to the Company's Securities and Exchange Commission Form 8-K on June 29, 2000.

          On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement (Agreement) with Interactive Business Channel, Inc. (IBC) and Mr. Matthew Marcus, as an individual to settle the disputes and differences that have arisen between IBC and Matthew Marcus, as an individual, and Commerce and Ecomm with respect to those certain agreements in writing entered into between various of the parties, the first dated January 27, 1999 ("January Agreement"), by and between Commerce and IBC, the second dated May 25, 1999 ("May Agreement"), by and among Commerce, Ecomm and IBC, which agreements were made a part of the Agreement and were incorporated by reference. The parties executed the Agreement to definitively and finally resolve such disputes and differences, and agreed to the following:

          1. IBC agreed to endorse over and deliver to Commerce share certificates for 500,000 shares of common stock of Commerce (the "Commerce shares"), restricted under Rule 144 of the Securities Act of 1933, which it has received from Commerce, pursuant to the terms and conditions of the May Agreement.

          2. IBC agreed to endorse over and deliver to Commerce share certificates for 96 shares of common stock of Ecomm (the "Ecomm shares").

          3. Commerce and Ecomm agreed to transfer 100% of their rights, title and interest in the "MyInternet.to" Web portal ("MyInternet.to") to IBC. In connection therewith:

              a. Commerce and Ecomm agreed to transfer to IBC any documents or other materials proprietary or otherwise relating to MyInternet.to in their possession and identified by IBC within five (5) business days following execution of this Agreement;

              b. Commerce and Ecomm agreed to waive any claim now or in the future to any rights, title or interest or monetary proceeds or any other benefits tangible or intangible in MyInternet.to arising from their rights, title and interest in MyInternet.to prior to the execution date of the Agreement; and

              c. IBC and Matthew Marcus agreed to assume any liabilities which have been incurred in connection with the development of MyInternet.to, to indemnify and hold Commerce and/or Ecomm harmless, and to defend Commerce and/or Ecomm against claims of third parties, together with all court costs imposed on and all attorneys' fees expended by Commerce and/or Ecomm in connection with the defense thereof.

          4. Commerce and Ecomm agreed to file a notice of voluntary dismissal of their Complaint in the action entitled ECOMM GROUP, INC. and COMMERCE GROUP CORP. vs. INTERACTIVE BUSINESS CHANNEL and MATTHEW MARCUS, Case No. 00CV004805, Money Judgment: 30301, now pending in the Circuit Court of Milwaukee, State of Wisconsin, filed against IBC and Matthew Marcus on June 14, 2000. More specifically, upon receipt of the Commerce shares and Ecomm shares, respectively, as set forth in Paragraph 2, above, Commerce and Ecomm authorized and directed their attorney, John E. Machulak, 1733 North Farwell Avenue, Milwaukee, Wisconsin 53202 to immediately execute and file a notice of voluntary dismissal in the above-referenced case.

          5. The Parties mutually agreed that, subject to the settlement provisions as set forth in Paragraphs 1-4 above, the above-mentioned January Agreement and May Agreement entered into by some or all of the parties shall be and were rescinded, terminated and cancelled as of the date of execution of the Agreement.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 23, 2000 relating to an annual meeting of shareholders to be held on October 20, 2000. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 20, 2000 for disclosure of the details.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          A Form 8-K was filed on June 29, 2000 to report the litigation described in Item 1 above.


                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  August 3, 2000          ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer

[ARTICLE] 5
[LEGEND]
March 31, 2000 Financial Statement is from an audited financial statement. June 30, 2000 Financial Statement is unaudited.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS                   YEAR                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-2001             MAR-31-2001             MAR-31-2001             MAR-31-2000
[PERIOD-END]                               JUN-30-2000             MAR-31-2000             JUN-30-2000             JUN-30-1999
[CASH]                                         231,605<F1>                 372,620<F1>                       0
                       0
[SECURITIES]                                         0                       0                       0                       0
[RECEIVABLES]                                  275,219                 275,162                       0                       0
[ALLOWANCES]                                         0                       0                       0                       0
[INVENTORY]                                  1,767,916<F2>               1,767,916<F2>                       0
                       0
[CURRENT-ASSETS]                             2,274,740               2,415,698                       0                       0
[PP&E]                                      27,836,246              27,440,503                       0                       0
[DEPRECIATION]                                       0                       0                       0                       0
[TOTAL-ASSETS]                              30,110,986              29,856,201                       0                       0
[CURRENT-LIABILITIES]                       10,485,594              10,231,272                       0                       0
[BONDS]                                              0                       0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0                       0
[PREFERRED]                                          0                       0                       0                       0
[COMMON]                                     1,388,893               1,388,893                       0                       0
[OTHER-SE]                                  18,236,499              18,236,036                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                30,110,986              29,856,201                       0                       0
[SALES]                                              0                       0                      00                       0
[TOTAL-REVENUES]                                     0                       0                  29,431                 216,190
[CGS]                                                0                       0                       0                       0
[TOTAL-COSTS]                                        0                       0                  28,968                 295,348
[OTHER-EXPENSES]                                     0                       0                       0                       0
[LOSS-PROVISION]                                     0                       0                       0                       0
[INTEREST-EXPENSE]                                   0                       0                       0                       0
[INCOME-PRETAX]                                      0                       0                     463                (79,158)
[INCOME-TAX]                                         0                       0                       0                       0
[INCOME-CONTINUING]                                  0                       0                       0                       0
[DISCONTINUED]                                       0                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0                       0
[CHANGES]                                            0                       0                       0                       0
[NET-INCOME]                                         0                       0                     463                (79,158)
[EPS-BASIC]                                          0                       0                  (.000)                  (.007)
[EPS-DILUTED]                                        0                       0                  (.000)                  (.006)

<F1>Cash includes deposits and prepaid items.
<F2>Inventory includes inventory, investments and real estate held for sale.