Form 10-Q
period 2000-09-30
COMMERCE GROUP CORP /WI/
filed 2000-11-06
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,488,929 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2000.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

              FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2000

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                      September 30, 2000    March 31, 2000
                                          (Unaudited)       (Audited)
                                         -------------    --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $   102,525       $   313,940
 Investments                                   232,068           232,068
 Accounts receivable                           275,218           275,162
 Inventories                                    67,562            67,562
 Prepaid items and deposits                     40,261            58,680
                                           -----------       -----------
  Total current assets                         717,634           947,412

Real estate (Note 5)                         1,179,836         1,179,836
Property, plant and equipment, net           3,101,587         3,039,127
Mining resources investment                 25,180,056        24,401,376
Other investments                                    0           288,450
                                           ------------      ------------
 Total assets                              $30,179,113       $29,856,201
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   492,407       $   526,449
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             6,501,074         5,992,633
 Notes and accrued interest payable to
  others (Note 6)                            1,224,605         1,204,239
 Accrued salaries                            1,929,015         1,839,015
 Accrued legal fees                            276,555           260,926
 Other accrued expenses                        417,769           408,010
                                           ------------      ------------
  Total liabilities                         10,841,425        10,231,272

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2000-none; 1999-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1 and 10)
 Issued and outstanding:
 03/31/00-13,888,929                                           1,388,893
 09/30/00-13,488,929 (Note 10)               1,348,893
Capital in excess of par value              18,168,896        18,402,346
Retained earnings (deficit)                   (180,101)         (166,310)
                                           ------------      ------------
  Total shareholders' equity                19,337,688        19,624,929
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $30,179,113       $29,856,201
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                            Three Months Ended
                              Second Quarter             Six Months Ended
                          09/30/00      09/30/99      09/30/00       09/30/99
Revenues:              ------------  ------------  ------------  -------------
 Gold sales            $         0   $   156,213   $         0   $    321,296
 Campground income          23,358        26,259        50,709         49,101
                       ------------  ------------  ------------  -------------
  Total revenues            23,358       182,472        50,709        370,397

Expenses:
Cost of gold sales               0       124,174             0        258,687
 Depreciation                    0        77,131             0        166,125
 General and adminis-
  trative                   38,792        66,312        67,760        138,153
                       ------------  ------------  ------------  -------------
  Total expenses            38,792       267,617        67,760        562,965

Other income:
 Interest income             1,180           163         3,260            191
 El Salvador added
  value tax refund               0        38,816             0         67,053
                       ------------  ------------  ------------   ------------
  Other income               1,180        38,979         3,260         67,244

Net profit (loss)          (14,254)      (46,166)       (13,791)     (125,324)
 Credit (charges)
  for income taxes               0             0              0             0
                       ------------  ------------  -------------  ------------
Net income (loss)
 after income tax
 credit (charge)       $   (14,254)  $   (46,166)  $    (13,791)  $  (125,324)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) basic        $    (.0010)  $    (.0039)  $     (.0010)  $    (.0107)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) diluted      $    (.0009)  $    (.0032)  $     (.0009)  $    (.0088)
                       ============  ============  =============  ============
Weighted av.
 common shares
 outstanding (Note 2)   13,725,541    11,731,072     13,725,541    11,731,072
                       ============  ============  =============  ============
Weighted av.
 diluted common
 shares (Note 2)        15,605,676    14,268,266     15,605,676    14,268,266
                       ============  ===========   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         THROUGH THE PERIOD ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 1998   11,039,670   $1,103,967   $16,969,724   $  320,188

Net income (loss) for
 FY March 31, 1999                                                   (90,266)

 Dir./off./employee/
  services comp.             214,234       21,423        89,962
 Payment of debt             238,123       23,812       190,779
 Cash                         85,500        8,551        37,574
                          -----------  -----------  ------------  -----------
Balances March 31, 1999   11,577,527    1,157,753    17,288,039      229,922

Net income (loss) for
 FY March 31, 2000                                                  (396,232)

 Dir./off./employee/
  services comp.           1,014,445      101,445       471,373
 Payment of debt             796,957       79,695       404,484
 Investments                 500,000       50,000       238,450
                          -----------  -----------  ------------  -----------
Balances March 31, 2000   13,888,929    1,388,893    18,402,346     (166,310)

Net income (loss) through
 the second quarter ended
 September 30, 2000                                                  (13,791)

Common shares issued through
 the second quarter ended
 September 30, 2000          100,000       10,000         5,000            0

Common shares cancelled,
 second quarter ended
 September 30, 2000         (500,000)  $  (50,000)  $  (238,450)           0
                          -----------  -----------  ------------  -----------

Balance September 30,     13,488,929   $1,348,893   $18,168,896   $  180,101
 2000                     ===========  ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                            09/30/00       09/30/99
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (13,791)   $  (125,324)
ADJUSTMENTS TO RECONCILE                  -----------   ------------
 NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING
 ACTIVITIES:
Depreciation                                       0        166,125
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                    (56)         8,160
 Decrease (increase) in investments          288,450       (220,486)
 Decrease (increase) in inventories                0         16,322
 Decrease (increase) in prepaid items
  and deposits                                18,419          6,789
 Increase (decrease) in accounts
  payable and accrued liabilities            (33,083)       255,530
 Increase (decrease) in director fees          8,800          8,800
 Increase (decrease) in accrued salaries      90,000         90,000
 Increase (decrease) in accrued legal fees    15,629         44,435
                                          -----------   ------------
 Total adjustments                           388,159        375,675
 Net cash provided by (used in)           -----------   ------------
  operating activity                         374,368        250,351

INVESTING ACTIVITIES:
 Investment in mining resources             (841,140)    (1,130,512)
                                          -----------   ------------
 Net cash used in investing activities      (841,140)    (1,130,512)

FINANCING ACTIVITIES:
 Net borrowings                              528,807        556,291
 Common stock issued                        (273,450)       271,910
Net cash provided by (used in)            -----------   ------------
 financing activities                        255,357        828,201

Net increase (decrease) in cash
 and cash equivalents                       (211,415)       (51,960)
Cash - beg. of year                          313,940         61,821
                                          -----------   ------------
Cash - end of fiscal period               $  102,525    $     9,861
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information for the second quarterly periods ended September 30, 2000 and 1999:

1.   The following amounts of accrued interest expense were capitalized:
     $516,529 (2000) and $436,192 (1999).

2. There was no interest expense paid in cash for the quarterly periods in 2000 and 1999.

3. The Company paid no income taxes during the quarterly 2000 or 1999 periods.

4. The investment consists of precious stones which are stated at the lower of cost or market value.

5. Accounts receivable include $250,560 due from an affiliate which will be offset by $220,106 due to an affiliate and the balance of $24,658 is due from others.

6. Inventory consists of gold bullion valued at market value and consumable items used to process precious metals which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the second quarterly periods ended September 30:

1. The Company issued the following common shares for the values shown for services rendered:


                         Shares      Value
                        -------   --------
                2000    100,000   $ 15,000
                1999    405,800   $235,100


2. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $114,429 in 2000 and $143,235 in 1999.

3. Non-cash equipment financing activities were none for 2000 and none for 1999.

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        Notes to the Unaudited Consolidated Financial Statements
                          September 30, 2000


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

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing several separate programs: it did produce gold on a start-up (not full production) basis, and recently it has temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site; the second program is to begin its open-pit, heap-leaching process on the SSGM site, upon receipt of adequate funds; the third program is to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves; and the fourth program is to explore the potential of other gold mine exploration prospects identified as the San Felipe-El Potosi Mine, and its extension the El Capulin Mine, and the Hormiguero Mine, all located in El Salvador, Central America. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its exploration, exploitation and development operations.

     The Company on January 29, 1999, announced its plans to diversify by having (at that time) its wholly-owned subsidiary, Ecomm Group Inc. ("Ecomm"), enter into the web portal business. Ecomm's objective was and still is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) had agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses.

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

     There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology businesses. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will be able to attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of September 30, 2000, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through September 30, 2000 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of September 30:

                                                   2000       1999
                                                   ----       ----
Gold in process (1) (Stated at market value)     $28,000    $ 77,608
Materials and supplies (Stated at cost)           39,562      62,492
                                                 -------    --------
                                                 $67,562    $140,100
                                                 =======    ========

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense includes the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate most of its fixed assets.

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

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of the net cash flows expected to be generated from its mining properties.

DEFERRED FINANCIAL COSTS

Costs incurred to obtain debt financing are capitalized and amortized over the life of the debt facilities using the effective interest method.

INTEREST CAPITALIZATION

Interest costs are capitalized as part of the historical cost of facilities and equipment, if material.

INCOME TAXES

The Company files a consolidated Federal Income Tax return with its subsidiaries (See Note 9).

COMPREHENSIVE INCOME

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company believes that it has no material items of other comprehensive income in any period presented in the accompanying financial statements.

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of the fiscal year.

If on September 30, 2000, 1,254,900 option shares, and the 625,235 stock rights are added to the weighted number of shares which amount to 13,725,541 common shares issued and outstanding, the total number of fully diluted shares would amount to 15,605,676. The income or loss per share for this period ended September 30, 2000 would then be $(.0009) cents per share. The same assumptions were used for the same 1999 fiscal period.

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

(3) PROPERTY, PLANT, EQUIPMENT, NET AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


             September 30, 2000                        March 31, 2000
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $25,180,056              $25,180,056  $24,401,376             $24,401,376

Mine
Plant
and
Equip-
ment   5,545,697   2,444,110    3,101,587    5,353,046   2,313,919   3,039,127
     ----------- -----------  -----------  -----------  ---------- -----------
     $30,725,753 $ 2,444,110  $28,281,643  $29,754,422  $2,313,919 $27,440,503
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

(4) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")
---------------------------------------------------

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed to explore, exploit, research, and develop adequate gold reserves. Sanseb produced gold from the SSGM from 1972 through February 1978.

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

INVESTMENTS IN JOINT VENTURE

As of September 30, 2000, the Company's investments, including charges for interest expense to the Joint Venture, were $29,579,248 and three of the Company's subsidiaries' advances were $590,265 for a total of $30,169,513.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2000 and 1999, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2000             1999
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $29,579,247      $24,996,078
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      27,903,206       25,032,811
                                    -----------      -----------
Total:                               64,498,813       57,045,249
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $65,089,078      $57,635,514
                                    ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture is also engaged in the exploration and the expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and it is erecting its cone crushing system.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colo-nes" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

(c)  MINERAL CONCESSION

On July 23, 1987, the Government of El Salvador granted and delivered to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. The concession was pledged as collateral for loans made by related parties. (Note 7)

Effective February 1996, the Government of El Salvador passed a law which requires mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. The Company, in compliance with the new law, has, or will file its applications for all of the mining concessions in which it has an interest.

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The basic annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments. The rental charge for the period ending November 12, 2000 is $13,401.

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


(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

Notes payable consist of the following:          09/30/00      03/31/00
                                                 --------      --------

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 7)                             $6,501,074    $5,992,633

Other - consists primarily of
short-term notes and accrued interest
(September 30, 2000, $362,646 and
September 30, 1999, $325,757)
issued to creditors and others,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain parcel
of land pledged as collateral located
in El Salvador.                                  1,224,605     1,204,239
                                                ----------    ----------
                             Total:             $7,725,679    $7,196,872
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 19 years and six months, for a total of $1,921,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2000:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,311,207. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of September 30, 2000, an aggregate of $699,736, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On August 14, 2000, the Directors, in order to reduce corporate debt and to provide liquidity, authorized the Officers of the Company to sell to the President's RIRA, a total of 600,000 of the Company's restricted common shares at a price of twenty-five cents a share (the market price during the period of April 1, 2000 through August 14, 2000 ranged from a low of $.16 to a high of $.50 per share). The payment for these shares will be made by a reduction of $150,000 of the debt owed to the RIRA. In addition, the Directors authorized the Officers of the Company to negotiate the sale of its non-income producing asset (all of the precious stones and jewelry) to the ELM RIRA at the Company's book value of $172,100, which payment will reduce the amount due to the ELM RIRA.
Also, the Directors acknowledged that as of March 31, 2000, 19 months of vacation pay was due to the President.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company received all of the net cash proceeds from the sale or from the pledge of these shares. The Company has not borrowed any of his shares during this first six-month period.
It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, o pen-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2000.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,985,793; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On January 10, 1997, four-year stock options were issued to the related company to purchase 68,000 of the Company's restricted common shares at a price of $3.00 per share, and on July 12, 1999, two-year stock options were issued to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its low-income producing asset, the Standing Rock Campground (SRC), to GLSCO in exchange for a reduction of $1,249,050 of the debt owed to GLSCO. The agreement has a condition that if SRC were sold by GLSCO to an unrelated third party during a period of one year for a sum exceeding GLSCO's purchase price, the difference, after taking into account all selling expenses, would be applied to reduce the balance of GLSCO's promissory note. In the event the selling price to a third party were less than GLSCO's purchase price, then an addition would be made to the existing balance of GLSCO's promissory note. Also, adjustments would be made for the interest due to GLSCO during this period of time.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2000:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $416,166 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its non-income producing assets to the Sylvia Machulak Rollover Retirement Account (SM RIRA) in exchange for the reduction of debt owed to the SM RIRA. It was agreed to sell to the SM RIRA, 43 parcels of land located in the San Luis North Estates Subdivision for a sum of $64,500, 12 lots consisting of approximately one acre located in Fort Garland, Colorado for the sum of $6,000 and 250,000 of the Company's restricted common shares at a price of $.25 a share or $62,500.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $276,555 for 1,844 hours of legal services rendered from July 1980 through August 31, 2000. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $88,172 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                              Total        Interest
                                             Advances       Charges
                                             --------      --------
Balance March 31, 2000                    $27,346,328   $13,049,585
 Fiscal second quarter
 ended September 30, 2000                   2,232,920     1,889,742
                                          -----------   -----------
 Total Company's net advances              29,579,248    14,939,327
 Advances by three of the Company's
  subsidiaries                                590,265             0
                                          -----------   -----------
 Total net advances as of
  September 30, 2000                      $30,169,513   $14,939,327
                                          ===========   ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At March 31, 2000, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $4,580,120 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2015.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 13,488,929 shares were issued and outstanding as of September 30, 2000. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2000 or 1999.

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

c.  STOCK OPTION ACTIVITY


                                09/30/00               03/31/00
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
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of September 30, 2000, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          600,000         .8708 years             $0.63
$3.00 to $5.00         654,900         .3675 years             $3.61


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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2000, there were no shares due to other parties for shares borrowed or for interest payment.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed from the lender 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $524,013. The lender had, until January 15, 2000, the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,845 of the Company's restricted common shares or in lieu of the 125,300 shares borrowed from the non-related, publicly-held corporation, may accept payment in the form of a total of 625,595 of the Company's restricted common shares. On January 15, 2000, via written correspondence, the lender exercised his option to accept the 560,750 Commerce Group Corp. restricted common shares in full payment for the Company's outstanding obligation. In order to issue the Company's restricted common shares, the Company and its transfer agent require investment letter agreements which were delivered to the lender on January 24, 2000. After the Company received the executed investment letter agreements, it caused its transfer agent on October 23, 2000 to issue the 625,595 restricted common shares due to the lender.

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission.
As of September 30, 2000 from the 1,000,000 shares registered 281,876 were issued and there remain 718,124 unissued shares.

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

On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. and Mr. Matthew Marcus, as an individual. A notice of dismissal was subsequently filed with the Circuit Court of Milwaukee County, State of Wisconsin on August 4, 2000. Reference is made to "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Part II - Financial Information, Item 1. Legal Proceedings" for additional details.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

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

The following discussion provides information on the results of operations for the second quarterly periods ended September 30, 2000 and 1999 and the financial condition, liquidity and capital resources for the same period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the second quarterly period ended September 30, 2000, 1999 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the earnings and the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

THE INTERNET BUSINESS
---------------------

HISTORICAL SYNOPSIS

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective was and still is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Interactive Business Channel, Inc. (IBC) had agreed to assist Ecomm in developing an "Internet web portal roll-up strategy" by acquiring Internet businesses. In this connection, the President of IBC, Matthew Marcus, was elected as the President of Ecomm.

Ecomm had been developing its new MyInternet.to web portal since January 1999. On July 26, 1999, the Company announced that Ecomm launched the site at http://www.myinternet.to.

Since July 1999, Ecomm's MyInternet.to web portal had been tested, marketed, and updated to maximize its market share on the Internet. The website had a static link to the highly trafficked http://www.ibchannel.com website.

MyInternet.to had implemented a broad reaching affiliate program through Linkshare.com which should have enabled it to derive revenues from affiliate agreements with small and large Internet websites. In addition, these affiliations should have drawn more traffic and interest to this site. Such websites included Yahoo Travel, Audio Book Club, JC Penney, Dell, and many, many more.

MyInternet.to had been designed as a platform to take advantage of new opportunities to derive financial benefit for Ecomm from the implementation and integration of new Internet technologies, mergers, and acquisitions.

CURRENT ACTIVITIES
------------------

The Company believes that IBC and/or Mr. Matthew Marcus were not meeting their contractual obligations. Therefore the Company and Ecomm decided
that they should discontinue their relationship.   On June 14, 2000 the
Company's legal counsel filed a complaint in the State of Wisconsin, Circuit Court, Milwaukee County, as plaintiffs, against IBC and Matthew Marcus (the President of IBC and Ecomm). The details of this lawsuit were explained in the Securities and Exchange Commission Form 8-K dated June 14, 2000 and filed on June 29, 2000.

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

RESULTS OF OPERATION FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999 ON A RESTATED BASIS
--------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a very nominal loss of ($13,791) or ($.0010) per basic share during its second quarter period ended September 30, 2000 compared to a loss of ($125,324) or ($.0107) per basic share for the same six-month period in the previous fiscal year.

The almost break-even status results from suspending the gold production. Gold production was suspended due to the Company's need to rehabilitate and expand the SCMP and because of the continuous decline and instability in the price of gold.

Interest expense in the sum of $516,529 was capitalized by the Joint Venture during this fiscal period compared with $436,192 for the same period in 1999.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this six-month period ended September 30, 2000, the Company borrowed a sum of $528,808; $508,441 was from related parties; the balance of $20,367 was from unrelated parties which included cash and accrued interest.

During this period, the 500,000 common shares, ten cents par value, that were issued to Interactive Business Channel, Inc. were returned to the transfer agent for cancellation. In addition, 100,000 common shares, ten cents par value, were issued for consulting services.

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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation could produce an additional 1,440 ounces of gold per month. It is necessary to raise adequate funds for this operation; the amount required is dependent on the targeted daily volume. It is estimated that a sum of U.S. $15 million would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to expand the operation to 6,000 tons per day, which should produce 113,000 ounces of gold annually. The use of the $15,000,000 proceeds is as follows: $7,000,000 for mining equipment and a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and $4,966,452 for the working capital.

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

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. In turn, then it can invest the funds required by the Joint Venture to continue the exploitation and development of the SSGM, to commence and operate an open-pit, heap-leaching operation at the SSGM, for the operation of SCMP, and for other necessary Company expenditures. Anticipated cash flow from the SCMP gold production may provide a limited amount of cash for corporate purposes. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves should be placed on a standby basis until the price of gold is at a level to warrant the investment. These programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture these exploration costs with others.

From September 1987 through September 30, 2000, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $29,579,248 and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $30,169,513. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration of the Modesto, Hormiguero and Montemayor mines, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

The Joint Venture employed through January 31, 2000 approximately 300 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It now employs less than 40 persons of which there are 20 employees retained to provide around-the-clock security at the SCMP premises. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture was the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2000, the Company, and three of its subsidiaries, have advanced to the Joint Venture $30,169,513. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $14,939,327 through September 30, 2000. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated in the consolidated financial statements.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain ad equate financing to maintain a status quo position from the same sources as in the past. It also will pursue a business combination, acquisition and merger program.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - SEPTEMBER 30, 2000
                      PART II - FINANCIAL INFORMATION


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

          4. Commerce and Ecomm did file in the Circuit Court of Milwaukee County, State of Wisconsin, a notice of dismissal of their Complaint in the action entitled ECOMM GROUP, INC. and COMMERCE GROUP CORP. vs. INTERACTIVE BUSINESS CHANNEL and MATTHEW MARCUS, Case No. 00CV004805, Money Judgment:
              30301 on August 4, 2000, and the Parties mutually agreed that, subject to the settlement provisions as set forth above, the above-mentioned January Agreement and May Agreement entered into by some or all of the parties shall be and were rescinded, terminated and cancelled as of the date of execution of the Agreement.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 20, 2000, the Company held its annual meeting of shareholders. The shareholders voted affirmatively on the following three items at the meeting:

          Proposal I was the election of one Class II Director of the
          Company: Edward A. Machulak was elected as a Class II Director for a term of three years expiring at the annual meeting of shareholders to be held in the year of 2003. The proposal electing Edward A. Machulak passed with votes of 12,083,163 in favor of the proposal; 203,677 votes withheld authority.

          Proposal II was to ratify the appointment of Bruce Michael Redlin, C.P.A., LLC as the Company's independent public accountant for its fiscal year ended March 31, 2001. The proposal passed with 12,098,369 votes in favor of the proposal; 132,633 votes were against the proposal and 55,838 votes abstained.

          There was a proposal from the floor to ratify the acts of the Directors and Officers, including all related party transactions. The proposal passed with 12,286,840 votes in favor of the proposal and none against it.

Item 5.   Other Information

           None.

Item 6.   Reports on Form 8-K

          None.


                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  October 31, 2000        ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer