Form 10-Q
period 2000-12-31
COMMERCE GROUP CORP /WI/
filed 2001-01-31
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,984,524 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2000.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

              FOR THE THIRD QUARTER ENDED DECEMBER 31, 2000

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2000.


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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS

                                          Dec. 31, 2000    March 31, 2000
                                           (Unaudited)        (Audited)
                                           -----------       -----------


                               ASSETS
                               ------
Current assets
 Cash                                      $    32,004       $   313,940
 Investments                                   232,068           232,068
 Accounts receivable                           275,218           275,162
 Inventories                                    67,562            67,562
 Prepaid items and deposits                     51,772            58,680
                                           -----------       -----------
  Total current assets                         658,624           947,412

Real estate (Note 5)                         1,179,836         1,179,836
Property, plant and equipment, net           3,107,295         3,039,127
Mining resources investment                 26,079,700        24,401,376
Other investments                                    0           288,450
                                           ------------      ------------
 Total assets                              $31,025,455       $29,856,201
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   482,966       $   526,449
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             6,587,882         5,992,633
 Notes and accrued interest payable to
  others (Note 6)                              710,895         1,204,239
 Accrued salaries                            2,235,265         1,839,015
 Accrued legal fees                            306,471           260,926
 Other accrued expenses                        628,239           408,010
                                           ------------      ------------
  Total liabilities                         10,951,718        10,231,272

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2000-none; 1999-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Notes 1 and 10)
 Issued and outstanding:
 03/31/00-13,888,929                                           1,388,893
 12/31/00-14,984,524 (Note 10)               1,498,452
Capital in excess of par value              18,760,849        18,402,346
Retained earnings (deficit)                   (185,564)         (166,310)
                                           ------------      ------------
  Total shareholders' equity                20,073,737        19,624,929
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $31,025,455       $29,856,201
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED DECEMBER 31  (UNAUDITED)



                         Three Months Ended
                           Third Quarter               Nine Months Ended
                       12/31/00       12/31/99      12/31/00       12/31/99
                    ------------   ------------  ------------  -------------
Revenues:
 Gold sales         $         0    $    92,984   $         0   $    414,280
 Campground income       17,022         13,811        67,731         62,912
                    ------------   ------------  ------------  -------------
  Total revenues         17,022        106,795        67,731        477,192

Expenses:
 Cost of gold sales $         0    $   124,970   $         0   $    383,657
 Depreciation                 0         77,184             0        243,309
 General, adminis-
  trative and camp-
  ground expense         22,885         37,567        90,645        175,720
                    ------------   ------------  ------------  -------------
 Total Expenses          22,885        239,721        90,645        802,686

Other income:
 Miscellaneous
  income            $       400    $         0   $     3,660   $        191
 El Salvador added
  value tax refund            0          6,908             0         73,961
                    ------------   ------------  ------------  -------------
  Other income              400          6,908         3,660         74,152

Net profit (loss)   $    (5,463)   $  (126,018)  $   (19,254)  $   (251,342)
 Credit (charges)
  for income taxes            0              0             0              0
                    ------------   ------------  ------------  -------------
Net income (loss)
 after income tax
 credit (charge)    $    (5,463)   $  (126,018)  $   (19,254)  $   (251,342)
                    ============   ============  ============  =============
Net income (loss)
 per share (Note 2)
 basic              $    (.0004)   $    (.0106)  $    (.0014)  $     (.0211)
                    ============   ============  ============  =============
Net income (loss)
 per share (Note 2)
 diluted            $    (.0004)   $    (.0088)  $    (.0013)  $     (.0176)
                    ============   ============  ============  =============
Weighted av. common
 shares outstanding
 (Note 2)            13,884,717     11,896,415    13,884,717     11,896,415
                    ============   ============  ============  =============
Weighted av. diluted
 common shares
 (Note 2)            14,922,717     14,320,152    14,922,717     14,320,152
                    ============   ============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          THROUGH THE PERIOD ENDED DECEMBER 31, 2000 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 1998   11,039,670   $1,103,967   $16,969,724   $  320,188

Net income (loss) for
 FY March 31, 1999                                                   (90,266)

 Dir./off./employee/
  services comp.             214,234       21,423        89,962
 Payment of debt             238,123       23,812       190,779
 Cash                         85,500        8,551        37,574
                          -----------  -----------  ------------  -----------
Balances March 31, 1999   11,577,527    1,157,753    17,288,039      229,922

Net income (loss) for
 FY March 31, 2000                                                  (396,232)

 Dir./off./employee/
  services comp.           1,014,445      101,445       471,373
 Payment of debt             796,957       79,695       404,484
 Investments                 500,000       50,000       238,450
                          -----------  -----------  ------------  -----------
Balances March 31, 2000   13,888,929    1,388,893    18,402,346     (166,310)

Net income (loss) through
 the third quarter ended
 December 31, 2000                                                   (19,254)

Common shares issued through
 the third quarter ended
 December 31, 2000         1,595,595      159,559       596,953            0

Common shares cancelled,
 third quarter ended
 December 31, 2000          (500,000)  $  (50,000)  $  (238,450)           0
                          -----------  -----------  ------------  -----------

Balances December 31,     14,984,524   $1,498,452   $18,760,849   $ (185,564)
 2000                     ===========  ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)



                                         12/31/00           12/31/99
                                      ------------       ------------
OPERATING ACTIVITIES:
 Net income (loss)                    $   (19,254)       $  (251,342)
                                      ------------       ------------
ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO NET
 CASH USED IN OPERATING ACTIVITIES:
Depreciation                                    0            243,309
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                 (56)            66,600
 Decrease (increase) in investments             0           (135,886)
 Decrease (increase) in inventories             0             38,621
 Decrease (increase) in prepaid
  items and deposits                        6,908             (2,513)
 Increase (decrease) in accounts
  payable and accrued liabilities         176,746            345,046
 Increase (decrease) in accrued
  salaries                                396,250            135,000
 Increase (decrease) in accrued
  legal fees                               45,545             57,494
                                      ------------       ------------
 Total adjustments                        625,393            747,671
                                      ------------       ------------
 Net cash provided by (used in)
  operating activity                      606,139            496,329

INVESTING ACTIVITIES:
 Investment in mining resources        (1,746,492)        (1,637,801)
 Investment - other                       288,450           (288,450)
                                      ------------       ------------
 Net cash used in investing
  activities                           (1,458,042)        (1,926,251)

FINANCING ACTIVITIES:
 Net borrowings                           101,905            843,804
 Common stock issued                      468,062            526,242
                                      ------------       ------------
Net cash provided by (used in)
 financing activities                     569,967          1,370,046

Net increase (decrease) in cash
 and cash equivalents                    (281,936)           (59,876)
Cash - beg. of year                       313,940             61,821
                                      ------------       ------------
Cash - end of year                    $    32,004        $     1,945
                                      ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information for the third quarterly periods ended December 31, 2000 and 1999:

1.   The following amounts of accrued interest expense were capitalized:
     $789,931 (2000) and $672,410 (1999).

2. There was no interest expense paid in cash for the quarterly periods in 2000 and 1999.

3. There are no income taxes due for the quarterly 2000 or 1999 periods.

4. The investment consists of precious stones which are stated at the lower of cost or market value.

5. The accounts receivable of $275,218 include $250,560 due from an affiliate which will be offset by $220,106 due to the same affiliate.

6. Inventory consists of gold bullion valued at market value and consumable items used to process precious metals which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities through the third quarterly periods ended December 31:

1. The Company issued the following common shares for the values shown for services rendered:


                         Shares      Value
                        -------   --------
                2000    120,000   $ 20,000
                1999    406,800   $153,275

2. Other non-cash items were for the unpaid salary, legal and director fees which amounted to $454,995 in 2000 and $205,693 in 1999.

3. Non-cash equipment financing activities were none for 2000 and none for 1999.



The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000


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

     As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until the price of gold is higher.

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing separate programs. It did produce gold on a start-up (not full production) basis, and recently it has temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site. It plans to begin its open-pit, heap-leaching process on the SSGM site upon receipt of adequate funds. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. In addition, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture continues its exploration, exploitation and development operations.

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

     On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. and Mr. Matthew Marcus, as an individual. Reference is made to the Company's Securities and Exchange Commission Form 10-Q filing for the quarterly period ended September 30, 2000, in "Item
     2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and in "Part II - Financial Information, Item
     1. Legal Proceedings" for a complete description of a lawsuit that has been settled in favor of the Company.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of December 31, 2000, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through December 31, 2000 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

ACCOUNTS RECEIVABLE

The accounts receivable account primarily consists of the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse) which will be offset for the rental charges by the Joint Venture.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated.

INVENTORY

Inventories consist of the following as of December 31:


                                                   2000       1999
                                                   ----       ----
Gold in process (1) (Stated at market value)     $28,000    $ 75,324
Materials and supplies (Stated at cost)           39,562      42,477
                                                 -------    --------
                                                 $67,562    $117,801
                                                 =======    ========

(1) Includes all direct and indirect costs of mining, crushing, processing and mine site overhead expenses.

DEFERRED MINING COSTS

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses and will write off these cumulative costs on a units of production method at such time as it begins producing gold derived from the virgin gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives of five to ten years. Depreciation and amortization expense include the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate most of its fixed assets.

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

If on December 31, 2000, 1,038,000 option shares were added to the weighted number of shares which amount to 13,884,717 common shares issued and outstanding, the total number of fully diluted shares would amount to 14,922,717. The income or loss per share for this period ended December 31, 2000 would then be $(.0014) cents per share. The same assumptions were used for the same 1999 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.745 colones per U.S. dollar. The exchange rate was fairly stable. In this environment, based on the free convertibility of colones, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa. As of January 1, 2001, El Salvador has adopted the U.S. dollar system and pegged the exchange rate at 8.75 colones to one U.S. dollar.

MAJOR CUSTOMER

The Joint Venture produced gold and silver. It sold its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.


(3) PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCE INVESTMENTS
-------------------------------------------------------------------

The following is a summary of the plant, equipment, and of the mining resources investment and development costs:


              December 31, 2000                        March 31, 2000
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $26,079,700              $26,079,700  $24,401,376             $24,401,376

Property,
Plant
and
Equip-
ment   5,552,150   2,444,855    3,107,295    5,353,046   2,313,919   3,039,127
     ----------- -----------  -----------  -----------  ---------- -----------
     $31,631,850 $ 2,444,855  $29,186,995  $29,754,422  $2,313,919 $27,440,503
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of four to seven years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand these facilities, no depreciation is being recorded.

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

INVESTMENTS IN JOINT VENTURE

As of December 31, 2000, the Company's investments, including charges for interest expense to the Joint Venture, were $31,257,818 and three of the Company's subsidiaries' advances were $590,265 for a total of $31,848,083.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2000 and 1999, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2000             1999
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $31,257,818      $26,131,651
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      28,719,856       25,690,540
                                    -----------      -----------
Total:                               66,994,034       58,838,551
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $67,584,299      $59,428,816
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

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The basic annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments. The adjusted rental charge for the period ending November 12, 2001 is $16,331.

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

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company and its subsidiaries own a 331-acre campground located in the Lake of the Ozarks, Camden County, Missouri; 40 lots in the San Luis North Estates Subdivision, Costilla County, Colorado; and 12 lots in the city of Fort Garland, Costilla County, Colorado. Misanse owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or
leases in El Salvador are as follows:   the Company owns approximately 63
acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

Notes payable consist of the following:          12/31/00      03/31/00
                                                 --------      --------

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 7)                             $6,587,882    $5,992,633

Other - consists primarily of
short-term notes and accrued interest
(December 31, 2000, $372,949 and
December 31, 1999, $336,137)
issued to creditors and others,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain parcel
of land pledged as collateral located
in El Salvador.                                    710,895     1,204,239
                                                ----------    ----------
                             Total:             $7,298,777    $7,196,872
                                                ==========    ==========


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 19 years and nine months, including vacation pay, for a total of $2,224,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2000:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,470,081. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of December 31, 2000, an aggregate of $576,715, including accrued interest, from the Company's President's Rollover Individual Retirement Account (RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On August 14, 2000, the Directors, in order to reduce corporate debt and to provide liquidity, authorized the Officers of the Company to sell to the President's RIRA, a total of 600,000 of the Company's restricted common shares at a price of twenty-five cents a share (the market price during the period of April 1, 2000 through August 14, 2000 ranged from a low of $.16 to a high of $.50 per share). The payment for these shares will be made by a reduction of $150,000 of the debt owed to the RIRA. In addition, the Directors authorized the Officers of the Company to attempt to negotiate the sale of its non-income producing asset (all of the precious stones and jewelry) to the ELM RIRA at the Company's book value of $172,100, which payment would reduce the amount due to the ELM RIRA. On December 7, 2000, to provide the ELM RIRA liquidity, it purchased 600,000 of the Company's restricted common shares, at a cost of $.25 per share, pursuant to a Director-approved resolution adopted on August 14, 2000. Also, the Directors acknowledged that as of March 31, 2000, 19 months of vacation pay was due to the President, and this transaction was recorded on the Company's records during the third quarter.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company has not borrowed any of his shares during this nine-month period. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2000.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,079,306; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On January 10, 1997, four-year stock options were issued to the related company to purchase 68,000 of the Company's restricted common shares at a price of $3.00 per share, and on July 12, 1999, two-year stock options were issued to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its low-income producing asset, the Standing Rock Campground (SRC), to GLSCO in exchange for a reduction of $1,249,050 of the debt owed to GLSCO. The agreement has a condition that if SRC were sold by GLSCO to an unrelated third party during a period of one year for a sum exceeding GLSCO's purchase price, the difference, after taking into account all selling expenses, would be applied to reduce the balance of GLSCO's promissory note. In the event the selling price to a third party would be less than GLSCO's purchase price, then an addition would be made to the existing balance of GLSCO's promissory note. Also, adjustments would be made for the interest due to GLSCO during this period of time. This transaction was consummated.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2000:

The President's wife's Rollover Individual Retirement Account (RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $370,004 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its non-income producing assets to the Sylvia Machulak Rollover Retirement Account (SM RIRA) in exchange for the reduction of debt owed to the SM RIRA. It was agreed to sell to the SM RIRA, 43 parcels of land located in the San Luis North Estates Subdivision for a sum of $64,500, 12 lots consisting of approximately one acre located in Fort Garland, Colorado for the sum of $6,000 and 250,000 of the Company's restricted common shares at a price of $.25 a share or $62,500. Pursuant to a Directors' resolution adopted on August 14, 2000, the following transactions were concluded: on December 7, 2000, the SM RIRA purchased 250,000 of the Company's restricted common shares at a price of $.25 a share, and on October 3, 2000 the SM RIRA consummated the purchase of the Costilla County parcels of land as described above.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through November 30, 2000 or 74 months at $2,800 a month. This transaction was recorded on the Company's records during this quarter as an accrual.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $306,471 for 1,857 hours of legal services rendered from July 1980 through November 30, 2000. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $91,777 which bears interest at an annual rate of 16% payable monthly.

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


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                              Total        Interest
                                             Advances       Charges
                                             --------      --------
Balance March 31, 2000                    $27,346,328   $13,049,585
 Fiscal third quarter
 ended December 31, 2000                    3,911,490     2,909,363
                                          -----------   -----------
 Total Company's net advances              31,257,818    15,958,948
 Advances by three of the Company's
  subsidiaries                                590,265             0
                                          -----------   -----------
 Total net advances as of
  December 31, 2000                       $31,848,083   $15,958,948
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 14,984,524 shares were issued and outstanding as of December 31, 2000. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2000 or 1999.

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

c.  STOCK OPTION ACTIVITY


                                12/31/00               03/31/00
                            ------------------     ----------------
                                      Weighted             Weighted
                            Option     Average     Option   Average
                            Shares      Price      Shares    Price
                            ------      -----      ------    -----
Outstanding, beg. yr.     1,254,900     $2.19      977,400   $3.28
Granted                           0     $0.00      660,000   $0.50
Exercised                         0     $0.00     (160,000)    N/A
Forfeited                         0     $0.00            0     N/A
Expired                    (216,900)    $0.00     (222,500)    N/A
                          ---------     -----    ----------  -----
Outstanding, end of yr.   1,038,000     $2.03    1,254,900   $2.19
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of December 31, 2000, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          570,000         .7447 years             $0.53
$3.00 to $5.00         468,000         .3836 years             $3.85

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2000, there were no shares due to other parties for shares borrowed or for interest payment.

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

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission.
As of December 31, 2000 from the 1,000,000 shares registered 301,876 were issued and there remain 698,124 unissued shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The Company on December 10, 1999, issued 400,000 of its common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. Subsequently, on January 26, 2000, it issued an additional 400,000 common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. The CGCEBA has sold some of these shares from time to time to meet its obligations to its El Salvadoran employees.

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

The plaintiffs demanded judgment against the defendants as follows:   for
actual damages in an amount to be determined at trial; for punitive damages in an amount to be determined at trial; for rescission of the transaction and return to the plaintiffs of 49% of the common stock of Ecomm Group Inc. represented by 96 common shares and for the return of 500,000 Commerce Group Corp. common shares, par value ten cents per share, issued as compensation for the services of IBC and Mr. Matthew Marcus; and for actual attorney's fees, the costs and disbursements of the action, and any further relief the Court deemed equitable and just.

A copy of the said complaint was filed as Exhibit A to the Company's Securities and Exchange Commission Form 8-K on June 29, 2000.

On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. and Mr. Matthew Marcus, as an individual. A notice of dismissal was subsequently filed with the Circuit Court of Milwaukee County, State of Wisconsin on August 4, 2000. Reference is made to the Company's Securities and Exchange Commission Form 10-Q filing for the quarterly period ended September 30, 2000, in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and in "Part II - Financial Information, Item 1. Legal Proceedings" for a complete description of a lawsuit that has been settled in favor of the Company.

(12) CONTINGENCIES
------------------

Based upon current knowledge, the Company believes that it is in compliance with environmental laws and regulations that are currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - DECEMBER 31, 2000
                      PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

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

The following discussion provides information on the results of operations through the third quarterly periods ended December 31, 2000 and 1999 and the financial condition, liquidity and capital resources for the same period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the third quarterly period ended December 31, 2000, 1999 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. In this report, these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the earnings and the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained currently by a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it lacked sufficient funds to perform a major overhaul of the mill and plant and to expand the SCMP facilities. There is also much uncertainty at this time relative to the decline in the price of gold.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, and expansion of the SCMP facilities.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it was excavating from its SSGM open pit.
The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It is exploring the potential of the other gold mine prospect identified as the San Felipe-El Potosi Mine. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the submission of an application for a concession (license) on the property it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

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

Since the Joint Venture in 1995 commenced producing gold at the SCMP, albeit a very exiguous operation, and a forerunner of its greater goals, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which are beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions and many other factors. The combined effect of these factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses. During 1999, gold prices declined to their lowest level in over two decades and presently the price of gold continues to be low. The Company intends to pursue a business combination, acquisition and/or merger program while it is attempting to obtain funds for the purpose of enhancing the shareholders' value.

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

On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. (IBC) and Mr. Matthew Marcus, as an individual. Reference is made to "Part II - Financial Information, Item 1. Legal Proceedings" of the Company's September 30, 2000 Form 10-Q filing for details.

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

RESULTS OF OPERATION FOR THE THIRD QUARTER ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999 ON A RESTATED BASIS
-------------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a very nominal loss of ($19,254) or ($.0014) per basic share during its third quarter period ended December 31, 2000 compared to a loss of ($126,018) or ($.0106) per basic share for the same nine-month period in the previous fiscal year.

The almost break-even status results from suspending the gold production. Gold production was suspended due to the Company's need to rehabilitate and expand the SCMP and because of the continuous decline and instability in the price of gold.

Interest expense in the sum of $789,931 was capitalized by the Joint Venture during this fiscal period compared with $672,410 for the same period in 1999.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this nine-month period ended December 31, 2000, the Company, in keeping with its Directors' August 14, 2000 resolution to reduce debt, did reduce its notes payable. It will reduce its debt when it records the sale of its Standing Rock Campground to General Lumber & Supply Co., Inc.

During this period, the 500,000 common shares, ten cents par value, that were issued to Interactive Business Channel, Inc. were returned to the transfer agent for cancellation. A total of 1,595,595 common shares were issued as follows: 1,475,595 shares for the cancellation of $736,513 of debt and 120,000 shares in payment of $20,000 of services.

The Joint Venture has suspended its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of 24-hour, seven-day-week operation, the used equipment and facilities require a major overhaul. The price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

From September 1987 through December 31, 2000, the Company has invested in the Joint Venture, including interest charges payable to the Company, the sum of $31,257,818 and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $31,848,083. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration of the San Felipe-El Potosi, Modesto, Hormiguero and Montemayor mines, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

The Joint Venture employed through January 31, 2000 approximately 300 full-time persons from El Salvador (up to 325 persons, including part-time employees) to perform its exploration, exploitation, and development programs; to produce gold from its SCMP facilities; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It now employs less than 40 persons of which there are 16 employees retained to provide around-the-clock security at the SCMP premises. It has developed a continuous harmonious relationship with its employees. It believes that the Joint Venture was the largest single non-agricultural employer in El Salvador's Eastern Zone. Also, the Company employs up to six persons in the United States.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2000, the Company, and three of its subsidiaries, have advanced to the Joint Venture $31,848,083. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $15,958,948 through December 31, 2000. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated in the consolidated financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit, heap-leach operation at the SSGM site, to continue the exploration of its other mining prospects and to obtain funding for its subsidiary's Internet business.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to maintain a status quo position from the same sources as in the past. It will continue to pursue a business combination, acquisition and/or merger program.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - DECEMBER 31, 2000
                     PART II - FINANCIAL INFORMATION


Item 1.   Legal Proceedings

          Reference is made to the Company's Securities and Exchange Commission Form 10-Q filing for the quarterly period ended September 30, 2000, in "Part II - Financial Information, Item
          1. Legal Proceedings" for a complete description of a lawsuit that has been settled in favor of the Company.

Item 2.   Changes in Securities

          Reference is made to other parts of this report which explain the common shares issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Reference is made to the Company's Securities and Exchange Commission Form 10-Q filing for the quarterly period ended September 30, 2000, in "Part II - Financial Information, Item
          4. Submission of Matters to a Vote of Security Holders" for details regarding the shareholders' meeting held on October 20, 2000.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None.


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  January 22, 2001        ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer