Form 10-K
period 2001-03-31
COMMERCE GROUP CORP /WI/
filed 2001-05-29
CIK 109757

1

                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                        FORM 10-K
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       For the fiscal year ended March 31, 2001

                                              Commission File Number 1-7375

                                                   COMMERCE GROUP CORP.

                       (Exact name of registrant as specified in its charter)




                         WISCONSIN                           39-1942961
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                        Identification No.)

                                                  6001 North 91st Street
                                             Milwaukee, Wisconsin 53225-1795
                        (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                  Title of each class                     on which registered
         Common Shares $0.10 par value                 Boston Stock Exchange
                                       Over The Counter Bulletin Board (OTC BB)


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the OTC BB on April 25, 2001, was approximately $1,524,296.

Common shares outstanding as of March 31, 2001, were 15,794,008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.



7


                                                         2
                                               COMMERCE GROUP CORP.
                                           2001 FORM 10-K ANNUAL REPORT
                                     For the Fiscal Year Ended March 31, 2001

                                                 TABLE OF CONTENTS

                                                                        Page


                                                      PART I

Item 1.
Business...................................................................  3
Item 2.
Properties..................................................................18
Item 3.
Proceedings................................................................29
Item 4.       Submission of Matters to a Vote of Security
Holders.....................................................................30
Item 4(a).    Executive Officers and Managers of the
Company.....................................................................30

                                                      PART II

Item 5.       Market for the Company's Common Stock and Related Stockholders'
Matters.....................................................................32
Item 6.       Selected Financial
Data........................................................................33
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of
Operations..................................................................34
Item 8.       Financial Statements and Supplementary
Data........................................................................43
Item 9.       Changes in and Disagreements on Accounting and Financial
Disclosure...................................................................67

                                                     PART III

Item 10.      Directors and Executive Officers of the
Registrant...................................................................67
Item 11.      Executive
Compensation.................................................................67
Item 12.      Security Ownership of Certain Beneficial Owners and
Management..................................................................67
Item 13.      Certain Relationships and Related
Transactions.................................................................67
 ..
                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
8-K.........................................................................68

Safe Harbor Statement

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

                                                       PART I


Item 1.  Business

General

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is the only precious metals company that has produced gold in the past ten years in the Republic of El Salvador, Central America. Commerce also is involved in the exploration, exploitation and development of precious metals in El Salvador. It has been active in El Salvador since 1968. Its gold ore reserve exceed 1.5 million ounces. In conjunction with its strategy, Commerce is determined to acquire a business combination to assist it in achieving its goals. It continues to seek compatible acquisition or merger candidates in the precious metals field and/or in the Internet business. The Company's ambition is to make certain that it can increase shareholder value by converting its gold ore reserves into a profitable mode and cash flow.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters are based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968. The Company's shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO since May 5, 1999. The Company is in the business of precious metals mining and is reactivating its interest in the Internet business.

Precious Metal Mining

Commerce presently is engaged in the exploration, exploitation, and development of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which owns the concession rights to extract gold from the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by profits, cash flow, and by increasing its gold ore reserves. This also can be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves.

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

Operations

On December 31, 1999, the Joint Venture decided to temporarily suspend its processing of gold ore at its SCMP until such time as it has adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant. A major overhauling is needed to preserve the integrity of the equipment. The initial resumption of producing gold was with the SCMP used equipment the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced or overhauled. Another concern this fiscal year is the substantial decline in the world market price of gold after it peaked in October 1999. Concurrent with the decision to suspend processing gold ore is the need to expand the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation. From March 31, 1995 through December
31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were produced at the SSGM and then sold at the respective current world market price.

There are approximately 1.5 million ounces of proven and estimated gold ore reserves at the SSGM. Currently, and for all financial statement periods presented herein, the SSGM is the only one of the Company's mining properties which has generated revenues, although there are strong initial indications of commercial gold ore present at the other gold mine sites.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                                                                    Ounces
                                                                                          ----------------------------
                                                            Tons         Average Grade        Contained     Probable

1.       San Sebastian Gold Mine
         (a) Virgin ore, dump waste material and
               tailings                                    14,404,096        0.081            1,166,732
         (b) Stope fill (estimated)                         1,000,000        0.340             ________      340,000
                                                       --   ---------                                        -------
                                                           15,404,096                         1,166,732      340,000
2.       San Felipe-El Potosi Mine
         (a) Tailings                                         168,828        0.060               10,130
3.       Hormiguero Mine
         (a) Tailings                                         100,000        0.064                6,400     ________
                                                       ------ -------                     ------- -----
         Totals                                            15,672,924                         1,183,262      340,000
                                                           ==========                         =========  === =======

The  anticipated  recovery for processing via the SCMP will range from 85% to
 95% and for heap leaching from 65% to
70%.

As of March 31, 2001, the total investment, including interest and holding costs, in the El Salvador mining projects by Commerce, three of Commerce's subsidiaries, Sanseb, and the Joint Venture amounted to $69,631,645.

SSGM Joint Venture Arrangements

Commerce acquired 82 1/2% of the authorized and issued common shares of San Sebastian Gold Mines, Inc. ("Sanseb"), a Nevada corporation formed on September 4, 1968. The balance of Sanseb's shares are held by approximately 200 unrelated shareholders. From 1969 forward, Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire and refurbish the SCMP.

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture" or "Comseb") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits. The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture. Under this agreement 90% of the net pre-tax profits of the Joint Venture will be distributed to Commerce and ten percent to Sanseb, and because Commerce owns 82 1/2% of the authorized and issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture. In order to maintain current accounting between Commerce and Sanseb, the interest charges to Sanseb on advances made by Commerce are kept separately. Therefore, when profits are earned, the interest recorded will be paid from the cash distributions made to Sanseb.

The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. Although Misanse owns the real estate comprising the site of the SSGM, the lease agreement grants Comseb the right to all gold produced in exchange for a five percent royalty over a term of 25 years beginning on the first day gold is produced, which Comseb may, at its option, extend for an additional 25 years. Because Commerce owns 52% of Misanse, Comseb in effect pays to its shareholders, excluding Commerce, a net royalty amounting to less than two and one-half percent of the SSGM gold production.

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. The Joint Venture Agreement authorizes Commerce to sign agreements on behalf of the Joint Venture.

Organizational Structure

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

Commerce was originally formed as a Wisconsin corporation (September 14, 1962). It then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce also owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM) which was chartered as a Nevada corporation on September 4, 1968. Misanse has a mining concession with the government of El Salvador and is the owner of the SSGM real estate. Misanse has assigned the mining concession to Commerce Group Corp. and San Sebastian Gold Mines, Inc., the mining operator formed on September 22, 1987, and is known as the Commerce/Sanseb Joint Venture (Comseb). Comseb operates the SCMP (the gold processing plant acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (since October
1968), San Felipe-El Potosi (since September 1993) and its extension Capulin (since May 1995); Modesto (from August 1993 through July 1997); Hormiguero (from September 1993 through 1998) and Montemayor (from March 1995 through July 1997).

The Government of El Salvador has issued the Modesto and Montemayor mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It is in the process of applying for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor). It also has a lease agreement with the owner of the San Felipe-El Potosi Mine and an application for the concession is pending.

All of the mines  mentioned  were  formerly in  production  and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig and has contracted with others to explore in depth, the above-described potential targets. All of the mining properties have promising geologic prospects, alternations, and historical records that bear evidence that all have been mined and produced gold on a commercial basis in the past.

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is generally influenced by basic supply and demand fundamentals. It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by and sold to a refinery located in the United States.

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing company has a large impact to offset either the price or supply of gold in the world market. There are many mining entities in the world producing gold. Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accountability to the mine, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits. The Company's present and past practice has been to sell its gold and silver at the world market prices.

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

All operations by the Company involving the exploration or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

The Company is in the process of updating its environmental impact study which is being prepared by an independent El Salvadoran consultant.

Information from U.S. Embassy in El Salvador, Country Commercial Guide 2000/2001

The following are excerpts from the "Economic and  Commercial  Section,
  Embassy of the United States of America in
El    Salvador,     Country     Commercial     Guide     2000/2001,"
 dated    June    2000     obtained    from
http://www.usinfo.org.sv/econcommguide.htm:

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

"In 1999, El Salvador's economy grew an anemic 2.6 percent, down from 3.5 percent in 1998. The economic outlook, based on the first semester of 2000 performance, suggests that the Government's growth target of 3 to 4 percent for 2000 can be attained. The inflation rate in 1999 was -1.0 percent. Other positive business climate features include a stable currency, rising international reserves, a low debt burden, the conclusion of the tariff reduction program, streamlined customs procedures, and further progress in the Government's program to privatize basic infrastructure such as telecommunications, energy distribution/generation, and the pension funds administration. The economy should improve greatly due to the recent passage of the U.S. Caribbean Basin Initiative that enhances trade benefits in the textile sector, the recently concluded Free Trade Agreement with Mexico and an increase in GOES revenues as a result of the income and VAT tax reforms introduced in October 1999.
 . . .

"With continued political stability (there was a peaceful transition to a new administration on June 1, 1999) and deepening market-oriented structural reforms, El Salvador offers a positive environment for U.S. exporters and investors.

"Country  Commercial  Guides are  available  on the  National  Trade Data
 Bank on CD-ROM or through  the  Internet.
Please contact STAT-USA at 1-800-STAT-USA for more information. To locate Country Commercial Guides via the
Internet,  please use the  following  World Wide Web  address:
 WWW.STAT-USA.GOV.  CCGs can also be ordered in hard
copy or on diskette from the National Technical Information Service
(NTIS) at 1-800-553-NTIS. . . .

"Chapter III - POLITICAL ENVIRONMENT

"El Salvador has an excellent relationship with the United States, solidified by years of close cooperation during and after the civil conflict, and U.S support for reconstruction and reconciliation after the 1992 Peace Accords. Leaders of the FMLN, the one-time guerrilla organization which has become a political party, have established close relationships with the U.S. Government, seeing it as an honest broker during the peace process. Most Salvadoran people view the U.S. in a favorable light, augmented by the fact that over one million Salvadorans live in the U.S. and send over USD $1.4 billion in remittances to family members in El Salvador every year. The political environment is expected to remain stable over the next ten or more years.

"In March 1999, El Salvador held its second presidential election since the end of the war. This election was won by the right-wing Arena party, which has held the Presidency for the past eleven years. The FMLN, the second largest political party, further increased its strength in the March 2000 municipal and legislative elections, by winning 32 seats, one more than ARENA, and most of the largest municipal centers in the country. A good sign of a vibrant democracy is that the privatizations of both the telecommunication and electrical distribution systems have not experienced any major delays before or after the various elections held since 1997.

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

"The right-wing National Conciliation Party (PCN), which was the governing party before the civil conflict, currently comprises the third largest parliamentary group, with 15 seats at the Legislative Assembly won during the March 2000 elections.

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

"Chapter VII - INVESTMENT CLIMATE

"Openness to Foreign Investment

"The Salvadoran Government is committed to attracting foreign investment in most sectors. The climate for foreign investment has improved significantly over the last few years, as the Government has enacted new laws, or amended directly related investment legislation, to facilitate and regulate direct and portfolio investment in key sectors of the economy, as well as to encourage investment in state enterprises under privatization. Companies from many countries including the United States, Canada, Germany, Korea, Taiwan, and Mexico and lately France, Spain, Venezuela and Chile have made investments here with favorable results. The Central Bank and the Ministry of Economy estimate that foreign investment inflows totaled some $250 million in 1995, $60 million in 1997, over $1.03 billion in 1998 (almost 90 percent related to the privatization of the energy distribution and telecommunications sectors), and $231 million in 1999. The primary legislation governing foreign investment in El Salvador is the 1999 Investment Law, the 1990 Export Reactivation Law; and an updated Free Zones Law from 1998. Other laws complementing the basic investment legal framework are the Banking Law, Insurance Firms Law, the Mining Law, the IPR Law, the Stock Exchange Law, special legislation governing the privatization of the Telecommunications Company, the electricity generation and distribution laws, and the Pension Funds Law. The law governing seaport management is being studied for a possible revision to allow private sector participation in port management.

"*The 1999 Investment Law is a comprehensive, clearer and modern piece of legislation that encourages natural and legal persons, including foreign investors, to freely establish business in El Salvador, with the exception of two activities: small business (less than $25,000.00 initial investment), and fishing within the twelve miles of territorial sea. The law accepts intangible technological contributions as foreign direct investment. Thus, copyrights, patents, trade marks and inventions receive protection under the law. For enhanced protection, the law encourages, but does not require, the investor to register his investment with the Ministry of Economy. The law grants equal treatment to domestic and foreign investors, and it creates a new, unified office (the National Investment Office, ONI, at the Ministry of Economy), to reduce and facilitate the process of registering new investments in the country. It also set forth clear procedures to resolve disputes between the government -or national partners- and foreign investors, and facilitates residence requirements for duly registered foreign investors. For investors, registered with the Ministry of Economy, the law provides:

"--Unrestricted  remittance of net profits for investors in any economic activity. Unrestricted reinvestment of profits.

"-- Unrestricted remittance of funds obtained from the liquidation of a business in proportion to the foreign funds invested.

"--Unrestricted remittance of royalties and fees for use of foreign patents, trademarks, technical assistance and other similar services.

"-- Foreign investors may hold dollar accounts in El Salvador and may use these accounts to obtain local financing.

"-- Although underground resources (i.e minerals) belong to the state, the state may grant concessions for their exploitation to local and foreign investors.

"--Investment in banks and financial institutions is subject to provisions included in the Banking Law.

"In March 2000, in accordance with dispositions of the new investment law, the Goes announced the formation of a high level committee to promote foreign investment in El Salvador. The committee, baptized as PROESA, (The Promotion of El Salvador) is chaired by Vice-President Quintanilla, and is comprised by the Ministers of Economy, and Foreign Relations, and prominent private sector representatives. The committee will work closely with the recently established National Investment Office (ONI). Currently, PROESA is carrying out an international campaign to attract investors. . . .

"Under the Export  Reactivation  Law of 1990,  firms not located in free zones and exporting  less than one hundred
percent of their  production  may apply for tax  rebates of six percent of the
 FOB value of these  exports.  A 1997
amendment to this law exempts this rebate from income tax. . . .

"It  is  not  necessary  to  have  a  local  partner  in  El  Salvador.  Some maquila  operations  are  completely
foreign-owned. Three multinational oil companies operate in El Salvador, and two of these companies share a small refinery. . . .

"*In January 1996, the GOES enacted a modern Mining Law, in substitution of the previous law dating from 1922. Under this law, two foreign companies, -- American and Canadian -- have received concessions to exploit gold and silver mines in El Salvador.

"*Since  1993 El  Salvador  has had in place a modern IPR law whose  gradual implementation  has become a valuable
instrument for protecting  intellectual  property of foreign investors.  Under this law intangible  property rights
are recognized. . . .

"Another  milestone in the  privatization  process and the opening of the
 Salvadoran  market to foreign  investment
was the approval of the Pension Funds legal framework in 1996. Under the Pension Reform, five private pension funds administrators (four of them backed with foreign capital) were authorized to operate in April 1998. . . .

"Conversion and Transfer Policies

"El Salvador has a freely convertible currency that since 1994 has traded at approximately 8.75 colones per dollar. The new government has declared the possibility of fixing the rate by law. This currency is buoyed by family remittances of more than one billion dollars per year (USD 1.38 billion in 1999) from Salvadorans who reside outside the country. The nation's banks and many foreign exchange houses actively trade dollars and colones. Foreign businesses freely remit profits, repatriate capital, and bring in capital for additional investments. Banks publish their exchange rates daily in local newspapers. As of the end of May 2000, the Central Reserve Bank reported more than USD 1.9 billion in net international reserves.

"Expropriation and Compensation

"According to El Salvador's Constitution, expropriation can proceed for causes of public need or social interest, and indemnization can take place either before or after the fact.

"The last case of expropriation began in 1986, when the government nationalized the assets of CAESS, one of four recently privatized electric distribution companies. Actually, this was not an expropriation in the classic sense, but involved the expiration of a government concession to build and operate a distribution system that would automatically revert to the government after 50 years of exploitation. The dispute centered around the market value of the company's stocks at the time of reversion. Six years later, shareholders received the first payment of ten million dollars. In March 1993, the government concluded payments of cash and bonds and the case was settled to the satisfaction of all parties.

"In 1960 the United States and Salvadoran governments signed an investment guarantee treaty, which protects U.S. investors against losses that could arise from currency inconvertibility or expropriation. In March 1999, the U.S. and El Salvador signed a bilateral investment treaty (BIT), pending legislative ratification in both El Salvador and the U.S., that would encompass all aspects of investment.

"Dispute Settlement

"Article 15 of the new investment law establishes the procedures to resolve disputes that may arise between the foreign investor and the State or local investor or partner.

"El Salvador is a member of the International Center for Settlement of Investment Disputes (ICSID), and disputes may be submitted for arbitration to this center. Resolving business disputes through the slow-moving domestic legal system can be costly and unproductive. The Salvadoran courts rely on written briefs rather than hearings and oral arguments. Some disputants allege that legal decisions can be bought, and final rulings are often not enforced. Where possible, arbitration clauses, preferably with a foreign venue, should be included in contracts as a means to resolve business disputes. The local Chamber of Commerce and Industry is working to establish an arbitration dispute office, as a service to its members.

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

"Bilateral Investment Treaties

"The United States and El Salvador signed an investment guarantee treaty in 1960 designed to protect U.S. investors against expropriation or currency inconvertibility. The United States and El Salvador also have a framework agreement for a Trade and Investment Council (TIC). An all-encompassing bilateral investment treaty which addresses issues such as national treatment for foreign investors, transfers, expropriation, investment disputes, tax policies, was signed in March 1999, and is pending legislative ratification in both countries. The United States and Salvadoran governments are working towards, but have not yet reached agreement on, a Tax Information Exchange Agreement.

"El Salvador is a member of the Central American Common Market, and has approximately 50 commercial and technical cooperation treaties in effect. Three of these treaties (Mexico, Spain, and Venezuela) look to promote investment. El Salvador is a member of the World Trade Organization.


"OPIC

"The Overseas Private Investment Corporation (OPIC) has a bilateral agreement with El Salvador. OPIC has approved insurance coverage for five projects in El Salvador, including the expansion of a U.S. bank in El Salvador, and is considering several other projects. OPIC insures currency inconvertibility, expropriation and civil strife, as well as corporate financing. El Salvador also participates in the Multilateral Investment Guarantee Agency (MIGA).

"Labor

"El Salvador's labor force consists of approximately 2.2 million workers, of which 36 percent work in the agricultural sector. This is followed by services (21 percent), commerce (18 percent), and manufacturing (16 percent). The minimum wage in the industrial and commerce sectors is 1,260 colones or USD 144 a month. Urban employees with minimal skills generally earn at least twenty percent more than the minimum wage. Although the minimum wage is less for agricultural workers, coffee plantation owners report that they pay above the minimum wage to attract workers during the harvest.

"Official unemployment was 7.7 percent in 1999. Underemployment is much higher, most common estimates placing it at 31 percent. However, some construction contractors cannot find sufficient skilled workers, due to the number of projects now underway in El Salvador.

"Salvadoran labor is perceived as hard working and trainable. The general educational level is low, which may inhibit the development of industries needing skilled, educated labor. The current administration has made education its first priority. There is a lack of mid-level management talent, which sometimes results in foreigners being brought in to perform such tasks. In an attempt to raise the level of maquila production, the Salvadoran Institute of Professional Formation (INSAFORP) sent 119 students to India to receive 9 months of training in computer software production. These students have since then graduated and returned to El Salvador to help in the development of this industry.

"The  Constitution  of December 1983  guarantees the right of employees to organize into  associations  and unions.
Employers are free to hire union or non-union labor. Closed shops are illegal.

"Capital Outflow Policy

"There are no restrictions on capital outflows for Salvadorans, nor are there any specific incentives to invest capital outside El Salvador. Salvadoran investors have interests in hotels, banks, real estate and industry in Mexico, Guatemala, Honduras, Costa Rica, Panama and the U.S. Accurate statistics on the size of these investments are not available."

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

Operations, Other Than Mining

Commerce independently and through its partially and wholly-owned subsidiaries conducts other business activities, which at present are substantially less significant than its gold production and exploration in El Salvador: (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); (3) the operation of a 331-acre campground known as Standing Rock Campground, which is owned by Homespan and operated by the Company through March 31, 2001; and (4) advertising, and the Internet business through its subsidiary, Ecomm Group Inc. ("Ecomm").

Land Acquisition, Development, Ownership and Real Estate Sales

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

As of April 1, 2000, there remained an inventory of 40 five-acre parcels of real estate developed in the San Luis North Estates subdivision. SLE also owns twelve improved lots located in the city of Fort Garland, Costilla County, Colorado.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its non-income producing assets to the Sylvia Machulak Rollover Retirement Account (SM RIRA) in exchange for the reduction of debt owed to the SM RIRA. It was agreed to sell to the SM RIRA, 43 parcels of land located in the San Luis North Estates Subdivision for a sum of $64,500, and 12 lots consisting of approximately one acre located in Fort Garland, Colorado for the sum of $6,000. Subsequently, the SM RIRA consummated the purchase of all of these Costilla County, Colorado parcels of land.

The Company's wholly-owned subsidiary, Homespan, as nominee for the Company, owned a 331-acre campground known as Standing Rock Campground located in Camden County, Missouri. This recreational resort includes approximately 3,000 lineal feet of lake frontage on the Lake of the Ozarks, and it has campsites for recreational vehicle parking. A clubhouse and several ancillary buildings are on the premises. The Company was the operator of the campground and was leasing space to campers and others on a daily, weekly, or monthly basis until March 31, 2001.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its low-income producing asset, the Standing Rock Campground (SRC), to General Lumber & Supply Co., Inc. (GLSCO) in exchange for a reduction of $1,249,050 of the debt owed to GLSCO. The agreement contains a condition that if SRC were sold by GLSCO to an unrelated third party during a period of one year for a sum exceeding GLSCO's purchase price, the difference, after taking into account all selling expenses would be applied to reduce the balance of GLSCO's promissory note. In the event the selling price to a third party would be less than GLSCO's purchase price, then an addition would be made to the existing balance of GLSCO's promissory note. Also, adjustments would be made for the interest due to GLSCO during this period of time. Reference is made to Exhibit 10.17.

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

The Company owns approximately 63 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador. This real estate is pledged as collateral for funds advanced to the Company. It also leases approximately 175 acres of land considered to be the main part of the Montemayor Mine in the Department of Morazan.

Reference is made to "Item 2.  Properties," for additional information.

Homespan, the local real estate marketing subsidiary of the Company is presently inactive. It has no significant activity and is not material to the Company's operation. Formerly, Homespan held the title to the real estate located in Colorado and the Standing Rock Campground ("SRC"), located in the Lake of the Ozarks. SRC was operated by the Company. Assets of Homespan have also served as a source of collateral for funds loaned to the Company and its majority-owned subsidiaries.

Internet Business and Advertising

The Company owns 100% of the outstanding common stock of Ecomm Group Inc. ("Ecomm"), a Wisconsin corporation. The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its wholly-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's current strategy is to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal.

There can be no assurance that Ecomm's current strategy will be successful. Ecomm has not entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly speculative and competitive.

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

The Joint Venture has applications pending with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights under the February 1996 Mining Law for the San Felipe-El Potosi Mine, and its extension, the El Capulin Mine. Applications for concessions are pending for the real estate it owns on the Modesto Mine, and the real estate it leases at the Montemayor Mine and the Hormiguero Mine. The Company and its subsidiaries hold no patents or trademarks.

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

At this time, neither the Company nor its majority-owned subsidiaries conduct any material research and development activities, except as indicated in this report with respect to the Joint Venture and its mining exploration, exploitation, and development programs.

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

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 2001, 2000 and 1999, revenues have been generated from the campground business. Although Homespan owns the campground real estate, the Company was the campground operator until March 31, 2001. Reference is made to "Land Acquisition, Development, Ownership and Real Estate Sales."

Land Sales

The Company and its subsidiaries have sold their remaining lots in Colorado during this fiscal year.

Mining

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold at its SCMP operations from March 31, 1995 through December 31, 1999. At such time as funds are available, the Company intends to process its SSGM gold ore via an open-pit, heap-leaching system. The Joint Venture announced the suspension of its SCMP facilities as of December 31, 1999, in order to overhaul, repair, retrofit and expand the SCMP.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities. With the substantial decline in the price of gold and low public market value of its common shares, it may be more difficult to obtain financing under reasonable terms and conditions.

Internet Business

As of March 31, 2001, the Company's subsidiary, Ecomm, has not earned any revenue and has not incurred any significant expenses or capital investment other than that disclosed in this report.

Competition

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control. The competition is more intense in the Internet business.

Employees

As of March 31, 2001, the Joint Venture employed approximately 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the El Salvador Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay to its employees and therefore it had to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month's pay for each year of employment.























                                                 Industry Segments


1.     Unaffiliated Sales                                                       Year Ended March 31,

        Industry                Location                                  2001                2000                1999
        --------                --------                                  ----                ----                ----

        Mining (*a)             El Salvador                                  $       $     413,713                   $
                                                                             0                                 785,526
        Campground              Missouri, USA                          238,520              66,902              62,176

2.     There Were No Intersegment Sales

3.     Total Revenues                                                           Year Ended March 31,

        Industry                Location                                  2001                2000                1999
        --------                --------                                  ----                ----                ----

        Mining (*b)             El Salvador                                  $       $     500,124                   $
                                                                             0                                 999,017
        Campground              Missouri, USA                          238,520              66,902              62,176
        Other                   Delaware/Wis., USA                       3,662                 134                 246
                                                              ----------------   -----------------   ------------  ---
                                Total:                           $     242,182       $     567,160         $ 1,061,439

4.     Operating Profit   (Loss)                                                Year Ended March 31,

        Industry                Location                                   2001               2000                1999
        --------                --------                                   ----               ----                ----

        Mining (*a)             El Salvador                                   $       $  (384,759)        $   (44,688)
                                                                              0
        Campground              Missouri, USA                           185,391            (8,175)             (4,267)
        Other Income            Wisconsin, USA                            3,662                  0                   0
        Corp. Hdqtrs.           Wisconsin, USA                         (59,263)            (3,298)            (41,311)
                                                              ------   --------   -------- -------   -----    --------
                                Total:                            $     129,790       $  (396,232)        $   (90,266)

5.     Identifiable Assets                                                      Year Ended March 31,

        Industry                Location                                   2001                2000               1999
        --------                --------                                   ----                ----               ----

        Mining (*a)             El Salvador                         $30,046,855         $27,831,734        $26,031,841
        Campground              Missouri, USA                                 0           1,135,500          1,135,500
        Real Estate             Colorado, USA                                 0              21,000             21,000
        Corporate Assets                                                255,830             867,967            398,460
                                                              -------   -------   -------   -------   -------  -------
                                Total:                              $30,302,685         $29,856,201        $27,586,801

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture were used to reduce the advances due to the Company.

(*b)    Includes an added tax value  refund from the  Government  of El
 Salvador of $86,411 for 2000,  and $213,491
        for 1999.

Item 2.  Properties


Mining Properties
The table below provides a summary of the most significant mining properties in which the Company has an interest. More detailed information regarding each of these properties is provided in the text that follows:

           Commerce Group Corp./San Sebastian Gold Mines, Inc. Joint Venture Properties all located in the Republic of El
 Salvador, Central America

                                      Date                       Amount of    Date Mine will be Operational
        Property        Nature of     Interest      Cost of      Funds to
       Description       Interest     was           Interest       Make
                                       Acquired                  Property
                                                                Operational
1.   San    Sebastian  Mineral           1968     5%  of   the  This     is  It  was  in   operation   on  a
     Gold        Mine  concession                 gross         dependent    curbed  production  basis until
     located  two and  consisting                 precious      on      the  December    31,    1999    when
     one-half   miles  of       100%              metal         scale    of  operations  were  suspended due
     northwest     of  ownership  of              proceeds  or  production   to  the   need   to   overhaul,
     the    city   of  the  precious              $206       a  that         repair,  restore and expand the
     Santa   Rosa  de  metals                     month         management   SCMP facilities.
     Lima   and   the  extracted                  whichever     decides  to
     Pan     American  from     this              is higher.    perform.
     Highway.          mine.                                    The  amount
                                                                of
                                                                investment
                                                                could    be
                                                                from     $5
                                                                million  to
                                                                $100
                                                                million.

2.   San    Felipe-El  Application     07/06/93   5%  of   the  Undetermined Undetermined.
     Potosi/Capulin    pending   for              gross         until     a
     Mine     located  mineral                    precious      preliminary
     near   the  city  concession                 metal         drilling
     of  Potosi,   18  for      100%              proceeds.     program  is
     miles  northwest  ownership  of                            completed;
     of the  city  of  the  precious                            estimated
     San Miguel.       metals                                   cost     of
                       extracted                                drilling
                       from     this                            is       $2
                       mine.                                    million.

3.   Hormiguero  Mine  Ownership  of    09/93     The  surface  Undetermined Undetermined.
     located     five  the tailings.              use of  land  until     a
     miles  southeast                             (rent)    is  preliminary
     of    the    San                             to        be  drilling
     Cristobal   Mill                             negotiated.   program  is
     and  Plant  near                                           completed;
     the    city   of                                           estimated
     Comacaron.                                                 cost     of
                                                                drilling
                                                                is       $2
                                                                million.
                                                                Mine
                                                                surface
                                                                channel
                                                                trenching
                                                                and    adit
                                                                cleaning
                                                                should   be
                                                                completed
                                                                to
                                                                determine
                                                                drilling
                                                                cost.

4.   Modesto     Mine  Application      09/93     It   appears  Undetermined Undetermined.
     located     near  is    to   be              as  if  this  until     a
     the    city   of  submitted                  will  be  an  preliminary
     Paisnal      and  for         a              underground   drilling
     about  19  miles  mineral                    operation     program  is
     north   of   San  concession                 except    in  completed;
     Salvador,    the  on  the  real              the           estimated
     capital city.     estate  owned              Company-owned cost     of
                       by        the              land.         drilling
                       Company    to              Therefore,    is       $2
                       own  100%  of              no cost  for  million.
                       the  precious              interest.
                       metals
                       extracted
                       from      the
                       real   estate
                       owned  by the
                       Company.

5.   Montemayor  Mine  Application      07/95     It   appears  Undetermined  Undetermined.
     located    about  is    to   be              that    this  until     a
     14         miles  submitted                  will  be  an  preliminary
     northeast     of  for         a              underground   drilling
     SCMP  and  about  mineral                    mine,         program  is
     six        miles  concession                 therefore     completed;
     northwest     of  on  the  land              current       estimated
     SSGM.             leased     by              leases  will  cost     of
                       the   Company              have  to  be  drilling
                       to  own  100%              renegotiated  is       $2
                       of        the              and           million.
                       precious                   extended.
                       metals
                       extracted
                       from      the
                       areas     the
                       Company
                       leases.

6.   San    Cristobal  Mill      and  Equipment   Equipment     To   expand  Curbed   production   commenced
     Mill  and  Plant  Plant   owned  02/23/93    purchased     the  plant,  March 1995;  expansion  program
     located  off the  by      Joint  and         and           including    in     progress.     Operations
     Pan     American  Venture.       thereafter  extensive     a  crushing  suspended  in the last  quarter
     Highway  west of  The      real  Lease       retrofitting  system   to  of  1999  until  the   existing
     the  city  of El  estate     is   11/12/93   was      and  a  capacity  equipment    is     overhauled,
     Divisadero.       owned  by  an              continues     of      500  repaired,      restored     and
                       agency     of              to        be  tons    per  expansion     of    the    SCMP
                       the                        performed.    day;     an  facilities are completed.
                       Government                 Through       estimated
                       of         El              03/31/01,  a  sum  of  up
                       Salvador.                  total     of  to       $3
                                                  $5,822,021    million
                                                  has     been  may      be
                                                  invested  in  required,
                                                  this   plant  all
                                                  and           dependent
                                                  equipment.    whether
                                                  Depreciated   new      or
                                                  value     is  used
                                                  $3,376,422.   equipment
                                                                will     be
                                                                purchased.



                                                                          42

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

There is good roadway access to the SSGM site. Most of the reconstruction in 1999 of the Pan American Highway from two lanes to four lanes (from the city of San Salvador to the Honduran border) has been recently completed. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is one of the largest cities in the Eastern Zone. The SSGM is approximately 30 miles from the city of San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States' commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.





























SSGM Reserves and Operation

Statistical production and financial data for the San Sebastian Gold Mine (SSGM) are shown on the following table:

                                 San Sebastian Gold Mine (SSGM) Operation

                                                                    03/31/01     03/31/00(3)       03/31/99
PRODUCTION
  Dry tons ore mined and processed                                         0          28,970         51,618
  Gold grade of ore (oz./ton)                                              0             .08            .08
  Strip ratio (tons waste/tons ore)                                      N/A             N/A            N/A
  Gold production (oz.)                                                    0           1,555          2,684
  Silver production (oz.)                                                  0             495            836
  Recoverable gold inventory (oz.)                                         0             100            259

FINANCIAL
  Ounces of gold sold                                                      0           1,499          2,684
  Average gold price realized                                              $  $          276              $
                                                                           0                            293
  Revenue from mine operations                                             $     $   413,713    $   785,526
                                                                           0
  Cash operating cost per ore ton mined                                    $   $       11.69  $       10.27
                                                                           0
  Cash operating  cost per ounce                                           $    $     172.67   $     197.62
                                                                           0
  Total production cost per ounce (1)                                      $    $     357.14   $     350.19
                                                                           0
  Operating earnings (loss) (2)                                            $     $ (384,759)    $  (44,688)
                                                                           0
  Capital expenditures in mining projects (2)                     $2,233,369      $2,166,900     $2,269,928

MINABLE RESERVES (03/31/01)
                                                                                             Contained
                                                           Tons      Average Grade         Gold Ounces(4)
Ore - virgin, dump waste and tailings                 14,404,096           0.081             1,166,732
Stope fill (estimated)                                  1,000,000          0.340                340,000
                                                    --  ---------                        ---    -------
   Totals                                             15,404,096                             1,506,732

(1) As calculated under The Gold Institute's Production Cost Standard, includes the depreciation expense of $320,491 or $163.35 an ounce for
         2000 and $338,797 or $126.23 an ounce for 1999.

(2)      Excludes exploration and development drilling.

(3)      Based on nine months of production.

(4) The estimated recoverable ounces of gold by processing: SCMP, 85% to 95%; heap leach, 65% to 70%.

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

The 960,000 tons of dump material present at the SSGM site has grades ranging from 0.082 to 0.178 ounces of gold per ton and it now is combined with the virgin ore. An analysis of the underground stope fill material was made by the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for SCMP treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it will be encountered in the open-pit operations.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of higher grade material.

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

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was executed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims that may already have or could be claimed in the future within the 1,470 acre plat of land encompassing the SSGM. The lease was further amended to run concurrently with the concession described herein and may be extended for one or more equal periods by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease further provides that the tenant will pay rent to equal five percent of the gross gold production revenues obtained from the leased SSGM and further commits itself to maintain production taking into consideration market, political, and other conditions. In no case will the rent be less than 1,800 colones per month (approximately $206 per month at the current rate of exchange). The lease further provides that, in the event the lessor wishes to sell the property, it must first give preference to the Company; the lease further provides that the tenant must give preference to employ its former mining employees and Misanse shareholders.

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

SSGM Current Status

The Company,  through its Joint Venture is conducting the following  activities:
It is in the exploration, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and in the performance of the auxiliary work needed to resume gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company was engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

The Company's main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site. Dependent on the funding, the grade of ore, and the tonnage processed, it anticipates producing more than 40,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and then gradually increasing the annual production of gold to 113,000 ounces.

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a curbed production operation. It now intends to obtain a sum of $8 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $7 million or more is estimated to be required for the crushing system, plant, and mining equipment if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than an eight-year supply of gold ore as it is believed that a substantial amount of gold ore can be proven. The Company's geologists have defined a body of ore consisting of 138 million tons of gold ore at a grade of 0.025 ounces of gold per ton. This reflects a potential of 3.4 million ounces of gold and about 400,000 ounces of silver from this planned open-pit, heap-leaching operation. It would take about 64 years to process this body of gold ore at a production capacity of 6,000 tons per day.

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

All operations by the Company involving the exploration or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities. The Company is required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

The Company has submitted an environmental impact study prepared by an independent El Salvadoran consultant to the El Salvador Minister of Environment. It is in the process of updating its environmental impact study.

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

Potosi and El Capulin Exploration Undertakings

Since October 25, 1993, and until it suspended its program during 1999, Comseb had a full-time crew, ranging from 25 to 30 employees, conducting an exploration program consisting of surveys, channel trenching, adit openings, test pit holes, excavation and drilling of the tailings to determine its gold content.

A total of 2,574 meters (8,494 feet) of channel trenching was excavated with a grade ranging from 0.01 to 0.05 ounces of gold per ton. A total of 806 meters (2,658 feet) of adits has been restored for entry into the old workings. A total of 3,500 fire assay samples were completed with the results encouraging a drilling program.

Potosi Exploration Concession

The exploration concession application was filed on September 6, 1993, with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador's Minister of Economy's office, by the owners of the real estate, the Cooperative San Felipe-El Potosi. An application for an exploration concession was filed on May 8, 1997 in order to comply with the current mining regulations adopted by the Government of El Salvador in February 1996. The concession consists of approximately 6,100 acres. While this concession application is pending, it precludes others from performing exploration on this site. Until this issue is resolved, Comseb's exploration of the El Potosi site has been temporarily suspended.

Potosi Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that at this time no environmental impact study has been conducted at San Felipe-El Potosi or the El Capulin mines.

Hormiguero Mine ("Hormiguero")

Hormiguero Location

The Hormiguero is located approximately five miles southeast from the SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador, Central America. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

Hormiguero Current Status

The Joint Venture is planning to develop an exploration program on the 5,000 acre site. An application for exploration has been filed on September 6, 1993 with the Department of Energy, Mines and Hydrocarbons, a division of the El Salvador Minister of Economy's office. In order to comply with the El Salvadoran Mining Law adopted during February 1996, an exploration application was filed on April 21, 1997. The Joint Venture has temporarily suspended all of its activities until such time as the question of a concession/license will be resolved.

Modesto Mine

Modesto Mine Location

The Modesto Mine is located due north of the town of El Paisnal,  approximately
 19 miles north of the capital city, San Salvador, in the Republic of El Salvador, Central America.

Modesto Mine Present Status

On or about September 2, 1993, the Joint Venture through one of its employees, filed an application with the El Salvador Minister of Economy, Department of Energy, Mines and Hydrocarbons to explore the 4,000 hectares (9,800 acres) of property known as the Modesto Mine. The application, together with the consent to explore this area from the property owners owning more than 25% of total area, has been submitted to the El Salvador Director of Energy, Mines and Hydrocarbons. Also, the Joint Venture had submitted its original plan to this governmental agency on January 24, 1994, outlining its exploration program. In order to comply with the current mining regulations adopted by the Government of El Salvador during February 1996, the Joint Venture filed an exploration concession application on April 21, 1997.

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

On April 22, 1997, a current exploration concession was filed with the El Salvador Minister of Economy's office in order to comply with the El Salvadoran Mining Law adopted in February 1996. During July 1997, the Minister of Economy awarded the concession to others. Since the Joint Venture has leases on the surface of key real estate, it cannot be forced to allow others to operate a mine on this key part of the property. The Joint Venture, upon advice of its legal counsel, intends to file an application for a concession (license) on the property it leases.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies except that no environmental impact study is being conducted at Montemayor at this time.

San Cristobal Mill and Plant ("SCMP") Recovery and Processing System

SCMP Location

SCMP is located near the city of El Divisadero (bordering the Pan American Highway), and is approximately 13 miles east of the city of San Miguel, the second largest city in the Republic of El Salvador, Central America.

SCMP Lease Agreement

Although the Joint Venture owns the mill, plant and related equipment, it does not own the land and certain buildings. On November 12, 1993, the Joint Venture entered into an agreement with Corsain to lease approximately 166 acres of land and the buildings for a period of ten years. The annual rental charge was U.S. $11,500, payable in advance, and was subject to annual increases based on the United States' percentage rate of inflation. The annual rental, including inflation charges, increased to $16,331 beginning on November 1, 2000. Also as agreed, an $11,500 security deposit was required and this deposit is subject to an annual increase based on the U.S. inflation rate. The premises are strategically located to process gold ore from the other mining prospects that are in the exploration stage.

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

The Company's engineers recommended that this processing system be retrofitted and converted to process the SSGM tailings by a cyanidation carbon-in-leach
(CIL) system to recover the residual cyanide soluble precious metals. The first pouring of gold on a test basis took place on March 31, 1995. The SCMP was operated on a "start-up and build-up" to a gradual full capacity system during this trial and modification period.

Current Status

The start-up, testing and adjustment stage of processing the remaining SSGM tailings via trucking this ore to the SCMP has continued and the Joint Venture is still in its preliminary stage of producing gold. The SCMP is being designed to process up to 500 tons of virgin ore per day. The SCMP operations were suspended as of December 31, 1999, as the plant and equipment required a major overhaul in order to place it in operating condition.

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

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access via the underground workings or from the surface of the main ore body. This gold ore will have to be crushed and pulverized, which increases the cost, but is expected to yield a 90% or higher recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, is expected to be substantially more than the cost involved, providing that the world gold market price does not continue to decline to a level of unprofitability.

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

The gold ore is received at the SCMP where it is weighed, logged, and sampled. Weighing is performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The excess gold ore is then unloaded at the SCMP site and stockpiled in an area which was developed to allow storage of more than 50,000 tons.

SCMP Personnel

The SCMP employees, during this past year's start-up testing period (including its own trained security personnel) total about 144 persons. The SCMP was operated 24 hours per day, seven days per week and 52 weeks per year. During the fourth quarter of this fiscal year, the Joint Venture has suspended the SCMP's operations and placed the facilities on a care and maintenance status until such time as the Company has sufficient funds to overhaul and expand this mill and plant.

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

Comseb Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of fire assays have been completed through March 31, 2001. This total does not include the assays that were performed for production purposes.

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

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2001.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names and ages of each of the present executive officers and managers of the Company together with the principal positions and offices held by each as of the end of the Company's fiscal year ended March 31, 2001.

                                 Age as of            Executive Offices Held             Period Served
           Name                March 31, 2001            With Company (1)                In Office (2)
           -----               --------------            ----------------                -------------
Edward L. Machulak                   74          President, Chief Executive,
                                                 Operating and Financial Officer
                                                 Treasurer                          9/14/62 to present
                                                                                    06/78  to present
Edward A. Machulak                   49          Executive Vice President           10/16/92 to present
(Son of the President)                           Secretary                          1/12/87 to present
                                                 Assistant Secretary                4/15/86 to 1/12/87
Luis A. Limay                        59          Project and Mine Manager           10/86 to 1995
                                                 Manager of El Salvador
                                                 Operations                         03/95 to present

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

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee, and is the President and Treasurer of the Company. Attorney John E. Machulak (son of Edward L. Machulak) of the law firm of Machulak, Robertson & O'Dess, S.C. is the legal counsel for the Company.

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

He is also a Director, Vice President and Secretary of: Homespan Realty Co., Inc. and San Luis Estates, Inc.; and is a Director and Secretary of San Sebastian Gold Mines, Inc. He has been a Director and Secretary of Ecomm Group Inc. and was elected President on May 17, 2000.

His business experience is as follows: Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution center from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of MacPak, a developer of an Internet City Guide, since September 26, 1996 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities.

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

The following table reflects the range of high and low trade prices of the common shares as reported by Nasdaq or the OTCBB for the period ended March 31, 2001 and the highest and lowest trade price during each quarter through the period ended March 31, 2000.

For the period ended                                 March 31, 2001                 March 31, 2000
                                                   High           Low            High             Low
First quarter ending June 30                   $0.4375        $0.1562       $1.25000         $0.25000
Second quarter ending September 30             $0.2969        $0.1250       $1.40625         $0.40625
Third quarter ending December 31               $0.1719        $0.0469       $0.67000         $0.28125
Fourth quarter ending March 31                 $0.1250        $0.0625       $1.46875         $0.28125

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2001, the common shares were held by approximately 4,085 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 2001, there were approximately 1,726 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,359.

As of March 31, 2001,  there were issued and  outstanding:  (a) 15,794,008 shares of common stock; and (b) 920,000 stock options to purchase common stock.

(c)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2001. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.




Item 6.  Selected Financial Data

The following table sets forth certain consolidated financial data for the respective periods presented and should be read in conjunction with the
Consolidated   Financial   Statements  and  the  related  notes   thereto,   and
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations:

                               Year Ended March 31
                                        -------------------------------------------------------------------------------------------
                                                  2001            2000           1999           1998             1997
                                                  ----            ----           ----           ----             ----
Income statement data
Total revenue                            $     242,182   $     480,615   $    847,702    $ 1,295,908   $       59,009
                                         =============   =============   ============    ===========   ==============
Income (loss) from continuing
operations                               $     129,790    $  (396,232)  $    (90,266)   $    118,603   $      (5,141)
                                         =============    ============  =============   ============   ==============

Income (loss) from continuing operations per share:

  Basic                                      $           $     (.0326)        $            $           $      (.0006)
                                             =========   =============        =======      =========   ==============
                                                 .0092                        (.0081)          .0115
                                                 =====                        =======          =====
  Diluted                                    $           $     (.0282)       $     (       $           $      (.0005)
                                             =========   =============       ========      =========   ==============
                                                 .0086                         .0070)          .0100
                                                 =====                         ======          =====
  Weighted average shares - basic           14,174,662      12,172,867     11,165,127     10,358,132        8,136,286
                                         =  ==========  =   ==========  == ==========  == ==========  ====  =========
  Weighted average shares - diluted         15,094,662      14,053,002     12,813,368     11,783,532        9,727,646
                                         =  ==========  =   ==========  == ==========  == ==========  ====  =========
  Cash dividends per common share        $              $               $              $              $
                                         ==============================================================
                                                     0               0              0              0                0
                                                     =               =              =              =                =

Balance sheet data
  Working capital*1                      $     152,906   $     420,963  $     430,833  $     614,554   $     660,596
                                         =============   =============  =============  =============   =============
  Total assets                             $30,302,685     $29,856,201    $27,586,801    $25,799,651      $23,169,121
                                           ===========     ===========    ===========    ===========      ===========
  Short-term obligations*1                $  9,998,955     $10,231,272   $  8,911,087   $  7,270,772     $  6,029,195
                                          ============     ===========   ============   ============     ============
  Long-term obligations                  $              $               $              $     135,000    $     145,000
                                         ===========================================================    =============
                                                     0               0            0
                                                     =               =            =
  Shareholders' equity                     $20,303,730     $19,624,929    $18,675,714    $18,393,879      $16,994,926
                                           ===========     ===========    ===========    ===========      ===========

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

The following discussion provides information on the results of operations for the three years ended March 31, 2001, 2000 and 1999 and the financial condition, liquidity and capital resources for the same three-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Restatement of Prior Period Financial Statements

Accounting Overview

A redefined structure of the financial statements for the fiscal years ended March 31, 2001, 2000 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2001, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Company's Current Status

Precious Metal Mining

The Joint Venture has produced gold from March 31, 1995 through its fiscal period ended December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993.

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities. There is also much uncertainty at this time relative to the price of gold which in the past months reflected a wide range of price fluctuations.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities.

The Company has entered into a non-exclusive independent consulting arrangement for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It has suspended exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine and its extension the El Capulin Mine. An application for a concession is pending. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the Government of El Salvador's decision on the applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct an exploration program to develop additional gold ore reserves at the SSGM.

Since the Joint Venture in 1995 commenced producing gold at the SCMP, albeit a very exiguous operation, and a forerunner of its greater goals, the Company's revenues, profitability and cash flow will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, or political and economic conditions. The combined effect of these and other factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses.

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

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's common shares presently compels it from using its shares in an exchange for an acquisition of an Internet company because of substantial dilutive effect it would have. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology in connection with the web portal. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

Results of Operation for the Fiscal Year Ended March  31, 2001 Compared to
 March 31, 2000 on a Restated Basis
------------------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net profit of $129,790 or $.0092 per share for this fiscal year compared to a net loss of ($396,232) or ($.0326) per basic share for its fiscal year ended March 31, 2000. This profit for the fiscal year was primarily from the sale of real estate. The Directors decided that it would be in the best interest of the Company to reduce debt by selling the encumbered non-income producing assets. Without this net profit of $163,050, there would have been a loss of ($33,260). Depreciation of $320,491 contributed substantially to the 2000 year loss. In fiscal 2001 there was no El Salvador added value tax refund recorded as income whereas in 2000, $86,411 was refunded.

The Joint Venture suspended its gold mining and processing due to its need to rehabilitate, overhaul, and expand the SCMP, and due to the continuous decline and instability in the price of gold.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2001 or 2000. Additionally, although the Company has operating tax loss carryforwards, the Company has not previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2001 or 2000. Management of the Company anticipates that inflation will have an impact on continuing operations.

Interest expense in the sum of $1,063,468 was capitalized by the Joint Venture during this fiscal period compared to $923,726 for the same period in 2000.

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

Results of Operation for the Fiscal Year Ended March 31, 2000 Compared to March 31, 1999 on a Restated Basis
-------------------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($396,232) or ($.0326) per basic share for its fiscal year ended March 31, 2000 compared to a loss of ($90,266) or ($.0081) per share for the same previous fiscal year. This 2000 increased loss results primarily from the depressed sale price of gold and the fact that less gold was produced and sold. Depreciation expense, for the fiscal year ended March 31, 2000, was $320,491 compared to $338,797 for the period ended March 31, 1999. The other income and the income derived from the El Salvadoran added tax value refund of $86,411 for 2000 and $213,491 for 1999, reduced the losses.

During the nine-month period of gold processing, the Company sold 1,499 ounces of gold and 463 ounces of silver at an average realized price of $276 an ounce, for a gross total of $413,712. This compares with producing 2,684 ounces of gold and 836 ounces of silver produced during its twelve-month period ended March 31, 1999, for a total of $785,526. In addition, the Joint Venture held approximately 100 ounces of gold in its inventory valued at $28,000 compared to a value of $75,324 for the same period in 1999. The Joint Venture suspended its gold mining and processing due to its need to rehabilitate, overhaul, and expand the SCMP and the continuous decline and instability in the price of gold.

Financing Activities, Liquidity and Capital Resources

During this fiscal period ended March 31, 2001, the Company reduced the notes payable by a sum of $2,056,063 as follows: the sale of the Company's restricted common shares and land to related parties reduced the notes payable by $1,532,050; and the fulfillment of the Company's obligation to issue restricted common shares to an unrelated party reduced the debt by $524,013.

A total of 2,405,079 common shares were issued for a sum of $837,461 during this fiscal period. These shares were issued for the following: 618,500 shares ($69,850) for Director, Officer, and employee compensation; 1,586,579 shares ($747,611) for payment of debt; and 200,000 shares ($20,000) for cash.

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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production. A sum of U.S. $16 million would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to expand the operation to 6,000 tons per day.

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture or merging with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The
Company was unable to obtain sufficient funds during this fiscal year to continue to modify, overhaul, retrofit, and expand the SCMP or for its open-pit, heap-leach operation.

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production would be 113,000 ounces of gold at the SSGM. The use of the
$16,000,000 proceeds is as follows: $8,000,000 for mining equipment and a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and $4,966,452 for the working capital. The existing depressed price of gold and the Company's unbelievably low common share market price are major deterrents in raising cash for the Company's programs.



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

From September 1987 through March 31, 2001, the Company has advanced the sum of $32,519,136 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $33,109,401. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

Employees

As of March 31, 2001, the Joint Venture employed approximately 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the El Salvador Eastern Zone. Also, the Company employs approximately four persons (plus part-time help) in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay to its employees and therefore it had to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month's pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.



Company Advances to the Joint Venture

Since September 1987 through March 31, 2001, the Company, and three of its subsidiaries, have advanced to the Joint Venture $33,109,401. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $16,973,241 through March 31, 2001. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated in these financial statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available.

Environmental Regulations

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

Dividends

For the foreseeable future, it is anticipated that the Company will use any earnings to finance its growth and expansion, therefore, dividends will not be paid to shareholders.

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



















55

Item 8.  Financial Statements and Supplementary Data

                                                          Index to Consolidated Financial Statements
                                                               And Supplementary Financial Data

                                                                                                                Page

Report of Independent Public Accountant........................................................................44

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2001 and 2000...............................................45
Consolidated Statements of Operations, Years Ended March 31, 2001, 2000 and 1999...............................46
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2001, 2000 and 1999....................................................................47
Consolidated Statements of Cash Flows, Years Ended March 31, 2001, 2000 and 1999...............................48
Notes to Consolidated Financial Statements.....................................................................50

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statements Schedules.........................................74

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.




                                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



To the Shareholders and Board of Directors of Commerce Group Corp.:

I have audited the accompanying consolidated balance sheets of Commerce Group Corp. ("Company"), a Wisconsin Corporation, and its subsidiaries, as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. and its subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



Milwaukee, Wisconsin
May 9, 2001


                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Balance Sheets--March 31

                                                                                       2001
                                                                           ----------------
                                                                                                       2000
                                                                                                       ----
                                                   ASSETS
 Current assets
   Cash                                                                      $       24,401    $     313,940
   Investments                                                                      232,068          232,068
   Accounts receivable                                                              275,465          275,162
   Inventories                                                                       39,562           67,562
   Prepaid items and deposits                                                        33,981           58,680
                                                                           ----------------  ---------------
     Total current assets                                                           605,477          947,412

 Real estate (Note 5)                                                                23,336        1,179,836
 Property, plant and equipment, net                                               3,376,422        3,039,127
 Mining resources investment                                                     26,297,450       24,401,376
 Other investments                                                                                   288,450
                                                                           ------------------------- -------
                                                                                          0
   Total assets                                                                 $30,302,685      $29,856,201
                                                                                ===========      ===========
                                                 LIABILITIES
 Current liabilities
   Accounts payable                                                           $     452,571   $     526,449
   Notes and accrued interest payable to related parties  (Notes 6 & 7)           5,610,380       5,992,633
   Notes and accrued interest payable to others (Note 6)                            720,572       1,204,239
   Accrued salaries                                                               2,288,015       1,839,015
   Accrued legal fees                                                               308,286         260,926
   Other accrued expenses                                                           619,131         408,010
                                                                           -------  -------  --------------
       Total liabilities                                                          9,998,955      10,231,272

 Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                                            SHAREHOLDERS' EQUITY
 Preferred Stock
   Preferred stock, $0.10 par value:
   Authorized 250,000 shares;
   Issued and outstanding
   2001-none; 2000-none (Note 10)                                                         $               $
                                                                                          0               0

 Common stock, $0.10 par value:
   Authorized 50,000,000 shares; (Note 10)
   Issued and outstanding:
   2001-15,794,008 (Note 10)                                                      1,579,401       1,388,893
   2000-13,888,929 (Note 10)
 Capital in excess of par value                                                  18,760,849      18,402,346
 Retained earnings (deficit)                                                       (36,520)       (166,310)
                                                                           ------- --------  --------------
     Total shareholders' equity                                                  20,303,730       19,624,929
                                                                            --   ----------  --   ----------
     Total liabilities and shareholders' equity                                 $30,302,685      $29,856,201
                                                                                ===========      ===========

                                    The accompanying  notes are an integral part
of these consolidated financial statements.


                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Statements of Operations
                                                                  For the Year Ended March 31


                                                                       2001              2000            1999
                                                                       ----              ----            ----
Revenues:
  Gold sales                                                              $     $     413,713   $     785,526
                                                                          0
  Campground income                                                  75,470            66,902
                                                                                                       62,176
  Real estate sales - net profit                                    163,050
                                                            ------  -------
                                                                                            0               0
                                                                                            -               -
    Total revenues                                                  238,520           480,615         847,702

Expenses:
  Cost of gold sales                                                      0           376,007         601,111
  Depreciation                                                            0           320,491         338,797
  General and administrative                                        112,392           266,894         211,797
                                                            ------  -------  -------  -------  --------------
    Total expenses                                                  112,392           963,392       1,151,705

Other income:
  Interest income                                                     3,662               134             246
  El Salvador added value tax refund                                                   86,411         213,491
                                                            ---------------- -------   ------  --------------
                                                                          0
    Other income                                                      3,662            86,545         213,737
                                                            --------- -----  -------   ------  --------------

Net profit (loss)                                               $   129,790       $ (396,232)    $   (90,266)
  Credit (charges) for income taxes
                                                                          0                 0               0
                                                                          -                 -               -
Net income (loss) after income tax credit (charge)              $   129,790       $ (396,232)    $   (90,266)
                                                                ===========       ===========    ============

Net income (loss) per share (Note 2) basic                    $       .0092     $     (.0326)   $     (.0081)
                                                              =============     =============   =============

Net income (loss) per share (Note 2) diluted                  $       .0086     $     (.0282)   $     (.0070)
                                                              =============     =============   =============

Weighted av. common shares outstanding (Note 2)                  14,174,662        12,172,867      11,165,127
                                                                 ==========        ==========      ==========

Weighted av. diluted common shares (Note 2)                      15,094,662        14,053,002      12,813,368
                                                                 ==========        ==========      ==========


                                    The accompanying  notes are an integral part
of these consolidated financial statements.


                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                  Consolidated Statements of Changes in Shareholders' Equity
                                                       For the Years Ended March 31, 2001, 2000 and 1999


                                                     Common Stock
                                   -----------------------------------------------------
                                                                                      Capital in      Retained
                                                      Number of                       Excess of       Earnings
                                                                        Par           Par Value       (Deficit)
                                                     Shares            Value

Balances March 31, 1998                               11,039,670       $1,103,967      $16,969,724    $   320,188

Net income (loss) for FY March 31, 1999                                                               $  (90,266)

  Dir./off./employee/services comp.                      214,234           21,423           89,962
  Payment of debt                                        238,123           23,812          190,779
  Cash                                                    85,500            8,551           37,574      _________
                                                 -------  ------  --------- -----  ---------------
Balances March 31, 1999                               11,577,527       $1,157,753      $17,288,039    $   229,922

Net income (loss) for FY March 31, 2000                                                                $(396,232)

  Dir./off./employee/services comp.                    1,014,445          101,445          471,373
  Payment of debt                                        796,957           79,695          404,484
  Investments                                            500,000           50,000          238,450       ________
                                                 -----   -------  -----    ------  -----   -------
Balances March 31, 2000                               13,888,929        1,388,893       18,402,346     $(166,310)

Net income (loss) for FY March 31, 2001                                                                $  129,790

  Dir./off./employee/services comp.                      618,500           61,850            8,000
  Payment of debt                                      1,586,579          158,658          588,953
  Cash                                                   200,000           20,000                0
  Common shares cancelled                              (500,000)         (50,000)        (238,450)       ________
                                                 --    ---------  --     --------  --    ---------
Balances March 31, 2001                               15,794,008        1,579,401       18,760,849     $ (36,520)
                                                      ==========        =========       ==========     ==========



                                    The accompanying  notes are an integral part
of these consolidated financial statements.



                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Statements of Cash Flows
                                                                 For the Years Ended March 31


                                                                                 2001            2000             1999
                                                                        -------------  --------- ----  --------   ----
Operating activities:
  Net income (loss)                                                         $ 129,790     $ (396,232)      $  (90,266)
                                                                            ---------     -----------      -----------
Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
Depreciation                                                                        0         320,491          338,797
Changes in assets and liabilities
  Decrease (increase) in account  receivables                                   (303)          83,607           93,765
  Decrease (increase) in inventories                                           28,000          88,860           48,877
  Decrease (increase) in prepaid items and deposits                            24,698         (9,003)            1,871
  Decrease (increase) in real estate                                        1,156,500               0                0
  Increase (decrease) in accounts payable and accrued liabilities             137,243          73,659           57,316
  Increase (decrease) in accrued salaries                                     449,000         165,000          165,000
  Increase (decrease) in accrued legal fees                                    47,359          63,787           22,058
                                                                        -------------  ------- ------  -------  ------
  Total adjustments                                                         1,842,497         786,401          727,684
                                                                        --  ---------  -----  -------  -----   -------
  Net cash provided by (used in) operating activity                         1,972,287         390,169          637,418

Investing activities:
  Investment in mining resources                                          (2,233,369)     (2,166,900)      (2,269,928)
  Investments - other                                                         288,450       (334,336)
                                                                        ----- -------  ---  ---------
                                                                                                                     0
  Total                                                                   (1,944,919)     (2,501,236)      (2,269,928)

Financing activities:
  Net borrowings                                                            (865,919)       1,017,739        1,260,943
  Common stock issued                                                         549,011       1,345,447          372,101
                                                                        ----  -------       ---------  ----    -------
Net cash provided by (used in) financing activities                         (316,908)       2,363,186        1,633,044

Net increase (decrease) in cash and cash equivalents                        (289,540)         252,119              534
Cash - beg. of year                                                           313,940          61,821           61,287
                                                                        ----- -------  ------- ------  ------   ------
Cash - end of year                                                       $     24,400     $   313,940      $    61,821
                                                                         ============     ===========      ===========

                                    The accompanying  notes are an integral part
of these consolidated financial statements.

                  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                               Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

1. The following amounts of interest expense paid or accrued were capitalized: $1,063,468 (2001), $923,726 (2000), and $767,459 (1999).

2. There was no interest expense paid in cash for the periods ended March 31, 2001 or 2000; $8,838 was paid in 1999.

3. The Company paid no income taxes during its fiscal periods ended March 31, 2001, 2000, and 1999.

4.       The investment  consists of securities  held for the Employee
Benefit  Account stated at cost and precious  stones,  which are stated at the lower of
         cost or market value.

5. Accounts receivable consist of an amount advanced to Misanse, a 52%-owned Corporation, which will be an offset for rental charges included in the accounts payable due to the Joint Venture.

6. Inventory consists of consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for employee severance pay and benefits, for director fees, officer compensation and for other services rendered:

                                            Shares           Value
                               2001        618,500       $  69,850
                               2000      1,014,445        $572,818
                               1999        214,234        $111,385

2. Other non-cash items were for the unpaid salary and director, officer and legal fees; this amounted to $449,360 for 2001, $228,787
for 2000,  and   $187,057 for 1999.

3. There were no non-cash equipment financing activities in 2001, 2000, or 1999.




                                    The accompanying  notes are an integral part
of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        Notes to the Consolidated Financial Statements
                                              March 31, 2001

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

      As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher level.

      The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing separate programs. It did produce gold on a start-up (not full production) basis, and as of December 31, 1999, it temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site. It plans to begin its open-pit, heap-leaching process on the SSGM site upon receipt of adequate funds. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. In addition, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture is erecting its crushing system at the SSGM site.

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

                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Notes to the Consolidated Financial Statements (Continued)
                                                     March 31, 2001


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

      On July 31, 2000, the Company and Ecomm entered into a Settlement, Rescission, and Mutual Release Agreement with Interactive Business Channel, Inc. and Mr. Matthew Marcus, as an individual. Reference is made to the Company's Securities and Exchange Commission Form 10-Q filing for the quarterly period ended September 30, 2000, in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and in "Part II Financial Information, Item 1. Legal Proceedings" for a complete description of a lawsuit that has been settled in favor of the Company.

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

(2)  Significant Accounting Policies

Restatement of Prior Period Financial Statements

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of March 31, 2001, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The  consolidated  statements  of operations  through  March 31, 2001 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

Accounts Receivable

The accounts receivable primarily consists of the amount advanced to Mineral San Sebastian, S.A. de C.V. (Misanse) which will be offset for the rental charges included in the accounts payable due to the Joint Venture.

Intercompany Balances

All intercompany balances and transactions have been eliminated.

Inventory

Inventory consists of consumable supplies.

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

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expense include the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate most of its fixed assets.

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

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries (See Note 9). The Joint Venture files a U.S. partnership return.

Comprehensive Income

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company believes that it has no material items or other comprehensive income in any period presented in the accompanying financial statements.

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

If on March 31, 2001, 920,000 option shares were added to the weighted number of shares which amount to 14,174,662 common shares issued and outstanding, the total number of fully diluted shares would amount to 15,094,662. The income per share for this period ended March 31, 2001, would then be $.0086 cents per share. The same assumptions were used for the same 2000 fiscal period.

Foreign Currency

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about
8.75 colones per U.S. dollar. This exchange rate has been fairly stable since 1994. In this environment, based on the free convertibility of colones, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa. As of January 1, 2001, El Salvador has adopted the U.S. dollar system and pegged the exchange rate at 8.75 colones to one U.S. dollar.

Major Customer

The Joint Venture produced gold and silver. It sold its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                                           March 31, 2001                                    March 31, 2000
                           ---------------------------------------------------------------------------------------------------
                                            Accumulated                                       Accumulated
                               Cost         Amortization         Net            Cost          Amortization          Net
Mineral   Properties  and
Deferred Development       $26,297,450                      $26,297,450     $24,401,376                        $24,401,376

Property, Plant and
Equipment                      5,822,021      2,445,599         3,376,422       5,353,046       2,313,919          3,039,127
                           -------------  --  ---------     -------------   -------------  --   ---------      -------------
                           $32,119,471       $2,445,599     $29,673,872     $29,754,422        $2,313,919      $27,440,503
                           ===========       ==========     ===========     ===========        ==========      ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand these facilities, no depreciation has been recorded during this fiscal year.

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

Investments in Joint Venture

As of March 31, 2001, the Company's investments, including charges for interest expense to the Joint Venture, were $32,519,136 and three of the Company's subsidiaries' advances were $590,265 for a total of $33,109,401.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2001 and 2000, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                                                       2001           2000
                                                                                       ----           ----
The Company's advances (net of gold sale proceeds) since 09/22/87                   $32,519,136     $27,346,238
The Company's initial investment in the Joint Venture                                 3,508,180       3,508,180
Sanseb's investment in the Joint Venture                                              3,508,180       3,508,180
Sanseb's investment in the mining projects and amount due to the Company
                                                                                     29,505,884      26,368,951
Total:                                                                               69,041,380      60,731,549
Advances by the Company's three subsidiaries                                            590,265         590,265
                                                                                ------- -------  --------------
Combined total investment                                                           $69,631,645     $61,321,814
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

San Felipe-El Potosi Mine ("Potosi")

(a)  Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals and under the following basic terms and conditions:

1. The lease payment will be five percent of the gross receipts derived from the production of precious metals from this site which wil
l be payable
     monthly.

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

(5)  Synopsis of Real Estate Ownership and Leases

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador are as follows: the Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador.

(6)  Notes Payable and Accrued Interest

                                                03/31/01           03/31/00
Related Parties

Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the undeveloped land, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral (Note
7)
                                        $5,610,380         $5,992,633
Other

Short-term notes and accrued interest (March 31, 2001, $382,625 and March 31, 2000, $342,279) issued to creditors and other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage  on a certain  parcel  of land  pledged  as  collateral  located  in El
Salvador.
                                                 720,572          1,204,239
                                    -----        -------   --     ---------

                            Total:             $6,330,952         $7,196,872
                                               ==========         ==========

(7)  Related Party Transactions

The Company,  in an attempt to preserve  cash, had prevailed on its President to accrue his salary for the past 20 years, including vacation pay, for a total of $2,279,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2001:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,676,503. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 2001, an aggregate of $599,768, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On August 14, 2000, the Directors, in order to reduce corporate debt and to provide liquidity to the ELM RIRA, authorized the Officers of the Company to sell to it, a total of 600,000 of the Company's restricted common shares at a price of twenty-five cents a share (the market price during the period of April 1, 2000 through August 14, 2000 ranged from a low of $.16 to a high of $.50 per share). On December 7, 2000, the payment for these shares was made by a reduction of $150,000 of the debt owed to the ELM RIRA. In addition, the Directors authorized the Officers of the Company to negotiate the sale of its non-income producing asset (all of the precious stones and jewelry) to the ELM RIRA at the Company's book value of $172,100, which payment would reduce the amount due to the ELM RIRA. Also, the Directors acknowledged that as of March 31, 2000, 19 months of vacation pay was due to the President, and this transaction was recorded on the Company's records during the third quarter of this fiscal year. An additional month of vacation pay was added as of March 31, 2001, for a total of twenty months of vacation pay.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company returned all of the 110,000 common shares borrowed from him during this fiscal year and the 984 common shares due to him for accrued interest by issuing the same number of restricted common shares. It may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

The President,  as an individual,  and not as a Director or Officer of the Company,  presently owns a total of 467 Misanse common shares.
  There are a total of
2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2001:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $926,205; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On January 10, 1997, four-year stock options were issued to the related company to purchase 68,000 of the Company's restricted common shares at a price of $3.00 per share. These stock options were not exercised and have expired. On July 12, 1999, two-year stock options were issued to the related company to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share.

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

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2001:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $312,459 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its non-income producing assets to the SM RIRA in exchange for the reduction of debt owed to the SM RIRA. It was agreed to sell to the SM RIRA, 43 parcels of land located in the San Luis North Estates Subdivision for a sum of $64,500, 12 lots consisting of approximately one acre located in Fort Garland, Colorado for the sum of $6,000 and 250,000 of the Company's restricted common shares at a price of $.25 a share or $62,500. Pursuant to a Directors' resolution adopted on August 14, 2000, the following transactions were concluded: on December 7, 2000, the SM RIRA purchased 250,000 of the Company's restricted common shares at a price of $.25 a share, and during the fiscal period the SM RIRA consummated the purchase of all of the Costilla County parcels of land as described above.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. This transaction was recorded on the Company's records during this fiscal year as an accrual.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $308,286 for 1,868.4 hours of legal services rendered from July 1980 through March 31, 2001. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $95,445 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 274,000 common shares in lieu of any cash compensation for all amounts due to them as of March 31, 2001.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses on a full production basis. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations.
However, a separate accounting is maintained for the purpose of demonstrating what is due to the Company.

Company Net Advances to the Joint Venture
                                                                              Total Advances       Interest Charges
Balance March 31, 2000                                                           $27,346,328            $13,049,585
  Advances during fiscal year ended March 31, 2001                                 5,172,808              3,923,656
                                                                       ----        ---------   ----       ---------
  Total Company's net advances                                                    32,519,136             16,973,241
  Advances by three of the Company's subsidiaries                                    590,265                      0
                                                                       -------       -------   ------------------ -
  Total net advances as of March 31, 2001                                        $33,109,401            $16,973,241
                                                                                 ===========            ===========

(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  Income Taxes

At March 31, 2000, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $4,580,120 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2015.


(10)  Description of Securities

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 15,794,008 shares were issued and outstanding as of March 31, 2001. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2001 or 2000.

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

c.  Stock option activity during 2001, 2000, and 1999 was as follows:

                                     03/31/01                    03/31/00                    03/31/99
                             ------------------------------------------------------------------------------------
                                            Weighted                    Weighted                    Weighted
                                  Option     Average         Option     Average     Option Shares    Average
                                   Shares     Price           Shares     Price                        Price
Outstanding, beg. yr.           1,254,900     $2.19          977,400     $3.28          1,327,400     $3.42
Granted                           150,000     $0.12          660,000     $0.50             70,000     $0.75
Exercised                               0      N/A         (160,000)      N/A                   0      N/A
Forfeited                               0      N/A                 0      N/A                   0      N/A
Expired                         (484,900)      N/A         (222,500)      N/A           (420,000)      N/A
                                ---------      ---         ---------      ---           ---------  -   ---
Outstanding, end of yr.           920,000     $1.27        1,254,900     $2.19            977,400     $3.28
                             ===  =======     =====        =========     =====      ===   =======     =====

A summary of the outstanding stock options as of March 31, 2001, follows:

                                            Weighted Average
 Range of Exercise         Amount        Remaining Contractual       Weighted Average
       Prices            Outstanding              Life                Exercise Price
    Up to $2.99             720,000            1.20 years                 $0.44
   $3.00 to $5.00           200,000            0.82 years                 $4.25

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

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2001, there were no shares due to other parties for shares borrowed or for interest payment.

On June 1, 1998 correspondence, together with a loan agreement, had been submitted to a lender for execution in connection with the Company's understanding of a stock loan arrangement. The lender verbally acknowledges the loan agreement and the terms and conditions. The Company borrowed from the lender 125,300 common shares of a non-related, publicly-held corporation and sold them for approximately $524,013. The lender had, until January 15, 2000, the option of demanding payment of the principal amount of the stock loan in return for the 125,300 shares borrowed plus interest in the form of 64,845 of the Company's restricted common shares or the lender could accept payment in the form of a total of 625,595 of the Company's restricted common shares. On January 15, 2000, via written correspondence, the lender exercised his option to accept the 560,750 Commerce Group Corp. restricted common shares in full payment for the Company's outstanding obligation. After the Company received the appropriate agreements, it caused its transfer agent on October 23, 2000 to issue 625,595 of the Company's restricted common shares in full payment of the amount due to the lender.

f.  S.E.C. Form S-8 Registration

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission. As of March 31, 2001, from the 1,000,000 shares registered 800,376 were issued, and 199,624 shares remain to be issued.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The Company on December 10, 1999, issued 400,000 of its common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. Subsequently, on January 26, 2000, it issued an additional 400,000 common shares registered in its Securities and Exchange Commission Form S-8 Registration Statement. The CGCEBA has sold some of these shares from time to time to meet its obligations to its El Salvadoran employees. There remain 150,000 of the Company's common shares in the account as of March 31, 2001.

(11)  Litigation

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

(12) Commitments and Contingencies

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







(13) Business Segments

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

The Company has presently three reportable segments: mining, campground operation, and other. The mining segment was engaged in the processing of gold. The campground operation is to lease space on an annual, monthly, or daily basis. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded.

                                           Mining *1
                                         El Salvador,            Campground
                                        Central America       Missouri, U.S.A.        Corporate Headquarters
Year ended March 31, 2001
  Sales and revenues                   $                0            $    189,020            $ 53,162
  Depreciation & amortization                           0                       0                      0
  Operating income (loss)                               0                 146,349              (16,559)
  Total assets                                 30,046,855                       0             255,830
  Capital expenditures                          2,233,369                       0                      0

Year ended March 31, 2000
  Sales and revenues                        $     413,713            $     66,902               $            0
  Depreciation & amortization                     320,491                       0                      0
  Operating income (loss)                       (384,759)                (11,473)                      0
  Total assets                                 27,831,734               1,135,500              888,967
  Capital expenditures                          2,166,900                       0                      0

Year ended March 31, 1999
  Sales and revenues                         $    785,526            $     62,176               $            0
  Depreciation & amortization                     338,797                       0                      0
  Operating income (loss)                       (258,179)                       0                      0
  Other mining income                             213,491                       0                      0
  Operating income (loss)                        (44,688)                 (4,268)             (41,310)
  Total assets                                 26,031,841               1,135,500              419,460
  Capital expenditures                          2,269,928                       0                      0

*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None during this fiscal period.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require the Company's executive officers and directors and persons beneficially owning greater than ten percent of the outstanding shares to file reports of ownership and changes in ownership of the Company's shares with the Securities and Exchange Commission and to disclose any late filings. Based solely on a review of the copies of such forms furnished to the Company or representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements were complied with as required.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference in Note 7 of the financial statements and under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

See index to Consolidated Financial Statements and Supplementary Data in Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules..........................................74

Schedule IV (1) Indebtedness of Related Parties................................................................75

Schedule IV (2) Indebtedness to Related Parties................................................................77

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




   Exhibit No.                                     Description of Exhibits
       4          Instruments defining the rights of security holders,

including indentures.

       4.1 Four-Year Stock Option Agreement dated December 14, 1996 to purchase 83,900 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 1997.)

       4.2 Four-Year Stock Option Agreement dated January 10, 1997 to purchase 68,000 common shares at $3.00 per share. (Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K for the year ended March 31, 1997.)

       4.3 Five-Year Stock Option Agreement is to be issued effective as of January 23, 1997, to purchase 200,000 shares at a cost of $4.25 per share. (Incorporated by reference to Exhibit 4.15 of the Company's Form 10-K for the year ended March 31, 1997.)

       4.4 Three-Year Stock Option Agreement dated October 10, 1998 to purchase 10,000 common shares at $.75 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 1999.)

       4.5 Three-Year Stock Option Agreement dated October 20, 1998 to purchase 10,000 common shares at $.75 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended March 31, 1999.)

       4.6 Three-Year Stock Option Agreement dated October 22, 1998 to purchase 20,000 common shares at $.75 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended March 31, 1999.)

       4.7 Three-Year Stock Option Agreement dated October 22, 1998 to purchase 30,000 common shares at $.75 per share. (Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K for the year ended March 31, 1999.)

       4.8 Two-Year Stock Option Agreement dated July 12, 1999 to purchase 500,000 common shares at $0.50 per share. (Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K for the year ended March 31, 2000.)

      4.9*         Three-Year  Stock  Option  Agreement  dated March 13, 2001 to purchase  100,000  common
                   shares at $.10 per share.

      4.10*        Three-Year  Stock  Option  Agreement  dated March 13, 2001 to  purchase  50,000  common
                   shares at $.15 per share.

        9          Voting Trust Agreement--not applicable.




   Exhibit No.                                     Description of Exhibit

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

      10.3         Loan  Agreement  and   Promissory   Note,   Edward  L
 .  Machulak,   October  14,  1988.
                   (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended March 31, 1993.)

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


   Exhibit No.                                     Description of Exhibit

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

     10.17*        Contract for Sale of Real Estate dated August 14, 2000 by
 and between the Company,  its
                   subsdiary, and a related company.

       11*         Schedule of Computation of Net Income Per Share

       13          Annual Report to security holders, Form 10-Q or Quarterly
Report to security holders:

                   Annual Report for the period ended March 31, 2001, will include the Form 10-K and will be submitted within 120 days after the fiscal year end.

       21*         Subsidiaries and Joint Venture of the Company

      23.1*        Consent of Independent Certified Public Accountant

      99.0         Additional Exhibits

      99.1*        Confirmation agreement, General Lumber & Supply Co., Inc.,
 May 14, 2001.

      99.2*        Confirmation Agreement, Edward L. Machulak, May 14, 2001.

      99.3*        Confirmation Agreement,  Edward L. Machulak Rollover
Individual Retirement Account, May
                   14, 2001.

      99.4*        Confirmation  Agreement,  Sylvia Machulak Rollover Individual
  Retirement Account,  May
                   14, 2001.

   Exhibit No.                                     Description of Exhibit

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

      99.7 S.E.C. Form S-8 Registration Statement No. 333-59209 filed under the Securities Act of 1933, as amended, and declared effective July 16, 1998, registering one million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on July 16, 1998.) All of these shares have been issued as of March 31, 2000.

      99.8 S.E.C. Form S-8 Registration Statement No. 333-95397 filed under the Securities Act of
                   1933 as amended and declared effective January 26, 2000, registering one million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C.
                   Form S-8 Registration Statement had been filed on January 26 2000.)

      99.9 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

 COMMERCE GROUP CORP.

 FORM 10-K - MARCH 31, 2001
    PART IV


  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2001.

                                                          COMMERCE GROUP CORP.
                                                          (Company)



                                                By: /s/ Edward L. Machulak
                                                              Edward L. Machulak
                                           Chairman of the Board of Directors,
                                              Member of Executive Committee,
                                             Member of Audit Committee
                                      Director-Emeritus, President, Treasurer,
                Chief Executive, Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

              Name                                        Office                                    Date

/s/ Edward L. Machulak            Chairman  of  the  Board  of   Directors,   Member  of        May 16, 2001
----------------------                                                                          ------------
Edward L. Machulak                Executive   Committee,   Member  of  Audit  Committee,
                                  Director-Emeritus,    President,    Treasurer,   Chief
                                  Executive, Operating and Financial Officer

/s/ Edward A. Machulak            Director,  Member of  Executive  Committee,  Executive        May 16, 2001
----------------------                                                                          ------------
Edward A. Machulak                Vice President and Secretary

/s/ Sidney Sodos                  Director and Member of Audit Committee                        May 16, 2001
----------------                                                                                ------------
Sidney Sodos

/s/ Clayton H. Tebo               Director and Member of Audit Committee                        May 16, 2001
-------------------                                                                             ------------
Clayton H. Tebo


           REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES


My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

In my opinion, the consolidated financial statement information and schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein, all in accordance with accounting principles generally accepted in the United States.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



Milwaukee, Wisconsin
May 9, 2001


                                                      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                                                        SCHEDULE IV (1)
                                                         INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                                                          YEARS ENDED MARCH 31, 2001, 2000, AND 1999


                                          Balance at
                                         Beginning of        Additions to         Deletions to       Balance at End
Name of Person (1)                        Period (3)       Indebtedness (2)       Indebtedness        of Period (3)
------------------                        ----------       ----------------       ------------        -------------

Year ended March 31, 2001
Joint Venture                           $27,936,503       $5,172,898                   $0           $33,109,401

Year ended March 31, 2000
Joint Venture                           $23,744,254       $4,192,249                   $0           $27,936,503

Year ended March 31, 1999
Joint Venture                           $20,090,773       $3,653,481                   $0           $23,744,254


(1) Commerce Group Corp. (90% ownership) and San Sebastian Gold Mines, Inc. (10% ownership), Joint Venture ("Joint Venture"); includes the advances from three of the Company's subsidiaries.

(2) The purpose of the advances is to continue the exploration, exploitation and development of the SSGM and the other mining prospects and activities managed by the Joint Venture which are located in the Republic of El Salvador, Central America. Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold. The construction and erection of the cone crushing system is taking place. Also included are the holding costs.

(3)     Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company's subsidiaries.

                                           Balance at
                                          Beginning of       Additions to         Deletions to         Balance at
Name of Person (1)                           Period        Indebtedness (2)       Indebtedness       End of Period
------------------                           ------        ----------------       ------------       -------------

Year ended March 31, 2001
SSGM                                     $26,368,951      $3,136,933                   $0           $29,505,884

Year ended March 31, 2000
SSGM                                     $23,823,518      $2,545,433                   $0           $26,368,951

Year ended March 31, 1999
SSGM                                     $21,524,975      $2,298,543                   $0           $23,823,518


(1) San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2) The advances to SSGM primarily consist of the interest due to the Company on the outstanding indebtedness.

                                         This Page Left Blank Intentionally.




                                       COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                                                        SCHEDULE IV(2)
                                                                INDEBTEDNESS TO RELATED PARTIES
                                                      CURRENT YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                                              Balance at        Additions to       Deletions to
                                             Beginning of       Indebtedness      Indebtedness           Balance at
Identity of Debtor                              Period              (1)                   (2)           End of Period
-------------------                             ------              ---                   ---           -------------

Year ended March 31, 2001
President of the Company                        $3,072,268       $   604,235(a)   $                0        $3,676,503
President's RIRA                                   646,141           103,627(b)         (150,000)(a)           599,768
President's Affiliated Company                   1,808,514           366,741(c)       (1,249,050)(b)           926,205
President's Wife's RIRA                            384,290            61,169(d)         (133,000)(c)           312,459
President's Son/Daughter-in-Law                     81,420                                                      95,445
                                            ------- ------        ------            ----------------   -------  ------
                                                             14,025(d)            0
                                                             ----------           -
 Total, notes payable                           $5,992,633        $1,149,797      $ (1,532,050)             $5,610,380
                                                ==========        ============    =============             ==========

President's Accrued Salary                      $1,839,015       $   440,000(e)   $                0        $2,279,015
                                                ==========       ===========      ==================        ==========

President's Wife's Consulting Fees          $                   $    219,600(f)   $                0       $   219,600
                                            ===============     ============      ==================       ===========
                                                         0

Legal fees (President's son is a
principal)                                     $   260,926      $     47,360(g)   $                0       $   308,286
                                               ===========      ============      ==================       ===========

Year ended March 31, 2000
President of the Company                        $2,568,600          $503,668(a)   $                0        $3,072,268
President's RIRA                                   550,951            95,190(b)                                646,141
                                                                                  0
President's Affiliated Company                   1,493,026           315,488(c)                              1,808,514
                                                                                  0

Others                                             397,102            68,608(d)                                465,710
                                            -----  -------   ----     ------      ------------------   -----   -------
                                                                                  0
 Total, notes payable                           $5,009,679          $982,954      $                0        $5,992,633
                                                ==========          =========     ==================        ==========

President's Accrued Salary                      $1,674,015        $  165,000(e)   $                0        $1,839,015
                                                ==========        ==========      ==================        ==========

Legal fees (President's son is a
principal)                                     $   197,139       $    63,787(g)   $                0       $   260,926
                                               ===========       ===========      ==================       ===========

Year ended March 31, 1999
President of the Company                        $2,219,984          $348,616(a)   $               0         $2,568,600
President's RIRA                                   469,987            80,964(b)                    0           550,951
President's Affiliated Company                   1,182,709           310,317(c)                    0         1,493,026
Others                                             302,440            94,662(d)                    0           397,102
                                            -----  -------   ---      ------      ------------------   -----   -------
 Total, notes payable                           $4,175,120                        $               0         $5,009,679
                                                ==========                        =================         ==========
                                                             $834,559

President's Accrued Salary                      $1,509,015         $ 165,000(e)   $               0         $1,674,015
                                                ==========         =========      =================         ==========

Legal fees (President's son is a
principal)                                     $   175,082          $             $               0        $   197,139
                                               ===========          ===           =================        ===========
                                                             22,057(f)

(1)(a)(b)The additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

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

         The President's Affiliated Company had been issued the following stock options:

         On January 10, 1997, four-year stock options to purchase 68,000 of the Company's restricted common shares at a price of $3.00 a share. These options expired on January 9, 2001, as the holder of the options did not execute its rights; and

         On July 12, 1999, two-year stock options to purchase 500,000 of the Company's restricted common shares at a price of $0.50 a share.

(1)(d) The additions resulted from accrued interest earned during the fiscal year.

(1)(e) The President's salary of $165,000 was accrued for the entire fiscal year. In addition, the Directors, pursuant to a resolution, compensated the President for vacation pay from April 1, 1981 through March 31, 2001 (20 years at $13,750 or $278,000), for a total of $440,000.

(1)(f) The Directors, pursuant to a resolution adopted on October 20, 2000, recognized that there was due to the President's wife, consulting fees from October 1, 1994, through March 31, 2001, computed as follows: 72 months at $2,800 per month ($201,600), and from October 1, 2000, six months at $3,000 per month ($18,000), for a combined total of $219,600.

(1)(g) The addition of the amounts due to the Law Firm results from legal services rendered.

(2)      Deletions to Indebtedness are reflected as a net to the additions.

(2)(a) Pursuant to a Directors' resolution adopted on August 14, 2000, the President's RIRA, for need of liquidity, purchased on 600,000 of the
 Company's
         restricted common shares at a unit price of $.25 each, for a total of $150,000.

(2)(b) Pursuant to a Directors' resolution adopted on August 14, 2000, the Standing Rock Campground (SRC), which was encumbered and held as collateral by the President's affiliated company, was sold to the affiliate company for the sum of $1,249,050. The agreement also contains the following conditions: if SRC were sold by the affiliate company to an unrelated third party during a period of one year for a sum exceeding the affiliate company's purchase price, the difference, after taking into account all selling expenses, would be applied to reduce the balance of the affiliate company's promissory note. In the event the selling price to a third party would be less than the affiliate company's purchase price, then an addition would be made to the existing balance of the affiliate company's promissory note. Also, adjustments would be made for the interest due to the affiliate company during this period of time.

(2)(c) Pursuant to a Directors' resolution adopted on August 14, 2000, in order to reduce corporate debt, the Directors authorized the Officers of the Company to sell to the President's wife's RIRA, certain non-income producing encumbered assets such as 43 parcels of land located in the San Luis North Estates Subdivision, Costilla County, Colorado, and 12 lots located in Fort Garland, Colorado, for a total sum of $70,500. Also, the Directors authorized the Officers of the Company to sell to the RIRA 250,000 of the Company's restricted common shares at $.25 each, for a total of $62,500. Combined, both transactions totalled $133,000.