Form 10-Q
period 2001-06-30
COMMERCE GROUP CORP /WI/
filed 2001-08-06
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,314,008 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 2001.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

                 FOR THE FIRST QUARTER ENDED JUNE 30, 2001

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2001.

         Consolidated Balance Sheets                                   3

         Consolidated Statements of Operations                         4

         Consolidated Statements of Changes in Shareholders' Equity    5

         Consolidated Statements of Cash Flows                         6

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                23

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            30

Item 2.  Changes in Securities                                        30

Item 3.  Default Upon Senior Securities                               30

Item 4.  Submission of Matters to a Vote of Security Holders          30

Item 5.  Other Information                                            30

Item 6.  Reports on Form 8-K                                          30

     Registrant's Signature Page                                      30

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         June 30, 2001    March 31, 2001
                                          (Unaudited)       (Audited)
                                         -------------    --------------

                               ASSETS
                               ------
Current assets
 Cash                                      $    57,491       $    24,401
 Investments                                   232,068           232,068
 Accounts receivable                           275,465           275,465
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     29,600            33,981
                                           -----------       -----------
  Total current assets                         634,186           605,477

Real estate (Note 5)                            23,336            23,336
Property, plant and equipment, net           3,381,541         3,376,422
Mining resources investment                 26,664,189        26,297,450
                                          ------------      ------------
 Total assets                              $30,703,252       $30,302,685
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   410,013       $   452,571
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             5,913,622         5,610,380
 Notes and accrued interest payable to
  others (Note 6)                              729,670           720,572
 Accrued salaries                            2,333,015         2,288,015
 Accrued legal fees                            308,286           308,286
 Other accrued expenses                        635,329           619,131
                                           ------------      ------------
  Total liabilities                         10,329,935         9,998,955

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2001-none; 2000-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 06/30/2001 - 16,314,008 (Note 10)           1,631,401
 03/31/2001 - 15,794,008 (Note 10)                             1,579,401
Capital in excess of par value              18,786,849        18,760,849
Retained earnings (deficit)                    (44,933)          (36,520)
                                           ------------      ------------
  Total shareholders' equity                20,373,317        20,303,730
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $30,703,252       $30,302,685
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                            2001            2000
                                            ----            ----

Revenues:
 Campground income                   $         0          27,351
                                     ------------     -----------
  Total revenues                               0          27,351

Expenses:
 General and administrative                8,413          28,968
                                     ------------     -----------
  Total expenses                          (8,413)         (1,617)

Other income:
 Interest income                               0           2,080
                                     ------------     -----------
  Other income                                 0           2,080
                                     ------------     -----------

Net profit (loss)                    $    (8,413)     $      463
 Credit (charges) for income taxes             0               0
                                     ------------     -----------
Net income (loss) after income tax
 credit (charge)                     $    (8,413)     $      463
                                     ============     ===========
Net income (loss) per share
 (Note 2) basic                      $    (.0005)     $        0
                                     ============     ===========
Net income (loss) per share
 (Note 2) diluted                    $    (.0005)     $        0
                                     ============     ===========
Weighted av. common shares
 outstanding (Note 2)                 15,799,722       13,888,929
                                     ============     ===========
Weighted av. diluted common
 shares (Note 2)                      16,739,722       15,769,064
                                     ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2001 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                  Capital in    Retained
                           Number of               Excess of    Earnings
                             Shares   Par Value    Par Value    (Deficit)
                          ----------  ----------  -----------  ----------
Balances March 31, 1999   11,577,527  $1,157,753  $17,288,039   $ 229,922

Net income (loss) for
 FY March 31, 2000                                               (396,232)

Shares issued:
 Dir./off./employee/
  services comp.           1,014,445     101,445      471,373
 Payment of debt             796,957      79,695      404,484
 Investments                 500,000      50,000      238,450
                          ----------  ----------   ----------  -----------
Balances March 31, 2000   13,888,929   1,388,893   18,402,346    (166,310)

Net income (loss) for
 FY March 31, 2001                                                129,790

Shares issued:
 Dir./off./employee/
  services comp.             618,500      61,850        8,000
 Payment of debt           1,586,579     158,658      588,953
 Cash                        200,000      20,000            0
 Common shares cancelled    (500,000)    (50,000)    (238,450)
                          ----------  ----------   ----------  -----------
Balances March 31, 2001   15,794,008   1,579,401   18,760,849     (36,520)

Net income (loss) -
 June 30, 2001                                                     (8,413)

Shares issued
 Cash                        270,000      27,000       13,500
 Payment of debt             250,000      25,000       12,500
                          ----------  ----------   ----------  -----------
Balances June 30, 2001    16,314,008  $1,631,401   18,786,849    $(44,933)


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                2001           2000
                                                ----           ----
OPERATING ACTIVITIES:
 Net income (loss)                        $   (8,413)   $       463
 Decrease (increase) in account
  receivables                                      0            (57)
 Decrease (increase) in prepaid items
  and deposits                                 4,380         17,043
 Increase (decrease) in accounts
  payable and accrued liabilities            (26,360)       (30,965)
 Increase (decrease) in accrued salaries      45,000         45,000
 Increase (decrease) in accrued legal fees         0          5,738
 Net cash provided by (used in)           -----------   ------------
  operating activity                          14,607         37,222

INVESTING ACTIVITIES:
 Investment in mining resources             (371,857)      (395,743)
                                          -----------   ------------
 Net cash used in investing activities      (371,857)      (395,743)

FINANCING ACTIVITIES:
 Net borrowings                              312,340        234,549
 Common stock issued                          78,000              0
Net cash provided by (used in)            -----------   ------------
 financing activities                        390,340        234,549

Net increase (decrease) in cash
 and cash equivalents                         33,090       (123,972)
Cash - beg. of year                           24,401        313,940
                                          -----------   ------------
Cash - end of this period                 $   57,491    $   189,968
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 2001 and 2000:

1.  The following amounts of accrued interest expense were capitalized:
    $238,833 (2001) and $251,903 (2000).

2. There was no interest expense paid in cash for these quarterly periods in 2001 and 2000.

3. The Company paid no income taxes during the quarterly 2001 or 2000 periods.

4. The investment consists of precious stones which are stated at the lower of cost or market value.

5. Accounts receivable are due from Mineral San Sebastian, S.A., a 52%-owned subsidiary, and are to be reduced by amounts due to it (accounts payable) upon date of settlement.

6. Inventory consists of consumable items used in processing gold ore, which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:

                                    Shares           Value
                                     ------           -----
                          2001            0               0
                          2000            0               0

2. Other non-cash items were for the unpaid salary, legal, and director fees which amounted to $49,400 in 2001 and $55,137 in 2000.

3. Non-cash equipment financing activities were none for 2001 and none for 2000.

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2001

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

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing separate programs. It did produce gold on a start-up (not full production) basis, and as of December 31, 1999, it temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site. It plans to begin its open-pit, heap-leaching process on the SSGM site upon receipt of adequate funds. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. In addition, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate programs while its Joint Venture is erecting its crushing system at the SSGM site and rehabilitating its SCMP.

     The Company is in the process of contacting interested businesses to form a combination. Its management continues to pursue a merger or acquisition formation.

     The Company on January 29, 1999, announced its plans to diversify by having (at that time) its wholly-owned subsidiary, Ecomm Group Inc. ("Ecomm"), enter into the web portal business. Ecomm's objective was and still is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites.

     Ecomm continues to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 2001


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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of June 30, 2001, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through June 30, 2001 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

INVENTORY

Inventory consists of consumable mining supplies.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expense include the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate its fixed assets.

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

If on June 30, 2001, 940,000 option shares were added to the weighted number of shares which amount to 15,799,722 common shares issued and outstanding, the total number of fully diluted shares would amount to 16,739,722. The loss per share for this period ended June 30, 2001, would then be $.0005 cents per share. The same assumptions were used for the same 2000 fiscal period.

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

MAJOR CUSTOMER

In the past, the Joint Venture produced gold and silver. It sold its gold at the world market price to a refinery located in the United States. Given the nature of the precious metals that are sold, and because many potential purchasers of gold and silver exist, it is not believed that the loss of any customer would adversely affect either the Company or the Joint Venture.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                 June 30, 2001                        March 31, 2001
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $26,664,189              $26,664,189  $26,297,450             $26,297,450

Property,
Plant
and
Equip-
ment   5,827,140   2,445,599    3,381,541    5,822,021   2,445,599   3,376,422
     ----------- -----------  -----------  -----------  ---------- -----------
     $32,491,329 $ 2,445,599  $30,045,730  $32,119,471  $2,445,599 $29,673,872
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

As of June 30, 2001 and 2000, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                          2001             2000
                                          ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $33,645,607      $28,424,689
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      30,210,256       27,109,777
                                    -----------      -----------
Total:                               70,872,223       62,550,826
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $71,462,488      $63,141,091
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

(5)  SYNOPSIS OF EL SALVADOR REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------------------

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                 06/30/01      03/31/01
                                                 --------      --------
Related Parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,
its subsidiaries and the Joint Venture
as collateral (Note 7)                          $5,913,622    $5,610,380

Other

Short-term notes and accrued interest
(June 30, 2001, $391,723 and March 31,
2001, $382,625) issued to creditors
and other non related parties,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain
parcel of land pledged as collateral
located in El Salvador.                            729,670       720,572
                                                ----------    ----------
                             Total:             $6,643,292    $6,330,952
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 20 years, including vacation pay, for a total of $2,320,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2001:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $3,925,702. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of June 30, 2001, an aggregate of $624,512, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. As of June 30, 2001, there were no shares due to him for shares loaned or for interest earned. The Company may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2001:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $939,014; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On July 12, 1999, two-year stock options were issued to the related company to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share. These stock options were not exercised. On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share.

On August 14, 2000, the Directors, in order to reduce corporate debt, authorized the Officers of the Company to negotiate the sale of its low-income producing asset, the Standing Rock Campground (SRC), to GLSCO in exchange for a reduction of $1,249,050 of the debt owed to GLSCO. The agreement has a condition that if SRC were sold by GLSCO to an unrelated third party during a period of one year for a sum exceeding GLSCO's purchase price, the difference, after taking into account all selling expenses, would be applied to reduce the balance of GLSCO's promissory note. In the event the selling price to a third party would be less than GLSCO's purchase price, then an addition would be made to the existing balance of GLSCO's promissory note. Also, adjustments would be made for the interest due to GLSCO during this period of time. This transaction was consummated during the fiscal year ended March 31, 2001.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2001:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $325,090 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $308,286 for 1,868.4 hours of legal services rendered from July 1980 through June 30, 2001. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $99,304 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                      2001                     2000
                                      ----                     ----
                               Total      Interest       Total      Interest
                              Advances     Charges      Advances     Charges
                            -----------  -----------  -----------  -----------
March 31 balances           $32,519,136  $16,973,241  $27,346,328  $13,049,585
June 30 first fiscal
 quarter                      1,126,471      943,001    1,078,361      909,587
                            -----------  -----------  -----------  -----------
Total Company advances       33,645,607   17,916,242   28,424,689   13,959,172
Advances by three of the
 Company's subsidiaries         590,265            0      590,265            0
                            -----------  -----------  -----------  -----------
June 30 total net advances  $34,235,872  $17,916,242  $29,014,954  $13,959,172
                            ===========  ===========  ===========  ===========

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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 16,314,008 shares were issued and outstanding as of June 30, 2001. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2001 or 2000.

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

c.  STOCK OPTION ACTIVITY


                                06/30/01               03/31/01
                            ------------------     ----------------
                                      Weighted             Weighted
                            Option     Average     Option   Average
                            Shares      Price      Shares    Price
                            ------      -----      ------    -----
Outstanding, beg. yr.       920,000     $1.27    1,254,900   $2.19
Granted                     520,000     $0.25      150,000   $0.12
Exercised                         0      N/A             0    N/A
Forfeited                  (500,000)     N/A             0    N/A
Expired                           0      N/A      (484,900)   N/A
                          ---------     -----    ----------  -----
Outstanding, end of yr.     940,000     $1.12      920,000   $1.27
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of June 30, 2001, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          740,000         1.51 years              $0.27
$3.00 to $5.00         200,000         0.57 years              $4.25

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2001, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission.
As of June 30, 2001, from the 1,000,000 shares registered 800,376 were issued, and 199,624 shares remain to be issued.

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares have been issued as of June 30, 2001.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. There remain 150,000 of the Company's common shares in the account as of June 30, 2001.

(11)  LITIGATION
----------------

There is no pending litigation.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2001
                      PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations for the first quarterly periods ended June 30, 2001 and 2000 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the first quarterly periods ended 2001, 2000, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting as at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

From March 31, 1995 through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It has suspended exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine and its extension the El Capulin Mine. An application for a concession is pending. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the Government of El Salvador's decision on the applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

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

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's common shares presently compels it from using its shares in an exchange for an acquisition of an Internet company because of the substantial dilutive effect it would have. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technology connected with the Internet area. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000 ON A RESTATED BASIS
------------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($8,413) or ($.0005) per share for this fiscal year compared to a net profit of $463 or $.00 per basic share for its first quarter ended June 30, 2000. There is no campground income for the first quarter ended June 30, 2001 as it has been sold.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this fiscal quarter ended June 30, 2001, the Company borrowed a sum of $312,340; $303,242 was from related parties which included cash and accrued interest; the balance of $9,098 was from unrelated parties which included cash and accrued interest.

The Company sold 520,000 of its restricted common shares at a price of $.25 each: GLSCO, a related party, purchased 250,000 shares; and 270,000 shares were sold to non-related parties. Included with the common share purchase was a two-year option to purchase 520,000 common shares at a price of $.25 per share.

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

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources in order to achieve its goals. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture or merging with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal period to continue to modify, overhaul, retrofit, and expand the SCMP or for its open-pit, heap-leach operation.

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

From September 1987 through June 30, 2001, the Company has advanced the sum of $33,645,607 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $34,235,872. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of June 30, 2001, the Joint Venture employed approximately 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.   Since the Joint
Venture has laid off most of its employees, the Joint Venture was obligated to pay a part of the severance pay to its employees and therefore it had to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2001, the Company, and three of its subsidiaries, have advanced to the Joint Venture $34,235,872. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $17,916,242 through June 30, 2001. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its shareholder's interest by issuing common shares at a low price in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company and its Joint Venture operate. Accordingly, the Company and the Joint Venture have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2001
                       PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares and stock options issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 22, 2001 relating to an annual meeting of shareholders to be held on October 19, 2001. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 25, 2001 for disclosure of the details.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None filed this quarter.


                               SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  July 31, 2001           ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer