Form 10-Q
period 2001-09-30
COMMERCE GROUP CORP /WI/
filed 2001-11-07
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,360,008 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2001.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

              FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2001

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

         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          4

         Consolidated Statements of Changes in Shareholders' Equity     5

         Consolidated Statements of Cash Flows                          6

         Notes to Consolidated Financial Statements                     8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 22

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             28

Item 2.  Changes in Securities                                         28

Item 3.  Default Upon Senior Securities                                28

Item 4.  Submission of Matters to a Vote of Security Holders           28

Item 5.  Other Information                                             28

Item 6.  Reports on Form 8-K                                           28

         Registrant's Signature Page                                   29

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                      September 30, 2001  March 31, 2001
                                          (Unaudited)        (Audited)
                                         -------------    --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    30,567       $    24,401
 Investments                                   232,068           232,068
 Accounts receivable                           275,465           275,465
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     27,428            33,981
                                           -----------       -----------
  Total current assets                         605,090           605,477

Real estate (Note 5)                            23,336            23,336
Property, plant and equipment, net           3,388,037         3,376,422
Mining resources investment                 27,017,060        26,297,450
                                           ------------      ------------
 Total assets                              $31,033,523       $30,302,685
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   393,316       $   452,571
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             6,234,079         5,610,380
 Notes and accrued interest payable to
  others (Note 6)                              738,473           720,572
 Accrued salaries                            2,378,015         2,288,015
 Accrued legal fees                            308,286           308,286
 Other accrued expenses                        612,919           619,131
                                           ------------      ------------
  Total liabilities                         10,665,088         9,998,955

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2001-none; 2000-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 09/30/01-16,360,008 (Note 10)               1,636,001
 03/31/01-15,794,008 (Note 10)                                 1,579,401
Capital in excess of par value              18,787,309        18,760,849
Retained earnings (deficit)                    (54,875)          (36,520)
                                           ------------      ------------
  Total shareholders' equity                20,368,435        20,303,730
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $31,033,523       $30,302,685
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                            Three Months Ended
                              Second Quarter             Six Months Ended
                          09/30/01      09/30/00      09/30/01       09/30/00
Revenues:              ------------  ------------  ------------  -------------
 Campground income     $         0   $    23,358   $         0   $     50,709
                       ------------  ------------  ------------  -------------
  Total revenues                 0        23,358             0         50,709

Expenses:
 General and adminis-
  trative                    9,947        38,792        18,360         67,760
                       ------------  ------------  ------------  -------------
  Total expenses             9,947        38,792        18,360         67,760

Other income:
 Interest income                 0         1,180             5          3,260
                       ------------  ------------  ------------   ------------
  Other income                   0         1,180             5          3,260

Net profit (loss)           (9,947)      (14,254)       (18,355)      (13,791)
 Credit (charges)
  for income taxes               0             0              0             0
                       ------------  ------------  -------------  ------------
Net income (loss)
 after income tax
 credit (charge)       $    (9,947)  $   (14,254)  $    (18,355)  $   (13,791)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) basic        $    (.0006)  $    (.0010)  $     (.0011)  $    (.0010)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) diluted      $    (.0006)  $    (.0009)  $     (.0011)  $    (.0009)
                       ============  ============  =============  ============
Weighted av.
 common shares
 outstanding (Note 2)   16,060,030    13,725,541     16,060,030    13,725,541
                       ============  ============  =============  ============
Weighted av.
 diluted common
 shares (Note 2)        17,000,030    15,605,676     17,000,030    15,605,676
                       ============  ===========   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         THROUGH THE PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 1999   11,577,527   $1,157,753   $17,288,039   $  229,922

Net income (loss) for
 FY March 31, 2000                                                  (396,232)

Shares issued:
 Dir./off./employee/
  services comp.           1,014,445      101,445       471,373
 Payment of debt             796,957       79,695       404,484
 Investments                 500,000       50,000       238,450
                          -----------  -----------  ------------  -----------
Balances March 31, 2000   13,888,929    1,388,893    18,402,346     (166,310)

Net income (loss) for
 FY March 31, 2001                                                   129,790

Shares issued:
 Dir./off./employee/
  services comp.             618,500       61,850         8,000
 Payment of debt           1,586,579      158,658       588,953
 Cash                        200,000       20,000             0
 Common shares cancelled    (500,000)     (50,000)     (238,450)
                          -----------  -----------  ------------  -----------
Balances March 31, 2001   15,794,008    1,579,401    18,760,849      (36,520)

Net income (loss) -
 September 30, 2001                                                  (18,355)

Shares issued:
 Cash                        270,000       27,000        13,500
 Payment of debt             250,000       25,000        12,500
 Services                     46,000        4,600           460
                          -----------  -----------  ------------  -----------
Balances September 30,    16,360,008   $1,636,001   $18,787,309   $  (54,875)
 2001                     ===========  ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                              2001           2000
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (18,355)   $   (13,791)
ADJUSTMENTS TO RECONCILE                  -----------   ------------
 NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                                   (56)
 Decrease (increase) in investments                         288,450
 Decrease (increase) in prepaid items
  and deposits                                 6,554         18,419
 Increase (decrease) in accounts
  payable and accrued liabilities            (75,067)       (33,083)
 Increase (decrease) in director fees          9,600          8,800
 Increase (decrease) in accrued salaries      90,000         90,000
 Increase (decrease) in accrued legal fees         0         15,629
                                          -----------   ------------
 Total adjustments                            31,087        388,159
 Net cash provided by (used in)           -----------   ------------
  operating activity                          12,732        374,368

INVESTING ACTIVITIES:
 Investment in mining resources             (731,225)      (841,140)
                                          -----------   ------------
 Net cash used in investing activities      (731,225)      (841,140)

FINANCING ACTIVITIES:
 Net borrowings                              641,599        528,807
 Common stock issued                          83,060       (273,450)
Net cash provided by (used in)            -----------   ------------
 financing activities                        724,659        255,357

Net increase (decrease) in cash
 and cash equivalents                          6,166       (211,415)
Cash - beg. of year                           24,401        313,940
                                          -----------   ------------
Cash - end of fiscal period               $   30,567    $   102,525
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information for the first quarterly periods ended September 30, 2001 and 2000:

1.   The following amounts of accrued interest expense were capitalized:
     $490,805 (2001) and $516,529 (2000).

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

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended September 30:

1. The Company issued the following common shares for the values shown for services rendered:

                    Shares      Value
                    ------      -----
             2001   46,000     $5,060
             2000  100,000    $15,000

2. Other non-cash items were for the unpaid salary, legal, and director fees which are accrued and amount to $117,600 in 2001 and $114,429 in 2000.

3. Non-cash equipment financing activities were none for 2001 and none for 2000.


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Exploration presently is curtailed at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration has been suspended at all of the mining projects until adequate funding and license permits are obtained (excluding
     SSGM). All of the mining projects are located in the Republic of El Salvador, Central America.

     As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher level.

     The Joint Venture is in the pre-production and development stage at the SSGM and it simultaneously is performing separate programs. It did produce gold on a start-up (not full production) basis from April 1995, and as of December 31, 1999, it temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site. It plans to begin its open-pit, heap-leaching process on the SSGM site upon receipt of adequate funds. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. In addition, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate projects while its Joint Venture is erecting its crushing system at the SSGM site and rehabilitating its SCMP.

     The Company is contacting interested businesses to form a synergistic combination, or a merger or acquisition formation.

     The Company on January 29, 1999, announced its plans to diversify by having (at that time) its wholly-owned subsidiary, Ecomm Group Inc. ("Ecomm"), enter into the web portal business. Ecomm's objective was and still is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites.

     Ecomm will, when the occasion rises, continue to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. It plans to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests.

     There can be no assurance that Commerce's current strategy will be successful. Commerce has not yet entered into any agreements for the acquisition of any websites, web services or other technology businesses. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to Commerce and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will be able to attract traffic and generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE Notes to the Unaudited Consolidated Financial Statements (Continued)
                           September 30, 2001

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of September 30, 2001, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through September 30, 2001 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

The consolidated statements of cash flows were also restated to reflect the changes in operating profits or losses.

PRINCIPLES OF CONSOLIDATION

The Joint Venture and the following subsidiaries are all wholly or majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

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

DEFERRED MINING COSTS

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses and will write off these cumulative costs on a units of production method at such time as it begins producing gold on a full production basis from its virgin gold ore reserves. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expense include the amortization of assets acquired under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate the fixed assets used to produce gold.

MINERAL EXPLORATION AND DEVELOPMENT COSTS

Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures for the development of new mines, to define further mineralization at and adjacent to existing ore bodies, and to expand the capacity of operating mines, will be capitalized and amortized on the units of production basis over proven and probable reserves.

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

COMPREHENSIVE INCOME

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company believes that it has no material items or other comprehensive income in this period presented in the accompanying financial statements.

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of this period.

If on September 30, 2001, 940,000 option shares were added to the weighted number of shares which amount to 16,060,030 common shares issued and outstanding, the total number of fully diluted shares would amount to 17,000,030. The loss per share for this period ended September 30, 2001, would then be $.0011 cents per share. The same assumptions were used for the same 2000 fiscal period.

FOREIGN CURRENCY

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about 8.75 colones per U.S. dollar. This exchange rate has been fairly stable since 1994. In this environment, based on the free convertibility of colones, foreign businesses had no problem in making remittances of profits, repatriating capital or bringing in capital for additional investments. There was no hindrance in exchanging dollars for colones or vice versa. The El Salvador Monetary Integration Law was approved on November 29, 2000. Said law is effective as of January 1, 2001 setting the colon at 8.75 per U.S. dollar and making the U.S. dollar legal tender in El Salvador. An orderly transition is taking place.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


             September 30, 2001                        March 31, 2001
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $27,017,060              $27,017,060  $26,297,450             $26,297,450

Property,
Plant
and
Equip-
ment   5,640,180   2,252,143    3,388,037    5,822,021   2,445,599   3,376,422
     ----------- -----------  -----------  -----------  ---------- -----------
     $32,657,240 $ 2,252,143  $30,405,097  $32,119,471  $2,445,599 $29,673,872
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the time the Joint Venture suspended operations in view of the weak price of gold and the need to expand its SCMP facilities, no depreciation has been recorded during this fiscal year.

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

As of September 30, 2001 and 2000, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2001             2000
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $34,729,580      $29,579,247
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      30,875,147       27,903,206
                                    -----------      -----------
Total:                               72,621,087       64,498,813
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $73,211,352      $65,089,078
                                    ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting its cone crushing system.

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

(c)  MINERAL CONCESSION

On July 23, 1987, the Government of El Salvador granted and delivered to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. The concession was pledged as collateral for loans made by related parties. (Note 7)

Effective February 1996, the Government of El Salvador passed a law which requires mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploration more economical. The principal change is that the charge has been reduced to two percent of the gross gold receipts. The Company, in compliance with the new law, has, or will file its applications for all of the mining concessions in which it has an interest.

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

(5)  SYNOPSIS OF EL SALVADOR REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------------------

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador
are as follows:   the Company owns approximately 63 acres at the Modesto
Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                 09/30/01      03/31/01
                                                 --------      --------
Related parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 7).                            $6,234,079    $5,610,380

Other

Short-term notes and accrued interest
(September 30, 2001, $400,526 and
March 31, 2001, $382,625) issued
to creditors and other non related parties,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain parcel
of land pledged as collateral located
in El Salvador.                                    738,473       720,572
                                                ----------    ----------
                             Total:             $6,972,552    $6,330,952
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 20 years, including vacation pay, for a total of $2,361,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2001:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $4,152,041. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of September 30, 2001, an aggregate of $650,032, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. As of September 30, 2001, there were no shares due to him for shares loaned or for interest earned. The Company may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated September 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2001:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $990,265; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On July 12, 1999, two-year stock options were issued to the related company to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share. These stock options were not exercised. On September 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share.

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

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2001:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $338,378 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

In addition, the Company owes her as an individual and consultant the sum of $237,600 for consulting services rendered from October 1, 1994 through this period.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $308,286 for 1,868.4 hours of legal services rendered from July 1980 through July 31, 2001. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have been issued the Company's open-ended, on-demand promissory note in the sum of $103,363 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                  2001                     2000
                                  ----                     ----
                            Total     Interest       Total     Interest
                          Advances     Charges      Advances    Charges
                        -----------  -----------  ----------- -----------
March 31, balances      $32,519,136  $16,973,241  $27,346,328 $13,049,585
September 30 first
 fiscal quarter           2,210,444    1,857,373    2,232,920   1,889,742
                        -----------  -----------  ----------- -----------
Total Company advances   34,729,580   18,830,614   29,579,248  14,939,327
Advances by three of the
Company's subsidiaries      590,265            0      590,265           0
September 30 total      -----------  -----------  ----------- -----------
 net advances           $35,319,845  $18,830,614  $30,169,513 $14,939,327
                        ===========  ===========  =========== ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At March 31, 2001, the Company and its subsidiaries, excluding the Joint Venture, have a net operating loss carryforward of $3,872,513 which may be carried forward to offset future taxable income; the net operating loss carryforwards expire at various times to the year of 2016.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 16,360,008 shares were issued and outstanding as of September 30, 2001. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2001 or 2000.

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

c.  STOCK OPTION ACTIVITY


                                09/30/01               03/31/01
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
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of September 30, 2001, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          740,000          1.26 years             $0.27
$3.00 to $5.00         200,000           .32 years             $4.25

d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated September 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2001, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission.
As of September 30, 2001, from the 1,000,000 shares registered 846,376 were issued, and 153,624 shares remain to be issued.

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares have been issued as of September 30, 2001.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. There remain 150,000 of the Company's common shares in the account as of September 30, 2001.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - SEPTEMBER 30, 2001
                     PART I - FINANCIAL INFORMATION


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

Management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company should be read in conjunction with the year-end audited consolidated financial statements and the notes thereto. The Company prepares and files its consolidated financial statements and MD&A in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("GAAP").

The following discussion provides information on the results of operations for the second quarterly period ended September 30, 2001 and 2000 and the financial condition, liquidity and capital resources for the same period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the first quarterly periods ended 2001, 2000, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting as at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be pa id first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities. There is also much uncertainty at this time relative to the low price of gold which in the past months reflected price fluctuations.

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

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine and it intends to commence this gold-mining operation as soon as adequate funding is in place. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues to conduct a moderate exploration program to develop additional gold ore reserves at the SSGM.

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

The Company intends to regain a position in the Internet business and it is in the process of implementing its future plans. The Company believes that a significant opportunity exists to develop and consolidate the many niches of the Internet community into a web portal. With new management it will evaluate, structure and attempt to combine Internet-related business combinations, mergers and acquisitions. This is an ideal time for the Company to pursue its objectives as the Internet industry is going through a "shake-down" process which could mean more realistic valuations and more favorable negotiations.

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

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------
COMPARED TO SEPTEMBER 30, 2000 ON A RESTATED BASIS
--------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($18,355) or ($.0011) per share for this fiscal year compared to a net loss of ($13,791) or ($.0010) per basic share for its second quarter ended September 30, 2000. There is no campground income for the second quarter ended September 30, 2001 as it has been sold.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this second quarter ended September 30, 2001, the Company borrowed a sum of $641,599; $623,698 was from related parties which included cash and accrued interest; the balance of $17,901 was from unrelated parties which included cash and accrued interest.

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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,440 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production. A sum of U.S. $16 million could start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow could be
used to expand the operation to 6,000 tons per day.   By processing 6,000
tons per day, annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and $4,966,452 for the working cap ital. The existing unstable depressed price of gold and the Company's unbelievably low common share market price are major deterrents in raising cash for the Company's programs.

The Company continues to be cognizant of its cash liquidity which will exist until it is able to produce adequate profits or cash flow from its
SSGM gold production.   It will attempt to obtain sufficient funds to
assist the Joint Venture in placing the SSGM into production as the anticipated profits from the past SCMP operation were not sufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources in order to achieve its goals. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture or merging with others.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal period to continue to modify, overhaul, retrofit, and expand the SCMP or for its contemplated open-pit, heap-leach operation.

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

From September 1987 through September 30, 2001, the Company has advanced the sum of $34,729,580 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $35,319,845. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of September 30, 2001, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.   Since the Joint
Venture has laid off most of its employees, the Joint Venture was obligated to pay vacation, holiday, and severance pay to its employees and therefore it had to sell some of Comseb's assets, and the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2001, the Company, and three of its subsidiaries, have advanced to the Joint Venture $34,729,580. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $18,830,614 through September 30, 2001. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its mining projects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. An excerpt from the September 3-9, 2001 article entitled, "El Salvador updates law," in The Northern Miner states, "El Salvador had made great strides in changing its image as an unstable republic, throwing off the shadow cast by a disastrous civil war that ended in 1992 and transforming itself into a democracy eager for foreign investment. The conservative Heritage Foundation and the Wall Street Journal ranked El Salvador eleventh, tied with Chile and Canada, in its 2000 Index of Economic Freedom. The 2001 rankings are just out, with El Salvador dropping to twelfth, but ahead of Chile and Canada." Despite this fact, the stigma of the past unfavorable political status in the Republic of El Salvador exists. Therefore, certain investors continue to be apprehen-sive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's common shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its shareholder's interest by issuing common shares at a low price in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. However, there are no assurances that funds will be available.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's mining operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company and its Joint Venture operate. Accordingly, the Company and the Joint Venture have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q - SEPTEMBER 30, 2001
                     PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares and stock options issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 19, 2001, the Company held its annual meeting of shareholders. From the 16,314,008 issued and outstanding common shares entitled to vote, 15,014,140 (92.03%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following three proposals at this meeting:

          Proposal I was the election of two Class III Directors of the
          Company: Edward L. Machulak and Sidney Sodos were elected as Class III Directors for a term of three years expiring at the annual meeting of shareholders to be held in the year of 2004. The proposal electing Edward L. Machulak as a Class III Director passed with votes of 14,873,503 (91.17%) in favor; 140,637 votes withheld authority. The proposal electing Sidney Sodos as a Class III Director passed with votes of 14,880,703 (91.21%) in favor; 133,437 votes withheld authority.

          Proposal II was to ratify the selection of Bruce Michael Redlin, C.P.A., LLC as the Company's independent public accountant for its fiscal year ended March 31, 2002. The proposal passed with 14,910,887 (91.40%) votes in favor; 89,023 votes were against the proposal and 14,230 votes abstained.

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None filed this quarter.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  October 31, 2001        ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer