Form 10-Q/A
period 2001-09-30
COMMERCE GROUP CORP /WI/
filed 2001-11-09
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q/A

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

                                FORM 10-Q/A

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information for the second quarterly periods ended September 30, 2001 and 2000:

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
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the time the Joint Venture suspended operations in view of the weak price of gold and the need to expand its SCMP facilities, no depreciation has been recorded during this fiscal period.

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

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                  2001                     2000
                                  ----                     ----
                            Total     Interest       Total     Interest
                          Advances     Charges      Advances    Charges
                        -----------  -----------  ----------- -----------
March 31, balances      $32,519,136  $16,973,241  $27,346,328 $13,049,585
September 30
 second quarter           2,210,444    1,857,373    2,232,920   1,889,742
                        -----------  -----------  ----------- -----------
Total Company advances   34,729,580   18,830,614   29,579,248  14,939,327
Advances by three of the
Company's subsidiaries      590,265            0      590,265           0
September 30 total      -----------  -----------  ----------- -----------
 net advances           $35,319,845  $18,830,614  $30,169,513 $14,939,327
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2001
                     PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-Q/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver commodity prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the second quarterly periods ended 2001, 2000, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting as at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

RESULTS OF OPERATION FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------
COMPARED TO SEPTEMBER 30, 2000 ON A RESTATED BASIS
--------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($18,355) or ($.0011) per share for this second quarter compared to a net loss of ($13,791) or ($.0010) per basic share for its second quarter ended September 30, 2000. There is no campground income for the second quarter ended September 30, 2001 as it has been sold.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2001
                     PART II - FINANCIAL INFORMATION

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


                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  November 9, 2001        ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer