Form 10-Q
period 2001-12-31
COMMERCE GROUP CORP /WI/
filed 2002-01-31
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2001

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,456,008 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2001.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

              FOR THE THIRD QUARTER ENDED DECEMBER 31, 2001

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

         Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         Dec. 31, 2001
                                         (Nine Months)       March 31, 2001
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    18,296       $    24,401
 Investments                                   220,868           232,068
 Accounts receivable                           275,465           275,465
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     25,557            33,981
                                           -----------       -----------
  Total current assets                         579,748           605,477

Real estate (Note 5)                            23,336            23,336
Property, plant and equipment, net           3,393,957         3,376,422
Mining resources investment                 27,442,345        26,297,450
                                           ------------      ------------
 Total assets                              $31,439,186       $30,302,685
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   409,901       $   452,571
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             6,564,794         5,610,380
 Notes and accrued interest payable to
  others (Note 6)                              746,549           720,572
 Accrued salaries                            2,423,015         2,288,015
 Accrued legal fees                            308,286           308,286
 Other accrued expenses                        612,974           619,131
                                           ------------      ------------
  Total liabilities                         11,065,519         9,998,955

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2001-none; 2000-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 12/31/2001-16,456,008 (Note 10)             1,645,601
 03/31/2001-15,794,008 (Note 10)                               1,579,401
Capital in excess of par value              18,792,109        18,760,849
Retained earnings (deficit)                    (64,043)          (36,520)
                                           ------------      ------------
  Total shareholders' equity                20,373,667        20,303,730
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $31,439,186       $30,302,685
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                            Three Months Ended
                               Third Quarter              Nine Months Ended
                           12/31/01      12/31/00      12/31/01       12/31/00
                           --------      --------      --------       --------

Revenues:
 Campground income     $         0   $    17,022   $         0   $     67,731
                       ------------  ------------  ------------  -------------
  Total revenues                 0        17,022             0         67,731

Expenses:
 General and adminis-
  trative and camp-
  ground expense             9,199        22,885        27,559         90,645
                       ------------  ------------  ------------  -------------
  Total expenses             9,199        22,885        27,559         90,645

Other income:
 Interest and
  miscellaneous
  income                        31           400            36          3,660
                       ------------  ------------  ------------   ------------
  Other income                  31           400            36          3,660

Net profit (loss)           (9,168)       (5,436)       (27,523)      (19,254)
 Credit (charges)
  for income taxes               0             0              0             0
                       ------------  ------------  -------------  ------------
Net income (loss)
 after income tax
 credit (charge)       $    (9,168)  $    (5,436)  $    (27,523)  $   (19,254)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) basic        $    (.0006)  $    (.0004)  $     (.0017)  $    (.0014)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) diluted      $    (.0005)  $    (.0004)  $     (.0016)  $    (.0013)
                       ============  ============  =============  ============
Weighted av.
 common basic
 shares (Note 2)        16,183,077    13,884,717     16,183,077    13,884,717
                       ============  ============  =============  ============
Weighted av.
 diluted common
 shares (Note 2)        17,053,077    14,922,717     17,053,077    14,922,717
                       ============  ===========   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      THROUGH THE THIRD QUARTER ENDED DECEMBER 31, 2001 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 1999   11,577,527   $1,157,753   $17,288,039   $  229,922

Net income (loss) for
 FY March 31, 2000                                                  (396,232)

Shares issued:
 Dir./off./employee/
  services comp.           1,014,445      101,445       471,373
 Payment of debt             796,957       79,695       404,484
 Investments                 500,000       50,000       238,450
                          -----------  -----------  ------------  -----------
Balances March 31, 2000   13,888,929    1,388,893    18,402,346     (166,310)

Net income (loss) for
 FY March 31, 2001                                                   129,790

Shares issued:
 Dir./off./employee/
  services comp.             618,500       61,850         8,000
 Payment of debt           1,586,579      158,658       588,953
 Cash                        200,000       20,000             0
 Common shares cancelled    (500,000)     (50,000)     (238,450)
                          -----------  -----------  ------------  -----------
Balances March 31, 2001   15,794,008    1,579,401    18,760,849      (36,520)

Net income (loss) -
 December 31, 2001                                                   (27,523)

Shares issued:
 Cash                        270,000       27,000        13,500
 Payment of debt             250,000       25,000        12,500
 Services                    142,000       14,200         5,260
                          -----------  -----------  ------------  -----------
Balances December 31,     16,456,008   $1,645,601   $18,792,109   $  (64,043)
 2001                     ===========  ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED (UNAUDITED)

                                            12/31/01       12/31/00
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (27,523)   $   (19,254)
ADJUSTMENTS TO RECONCILE                  -----------   ------------
 NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                                   (56)
 Decrease (increase) in investments           11,200              0
 Decrease (increase) in prepaid items
  and deposits                                 8,425          6,908
 Increase (decrease) in accounts
  payable and accrued liabilities            (48,828)       176,746
 Increase (decrease) in accrued salaries     135,000        396,250
 Increase (decrease) in accrued legal fees         0         45,545
                                          -----------   ------------
 Total adjustments                           105,797        625,393
 Net cash provided by (used in)           -----------   ------------
  operating activity                          78,274        606,139

INVESTING ACTIVITIES:
 Investment in mining resources           (1,162,230)    (1,746,492)
 Investment - other                                0        288,450
                                          -----------   ------------
 Net cash used in investing activities    (1,162,230)    (1,458,042)

FINANCING ACTIVITIES:
 Net borrowings                              980,391        101,905
 Common stock issued                          97,460        468,062
Net cash provided by (used in)            -----------   ------------
 financing activities                      1,077,851        569,967

Net increase (decrease) in cash
 and cash equivalents                         (6,105)      (281,936)
Cash - beg. of year                           24,401        313,940
                                          -----------   ------------
Cash - end of fiscal period               $   18,296    $    32,004
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the third quarterly periods ended December 31, 2001 and 2000:

1.  The following amounts of accrued interest expense were capitalized:
    $755,197 (2001) and $789,931 (2000).

2. There was no interest expense paid in cash for these quarterly periods in 2001 and 2000.

3. The Company paid no income taxes during the quarterly 2001 or 2000 periods.

4. The investment consists of securities held for the Employee Benefit Account stated at cost, and precious stones which are stated at the lower of cost or market value.

5. The accounts receivable sum of $275,465 includes $250,560 due from an affiliate which will be offset by $220,106 due to the same affiliate.

6. Inventory consists of consumable items used in processing gold ore, which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the third quarterly periods ended December 31:

1. The Company issued the following common shares for the values shown for services rendered:

                          Shares       Value
                          -------     -------
                  2001    142,000     $14,200
                  2000    120,000     $20,000

2. Other non-cash items were for the accrued salary, legal, and director fees which amounted to $177,200 in 2001 and $454,995 in 2000.

3. Non-cash equipment financing activities were none for 2001 and none for 2000.

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Exploration presently is curtailed at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration has been partially suspended at all of the mining projects until adequate funding and license permits (excluding SSGM) are obtained. All of the mining projects are located in the Republic o f El Salvador, Central America.

     As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher level.

     The Joint Venture is in the pre-production and development stage at the SSGM. It did produce gold on a start-up (not full production) basis from April 1995, and as of December 31, 1999, it temporarily ceased operations at its SCMP which is located approximately 15 miles from the SSGM site. It plans to begin its open-pit, heap-leaching process on the SSGM site upon receipt of adequate funds. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. In addition, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it also is in the process of obtaining the necessary funding for each of these separate projects while its Joint Venture is erecting its crushing system at the SSGM site and rehabilitating its SCMP which has been put under care and maintenance.

     The Company is contacting interested businesses to form a synergistic combination, or a merger or an acquisition formation.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, (the date that the Commerce/Sanseb Joint Venture was formed), to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of December 31, 2001, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through December 31, 2001 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

If on December 31, 2001, 870,000 option shares were added to the weighted number of shares which amount to 16,183,077 common shares issued and outstanding, the total number of fully diluted shares would amount to 17,053,077. The loss per diluted share for this nine-month period ended December 31, 2001, would then be ($.0016) cents per share. The same assumptions were used for the same 2000 fiscal period.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

              December 31, 2001                       March 31, 2001
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $27,442,345              $27,442,345  $26,297,450             $26,297,450

Property,
Plant
and
Equip-
ment   5,645,900   2,252,143    3,393,757    5,822,021   2,445,599   3,376,422
     ----------- -----------  -----------  -----------  ---------- -----------
     $33,088,245 $ 2,252,143  $30,836,102  $32,119,471  $2,445,599 $29,673,872
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the time the Joint Venture suspended operations in view of the weak price of gold and the need to expand its SCMP facilities, no depreciation has been recorded during this fiscal period. No adjustment was made for the costs incurred for the erection of the cone crushing system ($311,891) or for the SCMP rehabilitation ($202,494).

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

As of December 31, 2001 and 2000, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2001             2000
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $35,741,428      $31,257,818
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      31,462,494       28,719,856
                                    -----------      -----------
Total:                               74,220,282       66,994,034
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $74,810,547      $67,584,299
                                    ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On July 28, 1975, an amendment to a lease agreement entered into in 1969 between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be canceled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

                                                 12/31/01      03/31/01
                                                 --------      --------
Related parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral (Note 7).                            $6,564,794    $5,610,380

Other

Short-term notes and accrued interest
(December 31, 2001, $408,603 and
March 31, 2001, $382,625) issued
to creditors and other non related parties,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain parcel
of land pledged as collateral located
in El Salvador.                                    746,549       720,572
                                                ----------    ----------
                             Total:             $7,311,343    $6,330,952
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 20 and 3/4 years, including vacation pay, for a total of $2,402,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2001:

The amount of funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $4,384,784. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of December 31, 2001, an aggregate of $676,601, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. As of December 31, 2001, there were no shares due to him for shares loaned or for interest earned. The Company may owe additional common shares for such shares loaned or pledged by him for collateral purposes to others for the benefit of the Company, all in accordance with the terms and condition s of Director-approved, open-ended loan agreements dated September 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2001:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,043,612; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On July 12, 1999, two-year stock options were issued to the related company to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share. These stock options were not exercised. On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share. The terms of this transaction are no less favorable than those obtained with third parties.

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

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2001:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $352,209 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

In addition, the Company owes her as an individual and consultant the sum of $246,600 for consulting services rendered from October 1, 1994 through this period.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $308,286 for 1,868.4 hours of legal services rendered from July 1980 through July 31, 2001. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have been issued the Company's open-ended, on-demand promissory note in the sum of $107,588 which bears interest at an annual rate of 16% payable monthly.

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

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses on a full production basis. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations. However, a separate accounting is maintained for the purpose of recording what is due to the Company.

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2001                       2000
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------
March 31 balances         $32,519,136   $16,973,241   $27,346,328  $13,049,585
December 31 third quarter   3,222,292     2,696,951     3,911,490    2,909,363
                          -----------   -----------   -----------  -----------
Total Company advances     35,741,428    19,670,192    31,257,818   15,958,948
Advances by three of the
Company's subsidiaries        590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
December 31 total net
advances                  $36,331,693   $19,670,192   $31,848,083  $15,958,948
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 16,456,008 shares were issued and outstanding as of December 31, 2001. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2001 or 2000.

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

c.  STOCK OPTION ACTIVITY:

                                12/31/01               03/31/01
                            ------------------     ----------------
                                      Weighted             Weighted
                            Option     Average     Option   Average
                            Shares      Price      Shares    Price
                            ------      -----      ------    -----
Outstanding, beg. yr.       920,000     $1.27    1,254,900   $2.19
Granted                     520,000     $0.25      150,000   $0.12
Exercised                         0       N/A            0     N/A
Forfeited                  (500,000)      N/A            0     N/A
Expired                     (70,000)      N/A     (484,900)    N/A
                          ---------     -----    ----------  -----
Outstanding, end of yr.     870,000     $1.15      920,000   $1.27
                          =========     =====    ==========  =====

A summary of the outstanding stock options as of December 31, 2001, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          670,000         1.700 years             $0.22
$3.00 to $5.00         200,000         0.063 years             $4.25

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2001, there were no shares due to other parties for shares borrowed or for the payment of interest.

f.  S.E.C. FORM S-8 REGISTRATION

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission. From the 1,000,000 shares registered, 846,376 were issued, and 153,624 shares remain to be issued as of December 31, 2001.

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares have been issued as of December 31, 2001.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. There remain 122,000 of the Company's common shares in the account as of December 31, 2001.

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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE S.E.C. FORM 10-Q - FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

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

The following discussion provides information on the results of operations for the third quarterly period ended December 31, 2001 and 2000 and the financial condition, liquidity and capital resources for the same period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the third quarterly periods ended 2001, 2000, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting as at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be pa id first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

GOLD ORE RESERVES
-----------------

There are approximately 1.5 million ounces of proven and probable gold
ore reserves at the SSGM.   Currently, and for all financial statement
periods presented herein, SSGM is the only one of the Company's mining properties which has generated revenues, although there are strong initial indications of commercial gold ore present at the other gold mine sites.

With over 20 years of active and on-hand experience at the SSGM, the Company's geologists have defined the following gold reserves:


                                                           Ounces
                                                     -------------------
                                            Average
                                   Tons      Grade   Contained  Probable
                                ----------   -----   ---------  --------
1. San Sebastian Gold Mine
   (a) Virgin ore, dump waste
       material and tailings    14,404,096   0.081   1,166,732
(b) Stope fill (estimated)       1,000,000   0.340               340,000
                                ----------           ---------   -------
                                15,404,096           1,166,732   340,000

2. San Felipe-El Potosi Mine
   (a) Tailings                    168,828   0.060      10,130
3. Hormiguero Mine
   (a) Tailings                    100,000   0.064       6,400
                                ----------           ---------   -------
   Totals                       15,672,924           1,183,262   340,000
                                ==========           =========   =======


The anticipated recovery of gold processed via the SCMP will range from 85% to 95% and via the SSGM heap leaching will range from 65% to 70%.

The more promising overall potential of the SSGM is in the 138 million tons or more of gold ore that could grade at 0.025 or greater ounces of gold per ton. This potential may yield more than 3.4 million ounces of gold and more than 400,000 ounces of silver. This potential of gold ore reserves has been determined from samples taken from over 22 miles of 99 surface trenches, 4,237 lineal feet of adits, 2,163 lineal feet of test pit excavations and from the 30 miles of underground workings. In addition, more than 14,249 lineal feet of core drilling and 5,527 lineal
feet of reverse circulation drilling has been effected.   Over 59,000
fire assay samples have been logged.

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

The Company's management has temporarily suspended its SCMP gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the these facilities.

From March 31, 1995 through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It has suspended exploring the potential of the other gold mine prospects identified as the San Felipe-El Potosi Mine and its extension the El Capulin Mine. An application for a concession is in process. The Montemayor Mine and the Modesto Mine have been placed on a standby basis on the future price of gold. All of the mining properties are located in the Republic of El Salvador, Central America.

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

RESULTS OF OPERATION FOR THE THIRD QUARTER ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000 ON A RESTATED BASIS
------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($27,559) or ($.0017) per share for this third quarter compared to a net loss of ($19,254) or ($.0014) per basic share for its third quarter ended December 31, 2000. There is no campground income for the third quarter ended December 31, 2001 as it has been sold.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

During this third quarter ended December 31, 2001, the Company borrowed a sum of $980,392; $954,414 was from related parties which included cash and accrued interest; the balance of $25,978 was from unrelated parties which included cash and accrued interest.

On or about June 30, 2001, the Company sold 520,000 of its restricted common shares at a price of $.25 each: GLSCO, a related party, purchased 250,000 shares (at terms no less favorable than those made with third parties); and 270,000 shares were sold to non-related parties. Included with the common share purchase was a two-year option to purchase 520,000 common shares at a price of $.25 per share.

The Joint Venture has suspended its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of operation (1995-1999) with used equipment, the facilities require a major overhaul. The price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

From September 1987 through December 31, 2001, the Company has advanced the sum of $35,741,428 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $36,331,693. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring and repairing about two miles of the Company's electric lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of December 31, 2001, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the
El Salvador Eastern Zone.   Also, the Company employs approximately four
persons (plus part-time help) in the United States.   Since the Joint
Venture has laid off most of its employees, the Joint Venture was and still is obligated to pay vacation, holiday, and severance pay to its employees and therefore it had to sell some of Comseb's assets, and the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2001, the Company, and three of its subsidiaries, have advanced to the Joint Venture $36,331,693. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $19,670,192 through December 31, 2001. The Company furnishes all of the funds required by the Joint Venture. This interest charge is eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in securing funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its mining projects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. An excerpt from the September 3-9, 2001 article entitled, "El Salvador updates law," in The Northern Miner states, "El Salvador had made great strides in changing its image as an unstable republic, throwing off the shadow cast by a disastrous civil war that ended in 1992 and transforming itself into a democracy eager for foreign investment. The conservative Heritage Foundation and the Wall Street Journal ranked El Salvador eleventh, tied with Chile and Canada, in its 2000 Index of Economic Freedom. The 2001 rankings are just out, with El Salvador dropping to twelfth, but ahead of Chile and Canada." Despite this fact, the stigma of the past unfavorable political status in the Republic of El Salvador exists. Therefore, certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public market price of the Company's common shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its shareholder's interest by issuing common shares at a low price in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. However, there are no assurances that funds will be available.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's mining operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company and its Joint Venture operate. Accordingly, the Company and the Joint Venture have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses. Comseb has filed an environmental impact study with the El Salvadoran Minister of Environment's Office.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE S.E.C. FORM 10-Q - FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
                   PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Reference is made to the S.E.C. Form 10-Q filed for the period ended September 30, 2001.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          None filed this quarter.


                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company


Date:  January 23, 2002        /s/ Edward L. Machulak
                               ______________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer