Form 10-K
period 2002-03-31
COMMERCE GROUP CORP /WI/
filed 2002-05-28
CIK 109757

UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the fiscal year ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant  was  required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The  aggregate  market value of the voting  stock held by  nonaffiliates  of the registrant based on the closing price of the OTC BB on May 13, 2002, was approximately $1,908,035.

Common shares outstanding as of March 31, 2002, were 17,468,008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be
filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

                              COMMERCE GROUP CORP.
                                                  2002 FORM 10-K ANNUAL REPORT
                                       For the Fiscal Year Ended March 31, 2002

                                TABLE OF CONTENTS

                                                                          Page


                                     PART I

Item 1.       Business.....................................................  3
Item 2.       Properties.....................................................13
Item 3.       Legal Proceedings..............................................21
Item 4.       Submission of Matters to a Vote of Security Holders............21
Item 4(a).    Executive Officers and Managers of the Company.................22

                                     PART II

Item 5.       Market for the Company's Common Stock and Related Stockholders'
 Matters..............................24
Item 6.       Selected Financial Data........................................25
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of  Operations......................................26
Item 8.       Financial Statements and Supplementary Data.....................37
Item 9.       Changes in and Disagreements on Accounting and Financial
Disclosure..................................60

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.............60
Item 11.      Executive Compensation.........................................60
Item 12.      Security Ownership of Certain Beneficial Owners and Management.60
Item 13.      Certain Relationships and Related Transactions.................60

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.
......................................61

Safe Harbor Statement

This annual report  contains  forward-looking  statements  within the meaning of
Section 21E of the United States Securities Exchange Act of 1934, as amended, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can generally identify these forward-looking statements because they contain "expect," "believe," and other words that convey a similar meaning. One can also identify these statements, as they do not relate strictly to historical or current facts. Examples of factors affecting both Commerce Group Corp.'s wholly-owned operations and its joint venture that could cause actual results to differ materially from current expectations are the following: supply and demand conditions affecting prices and volumes in the markets, world economic conditions; competition; seasonality; energy supplies and pricing; the predictability of joint venture operating results; and the environmental report. One should understand that it is not possible to predict or identify all factors that could cause actual results to differ from the Company's forward-looking statements. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

                                     PART I


Item 1.  Business

General

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is the only precious metals company that has produced gold in the past twenty years in the Republic of El Salvador, Central America. Furthermore, since 1968, Commerce has been operative in the exploration, exploitation and development of precious metals in El Salvador. Its gold ore reserves exceed 1.5 million ounces. Combined with its objectives, Commerce is determined to acquire a business combination to assist it in achieving its goals. It continues to seek compatible acquisition or merger candidates, preferably in the precious metals field and/or an endeavor in which synergism will prevail. The Company's goal is to make certain that it can increase shareholder value by converting its gold ore reserves into a profitable position and maintain a categorical cash flow.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters are based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968. The Company's shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO since May 5, 1999. The Company presently is in the business of precious metals mining.

Precious Metal Mining

Commerce continues to be engaged in the exploration, exploitation, and development of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which owns the concession rights to extract gold from the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by profits, cash flow, and by increasing its gold ore reserves. This also can be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 113,000 ounces per year and to simultaneously develop additional gold ore reserves. The Company expects to increase production by developing an open-pit, heap-leach operation on site at the SSGM and by acquiring additional mining equipment which will increase the processing of its higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The heap-leach operation will have the capability of producing (through processing a higher volume of gold ore) significantly more gold than could be produced at the SCMP, which has a present capacity of processing 200 tons of gold ore per day. Commerce will also continue to explore areas contiguous to the SSGM site, and it also is planning drill programs at its other potential mining prospects.

Operations

On December 31, 1999, the Joint Venture decided to temporarily suspend its processing of gold ore at its SCMP until such time as it has adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant. A major overhauling is needed to preserve the integrity of the equipment. The initial resumption of producing gold was with the SCMP used equipment the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced, retrofitted or overhauled. Another concern is the substantial decline in the world market price of gold after it peaked in October 1999. Concurrent with the decision to suspend processing gold ore is the need to increase efficiency by expanding the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation. From March 31, 1995 through December 31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were produced at the SSGM and then sold at the respective current world market price.

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

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                                                            Ounces ----------------------------
                                                         Tons           Average Grade       Contained     Probable
San Sebastian Gold Mine
(a) Virgin ore, dump waste material and tailings         14,404,096     0.081               1,166,732
(b) Stope fill (estimated)                                 1,000,000    0.340               ________      340,000
                                                         ---------------                            -------------
                                                         15,404,096                         1,166,732     340,000

The anticipated recovery for processing via the SCMP will range from 85% to 95% and for heap leaching from 65% to 70%.

As of March 31, 2002, the total investment, including interest and holding costs, in the El Salvador mining projects by Commerce, three of Commerce's subsidiaries, Sanseb, and the Joint Venture amounted to $76,325,606.

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

Commerce was originally formed as a Wisconsin corporation (September 14, 1962). It then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce also owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM) which was chartered as a Nevada corporation on September 4, 1968. Misanse has a mining concession with the government of El Salvador and is the owner of the SSGM real estate. Misanse has assigned the mining concession to Commerce Group Corp. and San Sebastian Gold Mines, Inc., the mining operator formed on September 22, 1987 and known as the Commerce/Sanseb Joint Venture (Comseb). Comseb operates the SCMP (the gold processing plant acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (since October
1968), San Felipe-El Potosi (from September 1993 through November 1999) and its extension Capulin (from May 1995 through November 1999); Modesto (from August 1993 through July 1997); Hormiguero (from September 1993 through 1998) and Montemayor (from March 1995 through July 1997).

The Government of El Salvador has issued the Modesto, Montemayor, and San Felipe-El Potosi mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It is in the process of applying for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor). It also has a lease agreement with the owners of the San Felipe-El Potosi Mine.

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

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is generally influenced by basic supply and demand fundamentals. It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other transactions to minimize the risk of fluctuations in gold prices or currencies. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many worldwide refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore is refined by and sold to a refinery located in the United States.

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing company has a large impact to offset either the price or supply of gold in the world market. There are many mining entities in the world producing gold. Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accessibility to the mine, its infrastructure, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits. The Company's present and past practice has been to sell its gold and silver at the world market prices.

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

The Company has submitted its environmental impact study with the appropriate El Salvador agency. The study was prepared by an independent El Salvadoran consultant.

El Salvador, Central America Information Sources

The most current information about El Salvador can be obtained from the following sources:

1. The latest Economic and Commercial Section, Embassy of the United States of America in El Salvador, Country Commercial Guide
         can be obtained through the Internet from the following website: http://www.usinfo.org.sv/econcommguide.htm

2.       General     information    can    also    be    obtained    through
    the    Internet    from    the    following    website:
         http://www.dirla.com/elsalvador2.html.

3. The U.S. Embassy can also be contacted at Boulevard Santa Elena Final, Antiguo Cuscatlan, La Libertad, El Salvador,
         telephone (011) 503-278-4444 and fax (011) 503-278-6011.

4. Background Notes on El Salvador can also be obtained from the U.S. Department of State's database at the following website:
         http://www.state.gov.

Excerpts from the website mentioned in number 2 above, provide the following information about El Salvador, Central America:

"About the size of Massachusetts, El Salvador is the smallest country in Central America and most densely populated of the Central American countries. Now, only four years after a U.N. sponsored peace treaty ended the country's eleven year bloody war, El Salvador is considered to have the most dynamic economy in the region.

"Thought  to be the most  industrialized  nation in Central  America,  the country's  hard  working  people,  and  improving  economic indicators provide the investor with some of the building blocks for a successful venture. . . .

"A high volcanic mountain range serves as El Salvador's rugged backbone, along which many of the most important urban centers are located. The slopes of the country's many volcanoes became the first agricultural centers due to the rich, volcanic soils. These agricultural centers, Santa Ana, San Salvador, San Vicente, etc. have become the country's major cities and towns today, which share the names of their corresponding volcanoes.

"While the country coastal areas and lowlands are typically hot, San Salvador enjoys an average, almost unvarying, temperature of 82 degrees ferenheit [Fahrenheit], 28 degrees Celsius. The rainy season last[s] from May to October. The best months for traveling are usually November through January.

"El Salvador,  the smallest  Central American  nation,  is bordered to the west by Guatemala,  to the north and east by Honduras and to
the south by the Pacific  ocean.  Its Pacific  coastline is 320 km long.  Aside from Belize,  El Salvador is the only Central  American
nation that does not have both Pacific and Caribbean ports. . . .

"The government of El Salvador is divided into Executive, Legislative branches and the Supreme Court. The president is freely elected to a five year term. The Legislative branch, called the `National Assembly', is comprised of 60 members who serve three year terms, and the 13 member Supreme Court is appointed by the National Assembly.

"The country is divided into 14 districts, called `departments'. Major political parties include the right-wing ARENA party, the left-wing Farabundo Marti National Liberation Front (FMLN), the Christian Democratic Convergence Party and the National Conciliation Party."

Operations, Other Than Mining

Commerce independently and through its partially and wholly-owned subsidiaries conducts other business activities, which at present are substantially less significant than its mining exploration and development in El Salvador: (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); and (3) advertising and various businesses, including Internet-related businesses, through its subsidiary, Ecomm Group Inc. ("Ecomm").

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

Internet Business and Advertising

The Company owns 100% of the outstanding common stock of Ecomm Group Inc. ("Ecomm"), a Wisconsin corporation. The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its wholly-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's strategy is to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal.

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

Patents and License Agreements

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession (license). On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believes that its SSGM concession is effective from the time it was issued in July 1987. The concession provides the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM. Misanse assigned this concession to the Joint Venture. (Reference is made to "Item 2." for additional information.)

The Joint Venture has applications pending or will apply for applications with the El Salvador Department of Energy, Mines and Hydrocarbons for the exploration rights under the February 1996 Mining Law on the real estate it owns at the Modesto Mine, and the real estate it leases at the Montemayor Mine, the Hormiguero Mine, and the San Felipe-El Potosi Mine. The Company and its subsidiaries hold no patents or trademarks.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold when the Joint Venture is in production. The gold in dore form is refined and then sold at the world market price to a refinery located in the United States.

Miscellaneous

Backlog orders at this time are not significant to either the Company's or its majority-owned subsidiaries' areas of operations, or at this time is any portion of their operations subject to renegotiation of profits or termination of contracts at the election of the United States' Government.

At this time, neither the Company nor its majority-owned subsidiaries conduct any material research and development activities, except as indicated in this report with respect to the Joint Venture and its mining exploration, exploitation, and development programs in the Republic of El Salvador, Central America.

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

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 2001 and 2000, revenues have been generated from the campground business. Although Homespan owned the campground real estate, the Company was the operator of the Standing Rock Campground (SRC) until March 31, 2001.
The SRC was sold during the fiscal period ended March 31, 2001.

Land Sales

The Company and its subsidiaries have sold their remaining lots in Colorado during the fiscal year ended March 31, 2001.

Mining

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and from other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold at its SCMP operations from March 31, 1995 through December 31, 1999. In addition to producing gold at the SCMP, when funds are available, the Company intends to process its SSGM gold ore via an open-pit, heap-leaching system. The Joint Venture announced the suspension of its SCMP facilities as of December 31, 1999, in order to overhaul, repair, retrofit and expand the SCMP.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities. However, the Company recognizes that it may be more difficult to obtain financing under reasonable terms and conditions when considering the overall lack of interest in gold, the substantial decline in its price, and the low public market value of the Company's common shares. These circumstances may change as the price of gold has begun to increase in January 2002, and worldwide investors have been significantly more interested in the ownership of gold.

Internet Business

As of March 31, 2002, the Company's subsidiary, Ecomm, has not earned any revenue and has not incurred any significant expenses or capital investment other than that disclosed in this report.

Competition

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control. The competition is more intense in the Internet business.

Employees

As of March 31, 2002, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that it was the largest single non-agricultural employer in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

                                Industry Segments


1.      Unaffiliated Sales                                   Year Ended March 31,


Industry                        Location                     2002                2001                            2000
-----------------------------------------------------------------------------------------------------            ----

Mining                          El Salvador                  $               0   $               0   $     413,713(*a)
Campground                      Missouri, USA                $               0   $    238,520        $       66,902

2.      There Were No Intersegment Sales

3.      Total Revenues                                       Year Ended March 31,

Industry                        Location                     2002                2001                            2000
-----------------------------------------------------------------------------------------------------            ----

Mining                          El Salvador                  $                0  $                0  $     500,124(*b)
Campground                      Missouri, USA                0                   238,520                      66,902
Other                           Delaware/Wis., USA                           38             3,662                  134
                                                             ---------------------------------------------------------
                                Total:                       $              38   $     242,182       $     567,160

4.      Operating Profit   (Loss)                            Year Ended March 31,

Industry                        Location                      2002               2001                           2000
-----------------------------------------------------------------------------------------------------           ----

Mining                          El Salvador                   $                0 $                0  $   (384,759)(*a)
Campground                      Missouri, USA                 0                  185,391                      (8,175)
Other Income                    Wisconsin, USA                38                 3,662                                 0
Corp. Hdqtrs.                   Wisconsin, USA                      (43,209)           (59,263)               (3,298)
                                                              -------------------------------------------------------
                                Total:                        $    (43,171)      $     129,790       $   (396,232)

5.      Identifiable Assets                                  Year Ended March 31,

Industry                        Location                      2002               2001                            2000
-----------------------------------------------------------------------------------------------------            ----

Mining                          El Salvador                   $31,677,285        $30,046,855         $27,831,734(*a)
Campground                      Missouri, USA                 0                  0                       1,135,500
Real Estate                     Colorado, USA                 0                  0                            21,000
Corporate Assets                                                     268,149            255,830             867,967
                                                              -----------------------------------------------------
                                Total:                        $31,945,434        $30,302,685         $29,856,201

(*a) The proceeds from the sale of gold and the gold inventory received from the Joint Venture were used to reduce the advances due to the Company.

(*b)    Includes an added tax value refund from the Government of El Salvador of $86,411 for 2000.

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

   Commerce Group Corp./San Sebastian Gold Mines, Inc. Joint Venture Properties all located in the Republic of El Salvador, Central
                                     America

       Property Description Nature of Interest Date Interest was Acquired Cost of Interest Amount of Funds to Make Property Operational Date Mine will be Operational 1. San Sebastian Gold Mine located two and one-half miles northwest of the city of Santa Rosa de Lima and the Pan American Highway. Mineral concession consisting of 100% ownership of the precious metals extracted from this mine. 1968 5% of the gross precious metal proceeds or $206 a month whichever is higher. This is dependent on the scale of production that management decides to perform. The amount of investment could be from $5 million to $100 million. It was in operation on a curbed production basis until December 31, 1999 when operations were suspended due to the need to overhaul, repair, restore and expand the SCMP facilities.

2. San Felipe-El Potosi/Capulin Mine located near the city of Potosi, 18 miles northwest of the city of San Miguel.
El Salvador legal counsel is in the process of reviewing alternatives to obtain
 the mineral concession.          07/06/93
5% of the gross precious metal proceeds.
Undetermined until a preliminary drilling program is completed; estimated cost of drilling is $2 million.
Undetermined.

3. Hormiguero Mine located five miles southeast of the San Cristobal Mill and Plant near the city of Comacaron.
Ownership of the tailings.            09/93                             The
 surface use of land (rent) is to be negotiated.
Undetermined until a preliminary drilling program is completed; estimated cost of drilling is $2 million. Mine surface channel trenching and adit cleaning should be completed to determine drilling cost.
           Undetermined.

4. Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city. Application is to be submitted for a  mineral concession on the real estate owned by the Company to own 100% of the precious metals extracted from the
real estate owned by the Company.     09/93                             It
 appears as if this will be an underground operation except in the Company-owned land. Therefore, no cost for interest.
Undetermined until a preliminary drilling program is completed; estimated cost of drilling is $2 million.
Undetermined.

5.    Montemayor Mine located about 14 miles northeast of SCMP and about six
 miles northwest of SSGM.            Application is to be
submitted for a mineral concession on the land leased by the Company to own
 100% of the precious metals extracted from the areas the
Company leases.                       07/95                             It
 appears that this will be an underground mine, therefore
current leases will have to be renegotiated and extended.
Undetermined until a preliminary drilling program is
completed; estimated cost of drilling is $2 million.              Undetermined.

6. San Cristobal Mill and Plant located off the Pan American Highway west of the city of El Divisadero. Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador. Equipment 02/23/93 and thereafter Lease 11/12/93 Equipment purchased and extensive retrofitting was and continues to be performed. Through 03/31/02, a total of $6,377,868 has been invested in this plant and equipment. Depreciated value is $4,125,726. To expand the plant, including a crushing system to a capacity of 500 tons per day; an estimated sum of up to $3 million may be required, all dependent whether new or used equipment will be purchased. Curbed production commenced March 1995; expansion program in progress. Operations suspended in the last quarter of 1999 until the existing equipment is overhauled, repaired, restored and expansion of the SCMP facilities are completed.

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

There is good roadway access to the SSGM site. Most of the reconstruction of the Pan American Highway from two lanes to four lanes (from the city of San Salvador to the Honduran border) has been completed. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is one of the larger cities in the Eastern Zone. The SSGM is approximately 30 miles from the city of San Miguel, which is El Salvador's second largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States' commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.

SSGM Reserves and Operation

GOLD ORE RESERVES (03/31/02)

                                                             Tons      Average Grade      Contained Gold Ounces(1)
Ore - virgin                                         14,404,096       0.081               1,166,732
Stope fill (estimated)                                 1,000,000      0.340                  340,000
                                                     -----------                          ----------
   Totals                                            15,404,096                           1,506,732

(1) The estimated recoverable ounces of gold by processing: SCMP, 85% to 95%; heap leach, 65% to 70%.

The tailings, dump material, and stope fill at the SSGM are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. Most of the tailings, except the lower grade, have been processed. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process economically; however, it was reserved for future processing. The stope fill that is available was in the past considered to be too low of a grade of ore to process economically, therefore it was primarily used to fill the voids in the underground workings to accommodate the extraction of the higher grade of gold ore in the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is on the surface and readily available for processing; it also includes the undeveloped underground gold ore.




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

Approximately 960,000 tons of dump material present at the SSGM site, with grades ranging from 0.082 to 0.178 ounces of gold per ton, have been combined with the virgin ore. An analysis of the underground stope fill material was made by the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for SCMP treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it will be encountered in the open-pit operations.

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

SSGM Current Status

The Company,  through its Joint Venture is conducting the following  activities:
It is in the exploration, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and the performance of the auxiliary work needed to resume gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company was engaged in the exploration and development of the peripheral area (including diamond core drilling) surrounding the main body of gold ore in order to increase its gold ore reserves.

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

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a curbed production operation. It now intends to obtain a sum of $8 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $8 million or more is estimated to be required for the crushing system, plant, and mining equipment, if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold ore as it is believed that a substantial amount of gold ore can be proven. The Company's geologists have defined a body of ore consisting of 138 million tons of gold ore at a grade of 0.025 ounces of gold per ton. This reflects a potential of 3.4 million ounces of gold and about 400,000 ounces of silver from this planned open-pit, heap-leaching operation. It would take about 64 years to process this body of gold ore at a production capacity of 6,000 tons per day.

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





San Felipe-El Potosi Mine ("Potosi") and its extension the El Capulin Mine ("El
 Capulin")

Potosi Location

The Joint Venture has commenced an exploration program on the Potosi property which is located approximately 18 miles northwest of the city of San Miguel, the second largest city in the Republic of El Salvador, Central America, on a paved road 15 miles to the city of Chapalteque and then west three miles on a gravel road to the city of Potosi. The historical records and the exploration work performed by the Company indicate that the potential of developing a gold mine is above average.

Potosi Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years, with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals. Although the Company did not receive a concession/license from the El Salvador Department of Energy, Mines and Hydrocarbons, it is preserving its rights under the lease agreement.

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






SCMP Lease Agreement

Although the Joint Venture owns the mill, plant and related equipment, it does not own the land and certain buildings. On November 12, 1993, the Joint Venture entered into an agreement with Corsain to lease approximately 166 acres of land and the buildings for a period of ten years. The annual rental charge was U.S. $11,500, payable in advance, and was subject to annual increases based on the United States' percentage rate of inflation. The annual rental, including inflation charges, increased to $16,331 beginning on November 1, 2000. Also as agreed, an $11,500 security deposit was required and this deposit is subject to an annual increase based on the U.S. inflation rate. The premises are strategically located to process gold ore from the other mining prospects that are in the exploration stage near the SCMP.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) has a capacity of processing up to 200 tons of virgin ore per day. The following units of operations are required: crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.

The SCMP has been designed to process up to 500 tons of virgin ore per day. The SCMP operations were suspended as of December 31, 1999, as the plant, equipment, and facilities have been place on a care and maintenance status until such time as the Company has sufficient funds to complete a major overhaul in order to place it into operating condition.

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

The other sources of gold ore from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold ore after obtaining access via the underground workings or from the surface of the main ore body. This gold ore will have to be crushed and pulverized, which increases the cost, but is expected to yield a 90% or higher recovery. The income, dependent on the market price of gold from the higher grade and recovery of gold ore, is expected to be substantially more than the cost involved, providing that the world gold market price does not decline to a level of unprofitability.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

Comseb Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of exploration fire assays have been completed through March 31, 2002. This total does not include the assays that were performed for production purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years. All officers are elected at the annual meeting of the directors, which is normally held after the annual shareholders' meeting.

 Name    Age as of March 31, 2002        Executive Offices Held With Company (1)
Period Served  In Office (2)
Edward L. Machulak           75  President, Chief Executive, Operating and
Financial Officer Treasurer      9/14/62
to present 06/78  to present
Edward A. Machulak (Son of the President) 50 Executive Vice President Secretary Assistant
Secretary             10/16/92 to present 1/12/87 to present 4/15/86 to 1/12/87
Luis A. Limay    60  Project and Mine Manager Manager of El Salvador Operations
  10/86 to 1995  03/95 to present

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

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Director-Emeritus, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee, and is the President and Treasurer of the Company. Attorney John E. Machulak (son of Edward L. Machulak) of the law firm of Machulak, Robertson & O'Dess, S.C. is the legal counsel for the Company.

Officers' and Key Management's Experience

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward L. Machulak has been employed by the Company since September 1962. Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors' Executive Committee. He has been a member of the Audit Committee since February 9, 1998, the date that the Audit Committee was formed, and has been a Director-Emeritus since December 5, 1979.

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

Edward A.  Machulak is a Director  and holds the  following  Company  positions:
Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Director-Emeritus since October 28, 2000; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987.

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

Luis Alfonso Limay was appointed to the position of Project and Mine Manager in October 1986 and is responsible for managing the daily affairs of the Joint Venture. During March 1995, Mr. Limay was appointed to the position of Manager of El Salvador operations which supersedes his position as Project and Mine Manager. Mr. Limay was employed by Sanseb from 1977 through March 1978 as its chief geologist. He obtained degrees in geology and engineering from the National University of San Marlos, Lima, Peru, and the University of Toronto. He was employed as chief geologist by Rosario Resources in a Honduran underground mining operation and he held the same position with Canadian Javelin, a silver mining company that formerly operated in El Salvador.

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

The following table reflects the range of high and low trade prices of the common shares as reported by Nasdaq or the OTCBB for the period ended March 31, 2002 and the highest and lowest trade price during each quarter through the period ended March 31, 2001.

For the period ended                              March 31, 2002               March 31, 2001
                                                  High           Low           High             Low
First quarter ending June 30                      $0.16          $0.06         $0.4375          $0.1562
Second quarter ending September 30                $0.20          $0.08         $0.2969          $0.1250
Third quarter ending December 31                  $0.11          $0.07         $0.1719          $0.0469
Fourth quarter ending March 31                    $0.10          $0.06         $0.1250          $0.0625

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2002,  the common  shares were held by  approximately  4,002 shareholders;  it is  estimated  that over 95% are United
States' residents.

As of March 31, 2002, there were approximately 1,660 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,342.

As of March 31, 2002, there were issued and outstanding: (a) 17,468,008 shares of common stock; and (b) 670,000 stock options to purchase common stock.

(c)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2002. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

Item 6.  Selected Financial Data

The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in "Item 8. Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the fiscal period ended March 31, 2002 were derived from the audited financial statements and the accompanying notes to those financial statements.

        Year Ended March 31 -------------------------------------------------------------------------------------------
                                         2002            2001           2000           1999            1998
Income statement data
Total revenue                            $              38              $     242,182  $     480,615   $    847,702    $ 1,295,908
                                         =========================================================================================
Income (loss) from continuing operations                  $    (43,171)  $     129,790  $  (396,232)    $    (90,266)   $    118,603
                                                         ===========================================================================
Income (loss) from continuing operations per share:
  Basic                                  $     (.0026)   $        .0092 $     (.0326)  $      (.0081)  $        .0115
                                         ============================================================================
  Diluted                                $     (.0025)   $        .0086 $     (.0282)  $     ( .0070)  $        .0100
                                         ============================================================================
  Weighted average shares - basic         16,349,170      14,174,662     12,172,867      11,165,127      10,358,132
                                         ==========================================================================
  Weighted average shares - diluted       17,019,170      15,094,662     14,053,002      12,813,368      11,783,532
                                         ==========================================================================
  Cash dividends per common share        $               0              $               0              $               0
                                         ===============================================================================
$                0                       $                0
===========================================================

Balance sheet data
  Working capital*1                      $     199,573   $     152,906  $     420,963  $     430,833   $     614,554
                                         ===========================================================================
  Total assets                           $31,945,434     $30,302,685    $29,856,201    $27,586,801     $25,799,651
                                         =========================================================================
  Short-term obligations*1               $11,486,216     $  9,998,955   $10,231,272    $  8,911,087    $  7,270,772
                                         ==========================================================================
  Long-term obligations                  $                0             $                0             $                0
                                         ================================================================================
$                0                       $     135,000
======================================================
  Shareholders' equity                   $20,459,218     $20,303,730    $19,624,929    $18,675,714     $18,393,879
                                         =========================================================================

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results.
Such  factors  include,   among  others,   the  speculative  nature  of  mineral
exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

The following discussion provides information on the results of operations for the three years ended March 31, 2002, 2001 and 2000 and the financial condition, liquidity and capital resources for March 31, 2002 and 2001. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Restatement of Prior Period Financial Statements

Accounting Overview

A redefined structure of the financial statements for the fiscal years ended March 31, 2002, 2001 and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting and at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2002, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

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

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. It has suspended exploring the potential of one of the other gold mine prospects identified as the San Felipe-El Potosi Mine and its extension the El Capulin Mine. The Company's El Salvadoran legal counsel is in the process of researching legal alternatives. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and the gold price stabilizes at a higher level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM.

The Joint Venture produced gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals. The Company's revenues, profitability and cash flow are greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions, or for that matter, many other reasons. The combined effect of these and other factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

The Internet and Related Businesses

Historical Synopsis

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective was and still is to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites.

The Company intends to remain in the Internet and related businesses and is in the process of formulating its future plans. The Company believes that a significant opportunity exists to develop and consolidate the many niches of the Internet community into a web portal. With experienced management it will evaluate, structure and attempt to combine Internet-related business combinations, mergers and acquisitions. This is an ideal time for the Company to pursue its objectives as the Internet industry has gone through a "shake-down" process which could mean more realistic valuations and more favorable negotiations.

There can be no assurance that Ecomm's current strategy will be successful as the current depressed market price of the Company's common shares presently compels it from using its shares in an exchange for an acquisition of an Internet company because of the substantial dilutive effect it would have. Ecomm has not yet entered into any agreements for the acquisition of any websites, web services or other technological services. There is no assurance that it will be able to enter into contracts for the acquisition of such sites, services and technology on terms acceptable to the Company and Ecomm. The Internet business is highly competitive and there is no assurance that Ecomm will generate a profit, even if Ecomm acquires the websites, web services and technology on acceptable terms.

Results of Operation for the Fiscal Year Ended March  31, 2002 Compared to
 March 31, 2001 on a Restated Basis
------------------------------------------------------------------------------

The Company recorded a net loss of ($43,171) or ($.0026) per share on no revenues in 2002. This compares to a net income of $129,790 or $.0092 per share on revenues of $238,520 in 2001. There were no revenues in 2002 as the Joint Venture suspended its gold mining and processing due to its need to rehabilitate, overhaul and expand its SCMP. Also, the unusually low price of gold contributed to the decision of "moth balling" the operations. The price of gold has increased since January 2002 because of more worldwide interest in the ownership of gold.

The Joint Venture on December 31, 1999 suspended its gold mining and processing due to its need to rehabilitate, overhaul, and expand the SCMP, and due to the continuous decline and instability in the price of gold.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2002 or 2001. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2002 or 2001. The Company anticipates that inflation will have an impact on continuing operations.

Interest  expense in the sum of $1,026,940 was  capitalized  by the Joint
 Venture during this fiscal period compared to $1,063,469 for the same period in 2001.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes or expenses these costs and expenses and will continue to do so until such time when it is in full production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

Results of Operation for the Fiscal Year Ended March  31, 2001 Compared to
 March 31, 2000 on a Restated Basis
-------------------------------------------------------------------------------

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

The Joint Venture on December 31, 1999 suspended its gold mining and processing due to its need to rehabilitate, overhaul, and expand the SCMP, and due to the continuous decline and instability in the price of gold.

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

Financing Activities, Liquidity and Capital Resources

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested investors or by entering into a joint venture, merging, or developing an acceptable form of a combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The
Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest a sum of $531,541 during this fiscal period, which was used to partially erect the cone crushing system.

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The depressed price of gold over the past years and the Company's incredibly low common share market price are major deterrents in raising cash for the Company's programs. During the last quarter of this period there was more interest in gold, as the price of gold continued to move upward.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold continues to increase. These programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through March 31, 2002, the Company has advanced the sum of $36,729,923 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $37,320,189. The investment includes the charge of $20,448,289 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

Employees

As of March 31, 2002, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 2002, the Company, and three of its subsidiaries, have advanced to the Joint Venture $36,729,923. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $20,448,289 through March 31, 2002. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a world-wide interest in owning gold. The price of gold has increased substantially in the past few months.

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

Dividends

For the foreseeable future, it is anticipated that the Company will use all of its earnings to finance its growth and expansion, therefore, dividends will not be paid to shareholders.

Impact of Inflation

The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method, establishes specific  criteria for the  recognition  of intangible  assets  separately  from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement will be effective in the first quarter of 2002. The Company anticipates that the impact of this new standard will have an immaterial impact on the financial statements taken as a whole.

In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supersedes the Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. All provisions of this Statement will be effective in the first quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective at the beginning of fiscal 2004. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires the Company to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes the following accounting policies are critical policies; accounting for its gold ore reserves, environmental liabilities, income taxes and asset retirement obligations.

Gold ore reserves include proved reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The gold ore reserves are based on estimates prepared by geology consultants and are used to calculate depreciation, depletion and amortization (DD&A) and determine if any potential impairment exists related to the recorded value of the Company's gold ore reserves.

The Company reviews, on an as needed basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued.

The Company makes certain estimates, which may include various tax planning strategies, in determining taxable income, the timing of deductions and the utilization of tax attributes.

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its mining properties and equipment. The Company reviews its estimate of the future obligation periodically and accrues the estimated obligation based on the units of production method.

Business and Market Risks

The Company continuously reviews the mining risks it encounters in its day-to-day operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. In addition, there is great emphasis on safety, training and loss control programs at the various sites.

The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The overall effect of these changes upon the Company varies by jurisdiction, and are not predictable but, given the Company's environmental policies and programs, the effect of any such changes are not expected to be material.

Gold Price

The Company's revenues, when it is in production, are derived primarily from the sale of gold. The Company's net income can vary significantly with fluctuations in the market price of gold.

Foreign Currency Exchange Risk

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore there is no foreign currency exchange rate.

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

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                        And Supplementary Financial Data

                                                                         Page

Report of Independent Public Accountant.......................................38

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2002 and 2001..............39
Consolidated Statements of Operations, Years Ended March 31, 2002, 2001 and
2000...............................40
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2002, 2001 and 2000...................................41
Consolidated Statements of Cash Flows, Years Ended March 31, 2002, 2001 and
2000...............................42
Notes to Consolidated Financial Statements....................................44

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statement Schedules.........67

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Shareholders and Board of Directors of Commerce Group Corp.:

I have audited the accompanying consolidated balance sheets of Commerce Group Corp. ("Company"), a Wisconsin Corporation, and its subsidiaries, as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the three fiscal years in the periods ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp., its subsidiaries, and the Joint Venture, as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



Milwaukee, Wisconsin
May 10, 2002

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      Consolidated Balance Sheets--March 31

                                                                                       2002               2001
                                                                           -----------------------------------
ASSETS
Current assets
  Cash                                                                     $       39,081    $       24,401
  Investments                                                              230,068           232,068
  Accounts receivable                                                      275,785           275,465
  Inventories                                                              39,562            39,562
  Prepaid items and deposits                                                         25,047            33,981
                                                                           ----------------------------------
    Total current assets                                                          609,543           605,477

Real estate (Note 5)                                                           23,336            23,336
Property, plant and equipment, net                                         4,125,726         3,376,422
Mining resources investment                                                  27,186,829        26,297,450
                                                                           ------------------------------
  Total assets                                                             $31,945,434       $30,302,685
                                                                           =============================
LIABILITIES
Current liabilities
  Accounts payable                                                         $     409,970     $     452,571
  Notes and accrued interest payable to related parties  (Notes 6 & 7)     6,923,874         5,610,380
  Notes and accrued interest payable to others (Note 6)                    754,251           720,572
  Accrued salaries                                                         2,475,765         2,288,015
  Accrued legal fees                                                       314,804           308,286
  Other accrued expenses                                                          607,552           619,131
                                                                           --------------------------------
      Total liabilities                                                    11,486,216        9,998,955

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

SHAREHOLDERS' EQUITY
Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  2002-none; 2001-none (Note 10)                                           0                 0

Common stock, $0.10 par value:
  Authorized 50,000,000 shares; (Note 10)
  Issued and outstanding:
  2002-17,468,008 (Note 10)                                                1,746,801         1,579,401
  2001-15,794,008 (Note 10)
Capital in excess of par value                                             18,792,109        18,760,849
Retained earnings (deficit)                                                       (79,692)          (36,520)
                                                                           ---------------------------------
  Total shareholders' equity                                                 20,459,218       20,303,730
                                                                           -----------------------------
  Total liabilities and shareholders' equity                               $31,945,434      $30,302,685
                                                                           ============================

                        The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      Consolidated Statements of Operations
                           For the Year Ended March 31


                                                             2002              2001             2000
                                                             ---------------------------------------
Revenues:
  Gold sales                                                 $                0                 $                0 $     413,713
  Campground income                                          0                 75,470                    66,902
  Real estate sales - net profit                                              0                       163,050                      0
                                                             ----------------------------------------------------------------------
    Total revenues                                           0                 238,520          480,615

Expenses:
  Cost of gold sales                                         0                 0                376,007
  Depreciation                                               0                 0                320,491
  General and administrative                                         43,209                           112,392           266,894
                                                             ------------------------------------------------------------------
    Total expenses                                           43,209            112,392          963,392

Other income:
  Interest income                                            0                 3,662            134
  El Salvador added value tax refund                                        38                 0       86,411
                                    -------------------------------------------------------------------------
    Other income                                                            38          3,662          86,545
                                                             ------------------------------------------------

Net profit (loss)                                            $   (43,171)      $   129,790      $ (396,232)
  Credit (charges) for income taxes                                          0                 0                0
                                                             ----------------------------------------------------
Net income (loss) after income tax credit (charge)           $   (43,171)      $   129,790      $ (396,232)
                                                             ==============================================

Net income (loss) per share (Note 2) basic                   $     (.0026)     $       .0092    $     (.0326)
                                                             ================================================

Net income (loss) per share (Note 2) diluted                 $     (.0025)     $       .0086    $     (.0282)
                                                             ================================================

Weighted av. common shares outstanding (Note 2)              16,349,170        14,174,662       12,172,867
                                                             =============================================

Weighted av. diluted common shares (Note 2)                  17,019,170        15,094,662       14,053,002
                                                             =============================================


                        The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           Consolidated Statements of Changes in Shareholders' Equity
                For the Years Ended March 31, 2002, 2001 and 2000


                                                 Common Stock -----------------------------------------------------
                                                      Number of        Shares               Par Value          Capital in Excess
of Par Value                                      Retained Earnings (Deficit)

Balances March 31, 1999                           11,577,527      $1,157,753        $17,288,039     $   229,922

Net income (loss) for FY March 31, 2000                                                             (396,232)

  Dir./off./employee/services comp.               1,014,445       101,445           471,373
  Payment of debt                                 796,957         79,695            404,484
  Investments                                          500,000           50,000            238,450  ________
                                                  ------------====-------------=====--------------==
Balances March 31, 2000                           13,888,929      1,388,893         18,402,346      (166,310)

Net income (loss) for FY March 31, 2001                                                             129,790

  Dir./off./employee/services comp.               618,500         61,850            8,000
  Payment of debt                                 1,586,579       158,658           588,953
  Cash                                            200,000         20,000            0
  Common shares cancelled                           (500,000)         (50,000)          (238,450)   ________
                                                  -----------=====------------======-------------===
Balances March 31, 2001                           15,794,008      1,579,401         18,760,849       (36,520)

Net income (loss) for FY March 31, 2002                                                              (43,171)

  Dir./off./employee/services comp.               1,154,000       115,400           5,260
  Payment of debt                                 250,000         25,000            12,500
  Cash                                                 270,000           27,000              13,500
                                                  -------------------------------------------------
Balances March 31, 2002                           17,468,008      $1,746,801        $18,792,109     $ (79,691)
                                                  ============================================================



                        The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      Consolidated Statements of Cash Flows
                          For the Years Ended March 31


                                                                                  2002           2001           2000
--------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                                      $  (43,171)    $ 129,790       $ (396,232)
                                                                         ------------------------------------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation                                                             0              0               320,491
Changes in assets and liabilities
  Decrease (increase) in account  receivables and investments            1,680          (303)           83,607
  Decrease (increase) in inventories                                     0              28,000          88,860
  Decrease (increase) in prepaid items and deposits                      8,934          24,698          (9,003)
  Decrease (increase) in real estate                                     0              1,156,500       0
  Increase (decrease) in accounts payable and accrued liabilities        (54,183)       137,243         73,659
  Increase (decrease) in accrued salaries                                187,750        449,000         165,000
  Increase (decrease) in accrued legal fees                                      6,518         47,359          63,787
                                                                         --------------------------------------------
  Total adjustments                                                          150,699      1,842,497          786,401
                                                                         -------------------------------------------
  Net cash provided by (used in) operating activity                      107,528        1,972,287       390,169

Investing activities:
  Investment in mining resources                                         (1,638,682)    (2,233,369)     (2,166,900)
  Investments - other                                                                    0                   288,450    (334,336)
                                                                         --------------------------------------------------------
  Total                                                                  (1,638,682)    (1,944,919)     (2,501,236)

Financing activities:
  Net borrowings                                                         1,347,174      (865,919)       1,017,739
  Common stock issued                                                        198,660        549,011     1,345,447
                                                                         ----------------------------------------
Net cash provided by (used in) financing activities                      1,545,834      (316,908)       2,363,186

Net increase (decrease) in cash and cash equivalents                     14,680         (289,540)       252,119
Cash - beg. of year                                                            24,401        313,940           61,821
                                                                         --------------------------------------------
Cash - end of year                                                       $    39,081    $     24,400    $   313,940
                                                                         ==========================================

                        The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

1. The following amounts of interest expense paid or accrued were capitalized: $1,026,940 (2002), $1,063,468 (2001) and
         $923,726 (2000).

2. There was no interest expense paid in cash for the periods ended March 31, 2002, 2001 or 2000.

3. The Company paid no income taxes during its fiscal periods ended March 31, 2002, 2001, and 2000.

4. The investment consists of securities held for the Employee Benefit Account stated at cost and precious stones, which are stated at the lower of cost or market value.

5. Accounts receivable consist of an amount advanced to Misanse, a 52%-owned Corporation, which will be an offset for rental charges included in the accounts payable due to the Joint Venture.

6. Inventory consists of mining consumable items which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for employee severance pay and benefits, for director fees, officer compensation and for other services rendered:

                                    Shares         Value
2002                                1,154,000      $120,660
2001                                618,500        $  69,850
2000                                1,014,445      $572,818

2. Other non-cash items were for the unpaid salary and director, officer and legal fees; this amounted to $194,268 for 2002,
         $449,360 for 2001, and $228,787 for 2000.

3. There were no non-cash equipment financing activities in 2002, 2001, or 2000.




                        The accompanying notes are an integral part of these consolidated financial statements.
(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines,
      Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture")
      for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Gold bullion, currently the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

      As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher selling price.

      Currently the Joint Venture is in the pre-production phase at the SSGM. Simultaneously, it is performing diverse programs relative to its mining projects. Prior to December 31, 1999, gold was produced on a start-up (not full production) basis. Operations were temporarily ceased when the price of gold fell out of favor with worldwide investors who were reluctant to invest in gold or gold mining projects.

      The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Furthermore, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is erecting its crushing system at the SSGM site and performing minor retrofit and rehabilitation work at the SCMP.

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


(b)   Use of estimates

      The preparation of the financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requesting the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets and useful lives to compute depreciation, inflation and amortization. Actual results could differ from those estimates.

(2)  Significant Accounting Policies

Restatement of Prior Period Financial Statements

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of March 31, 2002, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through March 31, 2002 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

Accounts Receivable

The accounts receivable primarily consists of the advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the accounts payable.

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

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations it also ceased to depreciate its fixed assets.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the first quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

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

Estimates of future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

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

If on March 31, 2002, 670,000 option shares were added to the weighted number of shares which amount to 16,349,170 common shares issued and outstanding, the total number of fully diluted shares would amount to 17,019,170. The loss per share for this period ended March 31, 2002 is $.0025 cents per share. The same assumptions were used for the same 2001 fiscal period.

Foreign Currency

The Company is involved in foreign currency transactions as it deposits U.S. funds primarily through bank wire transfer of funds from its U.S. bank account into the Joint Venture's El Salvador bank accounts. The Joint Venture is obligated to repay the Company for funds advanced in U.S. dollars. El Salvador has a freely convertible currency that traded in this past fiscal year about
8.75 colones per U.S. dollar. This exchange rate has been fairly stable since 1994. In this environment, based on the free convertibility of colones, foreign businesses have no problem making remittances of profits, repatriating capital or bringing in capital for additional investments. There is no hindrance in exchanging dollars for colones or vice versa. As of January 1, 2001, El Salvador has adopted the U.S. dollar system and pegged the exchange rate at 8.75 colones to one U.S. dollar. Almost all of the business in El Salvador is now conducted in U.S. dollars.


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

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                           March 31, 2002 ---------------------------------------------------------                         March
                                                                                                   ----------------------------
31, 2001 ----------------------------------------------------------
                            Cost           Accumulated  Amortization          Net            Cost              Accumulated
Amortization                Net
Mineral Properties and Deferred Development                   $27,186,826                    $27,186,826        $26,297,450
$26,297,450

Property, Plant and Equipment                   6,377,869       2,252,143         4,125,726      5,822,021        2,445,599
                                           --------------------------------------------------------------------------------
3,376,422
                           $33,564,695     $2,252,143        $31,312,552     $32,119,471    $2,445,599         $29,673,872
==========================================================================================================================

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

Impairments

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of recent drilling; and analysis to demonstrate the ore is commercially recoverable), estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

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

Investments in Joint Venture

As of March 31, 2002, the Company's investments, including charges for interest expense to the Joint Venture, were $36,729,923 and three of the Company's subsidiaries' advances were $590,265 for a total of $37,320,188.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2002 and 2001, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint
Venture:

                                                                                    2002            2001
                                                                                    -------------   ----
The Company's advances (net of gold sale proceeds) since 09/22/87                $36,729,923     $32,519,136
The Company's initial investment in the Joint Venture                            3,508,180       3,508,180
Sanseb's investment in the Joint Venture                                         3,508,180       3,508,180
Sanseb's investment in the mining projects and amount due to the Company            31,989,058      29,505,884
                                                                        --------------------------------------
Total:                                                                           75,735,341      69,041,380
Advances by the Company's three subsidiaries                                            590,265         590,265
                                            ---------------------------------------------------  --------------
Combined total investment                                                        $76,325,606     $69,631,645
                         ===================================================================================

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

(b)  SSGM Mining Lease

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintain production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be cancelled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

(5)  Synopsis of Real Estate Ownership and Leases

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador are as follows: the Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases approximately 4,032 square feet of office space in Milwaukee, Wisconsin. (6) Notes Payable and Accrued Interest

                                               03/31/02               03/31/01
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the undeveloped land, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7) $6,923,874 $5,610,380 Other Short-term notes and accrued interest (March 31, 2002, $416,305 and March 31, 2001, $382,625) issued to creditors and other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador. 754,252 720,572

Total:                                       $7,678,126             $6,330,952
                                              =================================

(7)  Related Party Transactions

The Company,  in an attempt to preserve  cash,  had  prevailed on its
  President to accrue his salary for the past 21 years, including vacation pay, for a total of $2,457,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2002:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $4,643,856. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 2002, an aggregate of $703,647, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did not borrow any common shares during this fiscal year. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2002:

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters' office; the monthly rental charge was $2,789. The same related company provides administrative services, use of its vehicles, and other property, as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company's open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for itself or for the Joint Venture's mining needs.

This  related  company  has  been  issued  an  open-ended,   secured,  on-demand
promissory note which amounts to $1,098,193; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On July 12, 1999, two-year stock options were issued to the related company to purchase 500,000 of the Company's restricted common shares at a price of $.50 per share. These stock options were not exercised. On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share. The terms of this transaction are no less favorable than those obtained from unrelated third parties.

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



The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2002:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $366,289 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $255,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $314,804 for 1,907.9 hours of legal services rendered from July 1980 through March 31, 2002. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $111,889 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 278,000 common shares in lieu of any cash compensation for all amounts due to them as of March 31, 2002. The Chairman/President does not participate in the payment of Director fees.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses on a full production basis. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations. However, a separate accounting is maintained for the purpose of recording the amount that is due to the Company from the Joint Venture.

Company Net Advances to the Joint Venture

                                            2002                                   2001
---------------------------------------------------------------------------------------
                                             Total Advances      Interest Charges   Total Advances      Interest Charges
Beginning                                   $32,519,136          $16,973,241       $27,346,328          $13,049,585
March 31 fourth quarter                         4,210,787           3,475,048          5,172,808           3,923,656
                                            ------------------------------------------------------------------------
Total Company advances                      36,729,923           20,448,289        32,519,136           16,973,241
Advances by three of the Company's subsidiaries                          590,265                     0         590,265
                                                                 -----------------------------------------------------
                 0
March 31 total net advances                 $37,320,188          $20,448,286       $33,109,401          $16,973,241
                                            =======================================================================


(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  Income Taxes

At March 31, 2001, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $3,872,513 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2016.

(10)  Description of Securities

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 17,468,008 shares were issued and outstanding as of March 31, 2002. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2002 or 2001.

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value.

The preferred shares are issuable in one or more series. If issued, the Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.












c.  Stock option activity during 2002, 2001 and 2000 was as follows:

                             03/31/02 ----------------------------                  03/31/01 ----------------------------  03/31/00
-----------------------------
                              Option SharesWeighted Average Price       Option Shares              Weighted Average Price   Option
Shares                       Weighted Average Price
Outstanding, beg. yr.        920,000       $1.27         1,254,900     $2.19        977,400        $3.28
Granted                      520,000       $0.25         150,000       $0.12        660,000        $0.50
Exercised                    0             N/A           0             N/A          (160,000)      N/A
Forfeited                    (500,000)     N/A           0             N/A          0              N/A
Expired                      (270,000)     N/A           (484,900)     N/A          (222,500)      N/A
                             -------------------------------------------------------------------------
Outstanding, end of yr.         670,000    $0.22            920,000    $1.27        1,254,900      $2.19
                             ===========================================================================

A summary of the outstanding stock options as of March 31, 2002, follows:

 Range of Exercise Prices                 Amount Outstanding      Weighted Average Remaining Contractual Life    Weighted Average
          ---------------                        -----------                                 ----------------
Exercise Price
Up  to  $2.99            670,000         1.454 years              $0.22

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

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2002, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On January 26, 2000, the Company filed its Securities and Exchange Commission Form S-8 Registration Statement No. 333-95397 under the Securities Act of 1933, to register 1,000,000 of the Company's $0.10 par value common stock for the purpose of distribution of the shares pursuant to the prospectus submitted to the Securities and Exchange Commission. All of the 1,000,000 shares were issued as of March 31, 2002.

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 858,376 were issued, and 641,624 shares remain to be issued as of March 31, 2002.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of March 31, 2001, 150,000 shares remained in the account. On January 24, 2002, an additional 500,000 common shares were issued to the CGCEBA. During this fiscal period, 130,000 common shares were sold on behalf of the CGCEBA, leaving a balance of 520,000 shares in the CGCEBA account as of March 31, 2002.

(11)  Litigation

There is no known pending litigation.

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

The Company presently has three reportable segments: mining, campground operation, and other. The mining segment was engaged in the processing of gold. The mining operations are temporarily suspended. The campground operation is to lease space on an annual, monthly, or daily basis. The campground has been sold. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded.



                                      Mining *1  El Salvador,  Central America      Campground Missouri, U.S.A.      Corporate
Headquarters
Year ended March 31, 2002
  Sales and revenues                  $                 0                          $               0
$          38
  Depreciation & amortization         0                     0                                  0
  Operating income (loss)             0                     0                        (43,171)
  Total assets                        31,676,285            0                        269,149
  Capital expenditures                1,638,682             0                                   0

Year ended March 31, 2001
  Sales and revenues                  $                0    $    189,020           $   53,162
  Depreciation & amortization         0                     0                                   0
  Operating income (loss)             0                     146,349                   (16,559)
  Total assets                        30,046,855            0                       255,830
  Capital expenditures                2,233,369             0                                  0

Year ended March 31, 2000
  Sales and revenues                  $     413,713         $     66,902                        $            0
  Depreciation & amortization         320,491               0                                   0
  Operating income (loss)             (384,759)             (11,473)                            0
  Total assets                        27,831,734            1,135,500                888,967
  Capital expenditures                    2,166,900         0                                   0


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

See index to Consolidated Financial Statements and Supplementary Data in Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules........67

Schedule IV (1) Indebtedness of Related Parties..............................69

Schedule IV (2) Indebtedness to Related Parties..............................71

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

Exhibit No.       Description of Exhibit
4                 Instruments defining the rights of security holders,
including indentures.
4.1 Three-Year Stock Option Agreement dated March 13, 2001 to purchase 100,000 common shares at $.10 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2001.) 4.2 Three-Year Stock Option Agreement dated March 13, 2001 to purchase 50,000 common shares at $.15 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2001.) 4.3* Two-Year Stock Option Agreement dated July 2, 2001 to purchase 80,000 common shares at $.25 per share. 4.4* Two-Year Stock Option Agreement dated July 2, 2001 to purchase 100,000 common shares at $.25 per share. 4.5* Two-Year Stock Option Agreement dated July 2, 2001 to purchase 250,000 common shares at $.25 per share. 4.6* Two-Year Stock Option Agreement dated July 2, 2001 to purchase 70,000 common shares at $.25 per share. 4.7* Two-Year Stock Option Agreement dated July 2, 2001 to purchase 20,000 common shares at $.25 per share.
                  Subsequent Options Issued:
4.8*              Two-Year Stock Option Agreement dated April 19, 2002 to
 purchase 80,000 common shares at $.15 per share.
4.9*              Two-Year Stock Option Agreement dated April 30, 2002 to
 purchase 40,000 common shares at $.25 per share.
9                 Voting Trust Agreement--not applicable.
10                Material contracts regarding sale of assets and deferred
 compensation.
10.1              Bonus compensation, Edward L. Machulak, February 16, 1987.
(Incorporated by reference to Exhibit 7 of the Company's
Form 10-K for the year ended March 31, 1987.)
10.2 Loan Agreement and Promissory Note, Edward L. Machulak, June 20, 1988. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended March 31, 1993.)


Exhibit No.       Description of Exhibit

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

Exhibit No.       Description of Exhibit

10.14 Edward A. Machulak, Loan Agreement and Open Ended On Demand Promissory Note dated March 6, 1998. (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended March 31, 1999.) 10.15 Contract for Sale of Real Estate dated August 14, 2000 by and between the Company, its subsidiary, and a related company. (Incorporated by reference to Exhibit 10.17 of the
Company's Form 10-K for the year ended March 31, 2001.) 11* Schedule of Computation of Net Income Per Share 13 Annual Report to security holders, Form 10-Q or Quarterly Report to security holders:
                  Annual  Report  for the  period  ended  March 31,  2002,  will include the Form 10-K and will be submitted within 120 days
after the fiscal year end.
21*               Subsidiaries and Joint Venture of the Company
23.1*             Consent of Independent Certified Public Accountant
99.0              Additional Exhibits
99.1*             Confirmation agreement, General Lumber & Supply Co., Inc.,
 May 13, 2002.
99.2*             Confirmation Agreement, Edward L. Machulak, May 13, 2002.
99.3*             Confirmation Agreement, Edward L. Machulak Rollover
Individual Retirement Account, May 13, 2002.
99.4*             Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 13,
2002.
99.5 Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's
Form 10-K for the year ended March 31, 1988.)
99.6              Other Material Information:  Restatement of prior period
 financial statements.   (Incorporated by reference to Item
8 of the Company's Form 10-K for the year ended March 31, 1998.)
99.7 S.E.C. Form S-8 Registration Statement No. 333-95397 filed under the Securities Act of 1933 as amended and declared effective January 26, 2000, registering one million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on January 26, 2000.)
All of these shares have been issued as of March 31, 2002.


Exhibit No.       Description of Exhibit

99.8  S.E.C.  Form S-8  Registration  Statement  No.  333-61650  filed under the
Securities Act of 1933 as amended and declared effective May 25, 2001, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on May 25, 2001.) 641,624 shares remain to be issued as of March 31, 2002. 99.8(a)* Consent of Independent Certified Public Accountant to incorporate by reference in the S.E.C. Form S-8 Registration Statement No. 333-61650 filed under the Securities Act of 1933 as amended and declared effective May 25, 2001 the Certified Public Accountant's report dated May 10, 2002 relating to the financial statements of the Company for the years ended March 31, 2002 and 2001.
99.9 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

                              COMMERCE GROUP CORP.
                           FORM 10-K - MARCH 31, 2002

                                     PART IV

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2002.

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

Name                               Office                                  Date

/s/ Edward L. Machulak Edward L. Machulak Chairman of the Board of Directors, Member
of Executive Committee, Member of Audit Committee, Director-Emeritus, President,
 Treasurer, Chief Executive, Operating and Financial
Officer                            May 13, 2002

/s/ Edward A. Machulak Edward A. Machulak   Director, Member of Executive
Committee,
Director-Emeritus, Executive Vice President and Secretary          May 13, 2002

/s/ Sidney Sodos Sidney Sodos      Director and Member of Audit Committee
                 May 13, 2002
   ------                                                       ------------

/s/ Clayton H. Tebo Clayton H. Tebo      Director and Member of Audit Committee
May 13, 2002

         REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES


My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 14(a) of this Form 10-K.

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



Milwaukee, Wisconsin
May 10, 2002

                       This Page Left Blank Intentionally.

               COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE IV (1)
                  INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                   YEARS ENDED MARCH 31, 2002, 2001, AND 2000


Name of Person (1)  Balance at Beginning of  Period (3)     Additions to Indebtedness (2)           Deletions to
--------------------                                             ----------                  ----------------
Indebtedness                             Balance at End of Period (3)
------------                                            -------------

Year ended March 31, 2002 Joint Venture  $33,109,401       $4,210,787           $0                   $37,320,188

Year ended March 31, 2001 Joint Venture  $27,936,503       $5,172,898           $0                   $33,109,401

Year ended March 31, 2000 Joint Venture  $23,744,254       $4,192,249           $0                   $27,936,503

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

  Name of Person (1)                    Balance at Beginning of  Period         Additions to Indebtedness (2)          Deletions to
--------------------                                             ------                      ----------------
Indebtedness                             Balance at  End of Period

Year ended March 31, 2002 SSGM           $29,505,884       $2,483,174           $0                   $31,989,058

Year ended March 31, 2001 SSGM           $26,368,951       $3,136,933           $0                   $29,505,884

Year ended March 31, 2000 SSGM           $23,823,518       $2,545,433           $0                   $26,368,951

(1) San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2) The advances to SSGM primarily consist of the interest due to the Company on SSGM's outstanding indebtedness.

                       This Page Left Blank Intentionally.

               COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE IV(2)
                         INDEBTEDNESS TO RELATED PARTIES
               CURRENT YEARS ENDED MARCH 31, 2002, 2001, AND 2000

  Identity of Debtor               Balance at Beginning of  Period        Additions to Indebtedness (1)          Deletions to
---------------------                                                ------                                  ---
Indebtedness         (2)                     Balance at End of Period
                     ---                                -------------

Year ended March 31, 2002
President of the Company                    $3,676,503       $967,353(a)          $               0    $4,643,856
President's RIRA                            599,768          103,879(b)                            0   703,647
President's Affiliated Company              926,205          171,988(c)                            0   1,098,193
President's Wife's RIRA                     312,459          53,830(d)                             0   366,289
Others                                             95,445           16,444(d)                      0        111,889
                                            ------------------------------   -----------------------   ------------
 Total, notes payable                       $5,610,380           $1,313,494       $               0    $6,923,874
                                            =================    ================================================

President's Accrued Salary                  $2,279,015       $    178,750(e)      $               0    $2,451,765
                                            =============================         ===============================

President's Wife's Consulting Fees          $   219,600          $     36,000(f)  $               0    $   255,606
                                            =================    =================================================

Legal fees (President's son is a principal)  $   308,286          $      6,518(g)  $               0    $   314,804
                                             =================    ============     =================    ===========

Year ended March 31, 2001
President of the Company                    $3,072,268       $   604,235(a)       $                0   $3,676,503
President's RIRA                            646,141          103,627(b)           (150,000)(a)         599,768
President's Affiliated Company              1,808,514        366,741(c)           (1,249,050)(b)       926,205
President's Wife's RIRA                     384,290          61,169(d)            (133,000)(c)         312,459
President's Son/Daughter-in-Law                    81,420          14,025(d)                        0         95,445
                                            -----------------------------           --------------------------------
 Total, notes payable                       $5,992,633            $1,149,797      $ (1,532,050)        $5,610,380
                                            =================     ===============================================

President's Accrued Salary                  $1,839,015       $   440,000(e)       $                0   $2,279,015
                                            ============================          ===============================

President's Wife's Consulting Fees          $              0 $    219,600(f)      $                0   $   219,600
                                            =============================         ================================

Legal fees (President's son is a principal)  $   260,926      $     47,360(g)      $                0   $   308,286
                                            ==============================        =================================

Year ended March 31, 2000
President of the Company                    $2,568,600       $503,668(a)          $                0   $3,072,268
                        --------------------
President's RIRA                            550,951          95,190(b)                              0  646,141
                ----------------------------
President's Affiliated Company              1,493,026        315,488(c)                             0  1,808,514

Others                                           397,102         68,608(d)                          0       465,710
                                            ---------------------------   -----------------------------------------
 Total, notes payable                       $5,009,679              $982,954      $                0   $5,992,633
                                            =================       =============================================

President's Accrued Salary                  $1,674,015       $  165,000(e)        $                0   $1,839,015
                                            ===========================   =======================================

Legal fees (President's son is a principal)  $   197,139      $    63,787(g)       $                0   $   260,926
                                           -=============================   =======================================


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

         The President's Affiliated Company had been issued the following stock options:

         On July 2, 2001, two-year stock options to purchase 250,000 of the Company's restricted common shares at a price of $0.25 a share.

(1)(d) The additions resulted from accrued interest earned during the fiscal year.

(1)(e) The President's salary of $165,000 was accrued for the entire fiscal year. In addition, the Directors, pursuant to a resolution, compensated the President for vacation pay from April 1, 2001 through March 31, 2002 (one year at $13,750).

(1)(f) Twelve months of consulting fees at $3,000 per month for a total of $36,000.

(1)(g) The addition of the amounts due to the Law Firm results for legal services rendered.

(2)      Deletions to Indebtedness are reflected as a net to the additions.