Form 10-Q
period 2002-06-30
COMMERCE GROUP CORP /WI/
filed 2002-08-13
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,757,708 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 15, 2002.

                         COMMERCE GROUP CORP.

                              FORM 10-Q

               FOR THE FIRST QUARTER ENDED JUNE 30, 2002

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2002.

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K

          Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         June 30, 2002       March 31, 2002
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    49,834       $    39,081
 Investments                                   219,568           230,068
 Accounts receivable                           275,785           275,785
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     27,042            25,047
                                           -----------       -----------
  Total current assets                         611,791           609,543

Real estate (Note 5)                            23,336            23,336
Property, plant and equipment, net           4,128,725         4,125,726
Mining resources investment                 27,602,545        27,186,829
                                           ------------      ------------
 Total assets                              $32,366,397       $31,945,434
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   422,685       $   409,970
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             7,121,250         6,923,874
 Notes and accrued interest payable to
  others (Note 6)                              762,039           754,251
 Accrued salaries                            2,520,765         2,475,765
 Accrued legal fees                            333,883           314,804
 Other accrued expenses                        613,883           607,552
                                           ------------      ------------
  Total liabilities                         11,774,505        11,486,216

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 11)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2002-none; 2001-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 06/30/2002-18,650,708 (Note 10)             1,865,071
 03/31/2002-17,468,008 (Note 10)                               1,746,801
Capital in excess of par value              18,817,090        18,792,109
Retained earnings (deficit)                    (90,269)          (79,692)
                                           ------------      ------------
  Total shareholders' equity                20,591,892        20,459,218
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $32,366,397       $31,945,434
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                               2002              2001
                                               ----              ----

Revenues:                               $         0       $         0
                                        ------------      ------------
Expenses:
 General and administrative                  10,577             8,413
                                        ------------      ------------
   Total expenses                           (10,577)           (8,413)

Net profit (loss)                       $   (10,577)      $    (8,413)
 Credit (charges) for income taxes                0                 0
                                        -----------       -----------
Net income (loss) after income tax
 credit (charge)                        $   (10,577)      $    (8,413)
                                        ============      ============
Net income (loss) per share
 (Note 2) basic                         $    (.0006)      $    (.0006)
                                        ============      ============
Net income (loss) per share
 (Note 2) diluted                       $    (.0006)      $    (.0005)
                                        ============      ============
Weighted av. common shares
 outstanding (Note 2)                    17,939,707        13,888,929
                                        ============      ============
Weighted av. diluted common
 shares (Note 2)                         18,729,707        15,769,064
                                        ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2002 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 2000   13,888,929   $1,388,893   $18,402,346    $(166,310)

Net income (loss) for
 FY March 31, 2001                                                   129,790

 Dir./off./employee/
  services comp.             618,500       61,850         8,000
 Payment of debt           1,586,579      158,658       588,953
 Cash                        200,000       20,000             0
 Common shares cancelled    (500,000)     (50,000)     (238,450)
                          -----------  -----------  ------------  -----------
Balances March 31, 2001   15,794,008    1,579,401    18,760,849      (36,520)

Net income (loss) for
 FY March 31, 2002                                                   (43,172)

 Dir./off./employee/
  services comp.           1,154,000      115,400         5,260
  Payment of debt            250,000       25,000        12,500
  Cash                       270,000       27,000        13,500
                          ----------   ----------   -----------     ---------
Balances March 31, 2002   17,468,008   $1,746,801   $18,792,109     $(79,692)

Net income (loss)
 June 30, 2002                                                       (10,577)

  Shares issued:
  Cash                       300,000       30,000
  Payment of debt            632,700       63,270         2,481
  Dir./off./employee
   benefit account           250,000       25,000        22,500
                          ----------   ----------   -----------     ---------
Balances June 30, 2002    18,650,708   $1,865,071   $18,817,090     $(90,269)
                          ==========   ==========   ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                              2002           2001
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (10,577)   $    (8,413)
Decrease (increase) in investments            10,500              0
 Decrease (increase) in prepaid items
  and deposits                                (1,996)         4,380
 Increase (decrease) in accounts
  payable and accrued liabilities             19,046        (26,360)
 Increase (decrease) in accrued salaries      45,000         45,000
 Increase (decrease) in accrued legal fees    19,079              0
                                         -----------   ------------
Net cash provided by (used in)
  operating activity                          81,052         14,607

INVESTING ACTIVITIES:
 Investment in mining resources             (418,715)      (371,857)
                                          -----------   ------------
 Net cash used in investing activities      (418,715)      (371,857)

FINANCING ACTIVITIES:
 Net borrowings                              205,165        312,340
 Common stock issued                         143,251         78,000
Net cash provided by (used in)            -----------   ------------
 financing activities                        348,416        390,340

Net increase (decrease) in cash
 and cash equivalents                         10,753         33,090
Cash - beg. of year                           39,081         24,401
                                          -----------   ------------
Cash - end of this period                 $   49,834    $    57,491
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 2002 and 2001:

1.   The following amounts of accrued interest expense were capitalized:
     $286,297 (2002) and $238,833 (2001).

2. There was no interest expense paid in cash for these quarterly periods in 2002 and 2001.

3. The Company paid no income taxes during the quarterly 2002 or 2001 periods.

4. The investments consist of securities held for the Commerce Group Corp. Employee Benefit Account stated at cost and precious stones which are stated at the lower of cost or market value.

5. Accounts receivable consist of advances to Mineral San Sebastian, S.A. (Misanse), a 52%-owned Corporation, which will be an offset for Misanse's rental charges included in the accounts payable.

6. Inventory consists of consumable items used in processing gold ore, which are stated at the lower of average cost or market.

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:

                                Shares             Value
                                ------             -----
                  2002             0                 $0
                  2001             0                 $0


2. Other non-cash items that remain as accruals are accrued salary, legal, and director fees which amounted to $77,479 in 2002 and $49,400 in 2001.

3. Non-cash equipment financing activities were none for 2002 and none for 2001.




The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2002


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration to increase the gold ore reserves is the primary objective at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company changed its consolidation policy as of April 1, 1998 retroactive to September 1987, to include the income and expenses and the assets, liabilities and equity of its Joint Venture rather than show it as an investment on the balance sheet. As of June 30, 2002, the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of changes in shareholders' equity, and the consolidated statements of cash flows were also restated to reflect these changes.

The balance sheet effect of the change in policy was to reduce the Joint Venture advances by the amount of interest charged to the Joint Venture. Retained earnings were reduced by the same offsetting amount for the same period. The consolidated statements of changes in shareholders' equity were also restated to reflect these changes.

The consolidated statements of operations through June 30, 2002 were restated to eliminate the net interest income earned by the Company from the Joint Venture.

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

INVESTMENTS

The investments consist of securities held for the Commerce Group Corp. Employee Benefit Account stated at cost and precious stones which are stated at the lower of cost or market value.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the firs t quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

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

If on June 30, 2002, 790,000 option shares were added to the weighted number of shares which amount to 17,939,707 common shares issued and outstanding, the total number of fully diluted shares would amount to 18,729,707. The loss per share for this period ended June 30, 2002 is $.0006 cents per share. The same methods were used for the same 2001 fiscal period.

FOREIGN CURRENCY

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                June 30, 2002                         June 30, 2001
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $27,602,545              $27,602,545  $26,664,189             $26,664,189

Property,
Plant
and
Equip-
ment   6,380,868   2,252,143    4,128,725    5,827,140   2,445,599   3,381,541
     ----------- -----------  -----------  -----------  ---------- -----------
     $33,983,413 $ 2,252,143  $31,731,270  $32,491,329  $2,445,599 $30,045,730
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand these facilities, no depreciation has been recorded during this fiscal period.

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

INVESTMENTS IN JOINT VENTURE

As of June 30, 2002, the Company's investments, including charges for interest expense to the Joint Venture, were $37,678,244 and three of the Company's subsidiaries' advances were $590,265 for a total of $38,268,509.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2002 and 2001, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2002             2001
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $37,678,244      $33,645,607
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      32,530,420       30,210,256
                                    -----------      -----------
Total:                               77,225,024       70,872,223
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $77,815,289      $71,462,488
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

(b)  SSGM MINING LEASE

On July 28, 1975, an amended lease agreement between Misanse as lessor and Sanseb as tenant was signed by the parties giving the tenant all the possessions and mining rights that pertain to the SSGM as well as other claims to mineral rights that may already have or could be claimed in the future within the 595 hectares (1,470 acres) plat of land encompassing the SSGM. The 25-year lease, which begins on the date gold production begins, was further amended to run concurrently with the concession described herein and may be extended for an additional 25 years by the tenant as long as the tenant has paid the rent and has complied with other obligations under the lease and the concession. The lease also provides that the tenant will pay rent equivalent to five percent of the gross gold production revenue obtained from the leased SSGM and further commits itself to maintaining production taking into consideration market and other conditions. In no case will the rent be less than 1,800 "colones" per month (approximately $206 per month at the current rate of exchange). The lease also provides that, in the event the lessor wishes to sell the property, it must first give preference to the tenant; the lease further provides that the tenant must give preference to employ former mining employees and Misanse shareholders, providing they qualify for the available position. The lease agreement was assigned on January 29, 1987 to the Company and Sanseb together with the mining concession application and subsequently was pledged as collateral for loans made by related parties. (Note 7)

The lease is freely assignable by the Joint Venture without notice to Misanse. The lease may also be cancelled by the Joint Venture on thirty days' notice to Misanse, and thereafter, all legal responsibilities thereunder shall cease.

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

As a subsequent event, reference is made to "Part II - Financial
Information, Item 6.  Reports on Form 8-K."

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                    06/30/02     03/31/02
                                                    --------     --------
Related Parties

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using  the
undeveloped land, real estate and all other
assets owned by the Company,  its subsidiaries
and the Joint Venture as collateral. (Note 7)      $7,121,251   $6,923,874

Other

Short-term notes and accrued interest (June 30, 2002, $424,093 and March 31, 2002, $416,305)
issued to creditors and other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.

                                                      762,039      754,252
                                                   ----------   ----------
                                         Total:    $7,883,290   $7,678,126
                                                   ==========   ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 21 1/4 years, including vacation pay, for a total of $2,499,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2002:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $4,799,274. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, an aggregate of $732,091, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did not borrow any common shares during this fiscal period. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 16, 1987, the Company granted its President, by unanimous consent of the Board of Directors, compensation in the form of a bonus in the amount of two percent of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences on a full production basis.

The President, as an individual, and not as a Director or Officer of the Company, presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2002:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,092,378; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share. The terms of this arms-length transaction are no less favorable than those obtained from unrelated third parties.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2002:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $381,095 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $264,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $333,882 for 1,907.9 hours of legal services rendered from July 1980 through June 30, 2002. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $116,412 which bears interest at an annual rate of 16% payable monthly.

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

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses until it is in a full production basis.
When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations. However, a separate accounting is maintained for the purpose of recording the amount that is due to the Company from the Joint Venture.

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2002                       2001
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance
 April 1                  $36,729,924   $20,448,289   $32,519,136  $16,973,241
June 30 first
 fiscal quarter               948,320       808,097     1,126,471      943,001
                          -----------   -----------   -----------  -----------
Total Company advances     37,678,244    21,256,386    33,645,607   17,916,242
Advances by three of
 the Company's
 subsidiaries                 590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
June 30 total net
 advances                 $38,268,509   $21,256,386   $34,235,872  $17,916,242
                          ===========   ===========   ===========  ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 11.

(9)  INCOME TAXES
-----------------

At March 31, 2002, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $4,253,098 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2017.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 18,650,708 shares were issued and outstanding as of June 30, 2002. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2002 or 2001.

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

c.  STOCK OPTION ACTIVITY DURING THIS FIRST QUARTER PERIOD:

                                  06/30/02               03/31/02
                              ------------------     ----------------
                                        Weighted             Weighted
                              Option     Average     Option   Average
                              Shares      Price      Shares    Price
                              ------      -----      ------    -----
Outstanding, beg. yr.         670,000     $0.22      920,000   $1.27
Granted                       120,000     $0.15      520,000   $0.25
Exercised                           0       N/A            0     N/A
Forfeited                           0       N/A     (500,000)    N/A
Expired                             0       N/A     (270,000)    N/A
                            ---------     -----    ----------  -----
Outstanding, end of period    790,000     $0.21      670,000   $0.22
                            =========     =====    ==========  =====

A summary of the outstanding stock options as of June 30, 2002, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          790,000         1.342 years             $0.21

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 30 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2002, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,108,376 were issued, and 391,624 shares remain to be issued as of June 30, 2002.

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. None of the 1,500,000 shares registered were issued as of June 30, 2002.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and any other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.
The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. A balance of 250,000 shares remain in the CGCEBA account as of June 30, 2002.

(11) COMMITMENTS AND CONTINGENCIES
----------------------------------

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

(12) BUSINESS SEGMENTS
----------------------

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

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the processing of gold. The mining operations are temporarily suspended. The other segments are those activities that are combined for reporting purposes.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - JUNE 30, 2002
                      PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations for the first quarterly periods ended June 30, 2002 and 2001 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

A redefined structure of the financial statements for the first quarterly periods ended 2002, 2001, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to this change, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. These advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. In effect, this restructuring modifies only the financial reporting as at the time that the profits for the gold mining operation are distributed, the interest earned on these advances will be pa id first to the Company prior to any profit distribution and pursuant to an agreement entered into by the joint venture parties.

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

THE INTERNET AND RELATED BUSINESSES
-----------------------------------

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

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001 ON A RESTATED BASIS
-----------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture and excluding the interest income due from the Joint Venture, had a net loss of ($10,577) or ($.0006) per share for this fiscal period compared to a net loss of ($8,413) or $.0006 per basic share for its first quarter ended June 30, 2001. This loss is primarily from the allocated portion of its administrative expenses.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul, and the capacity must be increased. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this first quarter to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation.

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The depressed price of gold over the past years and the Company's incredibly low common share market price are major deterrents in raising cash for the Company's programs. During this first quarter there was more interest in gold, as the price of gold continued to move upward and reached its highest price in many years. There is much speculation and uncertainty as to the future price of gold.

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

From September 1987 through June 30, 2002, the Company has advanced the sum of $37,678,244 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $38,268,509. The investment includes the charge of $21,256,386 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of June 30, 2002, the Joint Venture employed between 30 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

From September 1987 through June 30, 2002, the Company, and three of its subsidiaries, have advanced to the Joint Venture $38,268,509. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $21,256,386 through June 30, 2002. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same previous sources. There are no assurances that funds will be available, except at this time, there is a world-wide interest in owning gold. The price of gold has increased to its highest level in many years; however, the price fluctuations create an atmosphere of uncertainty.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

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

A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires the Company to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes the following accounting policies are critical policies: accounting for its gold ore reserves, environmental liabilities, income taxes and asset retirement obligations.

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

BUSINESS AND MARKET RISKS
-------------------------

The Company continuously reviews the mining risks it encounters in its day-to-day operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. In addition, there is great emphasis on safety, training and loss control programs at the various sites.

The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The overall effect of these changes upon the Company varies by jurisdiction, and are not predictable but, given the Company's environmental policies and programs, the effect of any such changes are not expected to be material. (Subsequent event - reference is made to "Part II - Financial Information, Item 6. Reports on Form 8-K.")

GOLD PRICE
----------

The Company's revenues, when it is in production, will be derived primarily from the sale of gold. The Company's net income can vary significantly with fluctuations in the market price of gold.

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore there is no foreign currency exchange rate.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2002
                        PART II - FINANCIAL INFORMATION


Item 1.   Legal Proceedings

          None pending.  Reference is made to "Item 6.  Reports on Form
          8-K."

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the common shares and stock options issued and to be issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 20, 2002 relating to an annual meeting of shareholders to be held on October 18, 2002. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 23, 2002 for disclosure of the details.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          A Form 8-K was filed on August 6, 2002 to report that the El Salvador Director of Hydrocarbons and Mines, a Department of the El Salvador Ministry of Economy's Office, notified the Company that it plans to cancel the Joint Venture's concession (license), which is a right to extract precious metals from its San Sebastian Gold Mine (SSGM) located in the Republic of El Salvador, Central America. (Incorporated by reference as this Form 8-K had been filed on August 8, 2002.)

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMMERCE GROUP CORP.
                            Registrant/Company

                            /s/ Edward L. Machulak
Date:  August 13, 2002      ______________________________________
                            Edward L. Machulak
                            President,  Chief Executive, Operating and
                            Financial Officer and Treasurer