Form 10-Q
period 2002-09-30
COMMERCE GROUP CORP /WI/
filed 2002-11-08
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2002

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,097,708 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of October 31, 2002.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

               FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2002

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

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Shareholders' Equity

     Consolidated Statements of Cash Flows

     Notes to the Unaudited Consolidated Financial Statements

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K

          Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                        Sept. 30, 2002       March 31, 2002
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    46,858       $    39,081
 Investments                                   218,618           230,068
 Accounts receivable                           275,785           275,785
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     41,733            25,047
                                           -----------       -----------
  Total current assets                         622,556           609,543

Real estate (Note 5)                            23,336            23,336
Property, plant and equipment, net           4,132,546         4,125,726
Mining resources investment                 28,038,047        27,186,829
                                           ------------      ------------
 Total assets                              $32,816,485       $31,945,434
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   434,161       $   409,970
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             7,445,231         6,923,874
 Notes and accrued interest payable to
  others (Note 6)                              769,913           754,251
 Accrued salaries                            2,565,765         2,475,765
 Accrued legal fees                            333,883           314,804
 Other accrued expenses                        624,154           607,552
                                           ------------      ------------
  Total liabilities                         12,173,107        11,486,216

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 11)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2002-none; 2001-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 09/30/2002-19,097,708 (Note 10)             1,909,771
 03/31/2002-17,468,008 (Note 10)                               1,746,801
Capital in excess of par value              18,833,139        18,792,109
Retained earnings (deficit)                    (99,533)          (79,692)
                                           ------------      ------------
  Total shareholders' equity                20,643,377        20,459,218
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $32,816,485       $31,945,434
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                            Three Months Ended
                              Second Quarter             Six Months Ended
                          09/30/02      09/30/01      09/30/02       09/30/01
                       ------------  ------------  ------------  -------------
Revenues:              $         0   $         0   $         0   $          0

Expenses:
 General and adminis-
  trative                    9,264         9,947        19,841         18,360
                       ------------  ------------  ------------  -------------
  Total expenses             9,264         9,947        19,841         18,360

Other income:
 Interest income                 0             0             0              5
                       ------------  ------------  ------------   ------------
  Other income                   0             0             0              5

Net profit (loss)           (9,264)       (9,947)       (19,841)      (18,355)
 Credit (charges)
  for income taxes               0             0              0             0
                       ------------  ------------  -------------  ------------
Net income (loss)
 after income tax
 credit (charge)       $    (9,264)  $    (9,947)  $    (19,841)  $   (18,355)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) basic        $    (.0005)  $    (.0006)  $     (.0011)  $    (.0011)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) diluted      $    (.0005)  $    (.0006)  $     (.0010)  $    (.0011)
                       ============  ============  =============  ============
Weighted av.
 common shares
 outstanding (Note 2)   18,369,259    16,060,030     18,369,259    16,060,030
                       ============  ============  =============  ============
Weighted av.
 diluted common
 shares (Note 2)        19,329,259    17,000,030     19,329,259    17,000,030
                       ============  ===========   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         THROUGH THE PERIOD ENDED SEPTEMBER 30, 2002 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 2000   13,888,929   $1,388,893   $18,402,346    $(166,310)

Net income (loss) for
 FY March 31, 2001                                                   129,790

 Dir./off./employee/
  services comp.             618,500       61,850         8,000
 Payment of debt           1,586,579      158,658       588,953
 Cash                        200,000       20,000             0
 Common shares cancelled    (500,000)     (50,000)     (238,450)
                          -----------  -----------  ------------  -----------
Balances March 31, 2001   15,794,008    1,579,401    18,760,849      (36,520)

Net income (loss) for
 FY March 31, 2002                                                   (43,172)

 Dir./off./employee/
  services comp.           1,154,000      115,400         5,260
  Payment of debt            250,000       25,000        12,500
  Cash                       270,000       27,000        13,500
                          ----------   ----------   -----------     ---------
Balances March 31, 2002   17,468,008   $1,746,801   $18,792,109     $(79,692)

Net income (loss)
 September 30, 2002                                                  (19,841)

  Shares issued:
  Cash                       747,000       74,700        16,050
  Payment of debt            632,700       63,270         2,480
  Dir./off./employee
   benefit account           250,000       25,000        22,500
                          ----------   ----------   -----------     ---------
Balances
 September 30, 2002       19,097,708   $1,909,771   $18,833,139     $(99,533)
                          ==========   ==========   ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                              2002           2001
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (19,841)   $   (18,355)
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH USED IN
 OPERATING ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase) in investments           11,450
 Decrease (increase) in prepaid items
  and deposits                               (16,685)         6,554
 Increase (decrease) in accounts
  payable and accrued liabilities             31,993        (75,067)
 Increase (decrease) in director fees          8,800          9,600
 Increase (decrease) in accrued salaries      90,000         90,000
 Increase (decrease) in accrued legal fees    19,079              0
                                         -----------   ------------
Total adjustments                            144,637         31,087
Net cash provided by (used in)           -----------   ------------
  operating activity                         124,796         12,732

INVESTING ACTIVITIES:
 Investment in mining resources             (858,039)      (731,225)
                                          -----------   ------------
 Net cash used in investing activities      (858,039)      (731,225)

FINANCING ACTIVITIES:
 Net borrowings                              537,019        641,599
 Common stock issued                         204,001         83,060
Net cash provided by (used in)            -----------   ------------
 financing activities                        741,020        724,659

Net increase (decrease) in cash
 and cash equivalents                          7,777          6,166
Cash - beg. of year                           39,081         24,401
                                          -----------   ------------
Cash - end of fiscal period               $   46,858    $    30,567
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the second quarterly periods ended September 30, 2002 and 2001:

1.   The following amounts of accrued interest expense were capitalized:
     $585,425 (2002) and $490,805 (2001).

2. No interest expense was paid in cash during the quarterly periods in 2002 and 2001.

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

2. Other non-cash items that remain as accruals are accrued salary, legal, and director fees which amounted to $117,879 in 2002 and $117,600 in 2001.

3. Non-cash equipment financing activities: none for 2002 and none for 2001.


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both corporations based in the United States, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador,
     Central America.   Gold bullion, currently the Joint Venture's
     principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration to increase the gold ore reserves is a main objective at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

     As of April 1, 2000 the Joint Venture decided to temporarily suspend the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher selling price.

     Currently the Joint Venture is in the pre-production phase at the SSGM. Simultaneously, it is performing diverse programs relative to its mining projects. Prior to December 31, 1999, gold was produced on a start-up (not full production) basis. Operations were temporarily ceased when the price of gold fell to its lowest price in the past twenty years, and this caused a world wide lack of interest in gold and gold mining companies. This year, the price of gold has increased to over $300 an ounce for there is more investor interest in gold and in the ownership of shares of gold mining companies. Many forecasters are optimistic in predicting that the price of gold will continue in an upward trend.

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

     The Company on January 29, 1999, announced its plans to diversify by having (at that time) its wholly-owned subsidiary, ("Ecomm"), enter into the web portal business. Ecomm's objective was to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. Ecomm's principal business was to evaluate, structure and complete Internet-related business combinations, mergers, and acquisitions. It planned to concentrate in specialized or niche portals which are being developed as hubs or gateways to the Internet for groups of individuals with specific interests. Since rapid changes have taken place in the Internet business, the Company, for the time being, has decided not to pursue any Internet businesses.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the second quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of the fiscal period.

If on the six-month period ended September 30, 2002, 960,000 option shares were added to the weighted number of shares which amount to 18,369,259 common shares issued and outstanding, the total number of fully diluted shares would amount to 19,329,259. The loss per share for this six-month period ended September 30, 2002 is $.0011 cents per share on the weighted average common shares outstanding and $.0010 cents per share on the weighted diluted shares outstanding. The same methods were used for the same 2001 fiscal period.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

              September 30, 2002                    September 30, 2001
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $28,038,046              $28,038,046  $27,017,060             $27,017,060

Property,
Plant
and
Equip-
ment   6,384,689   2,252,143    4,132,546    5,640,180   2,252,143   3,388,037
     ----------- -----------  -----------  -----------  ---------- -----------
     $34,422,735 $ 2,252,143  $31,170,592  $32,657,240  $2,252,143 $30,405,097
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

INVESTMENTS IN JOINT VENTURE

As of September 30, 2002, the Company's investments, including charges for interest expense to the Joint Venture, were $38,670,261 and three of the Company's subsidiaries' advances were $590,265 for a total of $39,260,526.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2002 and 2001, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2002             2001
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $38,670,261      $34,729,580
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      33,087,027       30,875,147
                                    -----------      -----------
Total:                               78,773,648       72,621,087
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $79,363,913      $73,211,352
                                    ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting and retrofitting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant.

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

(c)  MINERAL CONCESSION

On July 23, 1987, the Government of El Salvador granted and delivered to the Company's 52%-owned subsidiary, Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture. The concession was pledged as collateral for loans made by related parties. (Note 7)

Effective July 2001, the Government of El Salvador revised its regulation, which now requires mining companies to pay to it two percent of its gross precious metal receipts. The Company, in compliance with the new law, has, or will file its applications for all of the mining concessions in which it has an interest.

Reference is made to "Part II - Financial Information, Item 6. Reports on Form 8-K for a Form 8-K which was filed on November 7, 2002."

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

MONTEMAYOR MINE

The Joint Venture has leased approximately 175 acres of land that it considers to be the key mining property. The terms of the various leases are one year with automatic renewal rights. This property is located approximately 14 miles northwest of the SCMP, approximately six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                    09/30/02     03/31/02
                                                    --------     --------
Related Parties

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using  the
undeveloped land, real estate and all other
assets owned by the Company,  its subsidiaries
and the Joint Venture as collateral. (Note 7)      $7,445,231   $6,923,874

Other

Short-term notes and accrued interest (September
30, 2002, $431,966 and March 31, 2002, $416,305)
issued to creditors and other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.

                                                      769,913      754,252
                                                   ----------   ----------
                                         Total:    $8,215,144   $7,678,126
                                                   ==========   ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 21 1/2 years, including vacation pay, for a total of $2,540,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2002:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $5,015,477. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, an aggregate of $762,014, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Although there is no formal employment agreement, the Directors have assured the President that at the time of payment of his salary, bonus, etc., there will be additional compensation payable to him for the deterioration of the value due to inflation and other economic factors.

The President, as an individual, and not as a Director or Officer of the Company, presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2002:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,149,897; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On September 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share. The terms of this arms-length transaction are no less favorable than those obtained from unrelated third parties.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2002:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $396,673, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $273,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $333,882 for 1,907.9 hours of legal services rendered from July 1980 through June 30, 2002. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $121,170 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2002                       2001
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance
 April 1                  $36,729,924   $20,448,289   $32,519,136  $16,973,241
September 30 second
 fiscal quarter             1,940,337     1,646,182     2,210,444    1,857,373
                          -----------   -----------   -----------  -----------
Total Company advances     38,670,261    22,094,471    34,729,580   18,830,614
Advances by three of
 the Company's
 subsidiaries                 590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
September 30 total net
 advances                 $39,260,526   $22,094,471   $35,319,845  $18,830,614
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 19,097,708 shares were issued and outstanding as of September 30, 2002. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available. Therefore, in the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2002 or 2001.

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

c.  STOCK OPTION ACTIVITY DURING THIS SECOND QUARTER PERIOD:

                                  09/30/02               03/31/02
                              ------------------     ----------------
                                        Weighted             Weighted
                              Option     Average     Option   Average
                              Shares      Price      Shares    Price
                              ------      -----      ------    -----
Outstanding, beg. yr.         670,000     $0.22      920,000   $1.27
Granted                       290,000     $0.19      520,000   $0.25
Exercised                           0       N/A            0     N/A
Forfeited                           0       N/A     (500,000)    N/A
Expired                             0       N/A     (270,000)    N/A
                            ---------     -----    ----------  -----
Outstanding, end of period    960,000     $0.21      670,000   $0.22
                            =========     =====    ==========  =====

A summary of the outstanding stock options as of September 30, 2002, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          960,000         1.3055 years           $0.21

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 30 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2002, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,108,376 were issued, and 391,624 shares remain to be issued as of September 30, 2002.

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. None of the 1,500,000 shares registered were issued as of September 30, 2002.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and any other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.
The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. A balance of 245,000 shares remain in the CGCEBA account as of September 30, 2002.

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

(12)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report and the filing of the required Securities and Exchange Commission annual Form 10-K.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - SEPTEMBER 30, 2002
                      PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations for the second quarterly periods ended September 30, 2002 and 2001 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
------------------------------------------------

ACCOUNTING OVERVIEW
-------------------

The financial statements for the second quarterly periods ended September 30, 2002 and 2001, and prior years reflects and includes the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Although the elimination of interest income due from Comseb reduces the retained earnings, it does not eliminate the interest charged and earned by the Company. The interest is due and payable to the Company, and is maintained with a separate accounting. At the time that profits from the gold mining operations are distributed, the amount due for the interest earned on these advances will be paid first to the Company prior to any distribution of funds and pursuant to an agreement entered into by the joint venture parties.

THE COMPANY'S CURRENT STATUS
----------------------------

CURRENT EVENTS

On August 7, 2002, the Company filed a Securities and Exchange Commission Form 8-K to report that the El Salvador Director of Hydrocarbons and Mines (DHM), a Department under the jurisdiction of the El Salvadoran Ministry of Economy, planned to cancel the Joint Venture concession (license). This concession gives the Joint Venture the right to extract precious metals from Commerce's SSGM which is located near the City of Santa Rosa de Lima, Department of La Union, in the Republic of El Salvador, Central America. Some of the differences are attributable to timing. The original SSGM concession was issued in 1962. Then, San Sebastian Gold Mines, Inc., the Company's 82 1/2%-owned subsidiary, obtained the concession via assignment in 1968. In July of 1987, the SSGM concession was renewed and the Joint Venture was working under this permit. In 1996 the Government of El Salvador revised the mining law which includes the filing of the annual financial statements and obtaining environmental permits. Since Commerce's renewed 1987 concession prevailed, Commerce voluntarily opted to comply with both of these requirements.

After meeting with the El Salvador Ministry of Economy and the Director of DHM on Friday, September 6, 2002, and with the support of the U.S. Ambassador to El Salvador, it was discovered that there were two issues. One issue, despite the fact that Commerce's El Salvador legal counsel had a receipt of a timely filing, was that the Joint Venture's financial statements were not filed timely. The second issue was that the Joint Venture had not received the environmental permits from the El Salvador Ministry of Environment and Natural Resource's (MARN) office. These permits can only be issued by this Ministry. In reality, since September 1996 (prior to the establishment of the MARN) the Joint Venture, together with its El Salvador environmental consultant, bent over backwards to do everything possible to have these permits issued. The Company and its Joint Venture did everything it could possibly do to promulgate the issuance of these permits.

On October 15, 2002, under MARN resolution 474-2002, MARN issued an environmental permit covering the San Cristobal Mill and Plant. On October 21, 2002 under MARN resolution 493-2002, MARN issued an environmental permit covering the SSGM.

At the September 6, 2002, meeting with the Minister of Economy and the DHM, it was agreed to renew the SSGM exploitation and exploration concession/license for a 30-year term beginning on the effective day of this concession/license. On October 30, 2002, Commerce filed applications with the DHM for two exploration concessions. One is identified as the new SSGM concession. This expanded area of 42 square kilometers includes the SSGM exploitation concession/license. It also includes three formerly known gold mines identified as: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine. The second is identified as the Nueva Esparta and is in an area of 45 square kilometers. It is located north and west of the original SSGM concession in a mineralized belt zone and includes the following eight mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine; the La Joya Mine; and the Copetillo Mine. These filed exploration concessions, when granted, will expand the exploration area from eight to 87 square kilometers.

This additional mineralized exploration area provides the Company with the opportunity to increase its precious metal ore reserves in and near the SSGM.

On November 5, 2002, the Joint Venture filed an application to renew its SSGM exploitation concession for a period of 30 years.

GOLD ORE RESERVES (09/30/02)

The Company's geologists have defined the following gold ore reserves:

                                      Average
                            Tons       Grade       Ounces
                            ----       -----       ------
Virgin ore              14,404,096     0.081     1,166,732
Stope fill estimated     1,000,000     0.340       340,000
                        ----------               ---------
  Totals                15,404,096               1,506,732


The estimated recoverable ounces by processing through the San Cristobal Mill and Plant ranges from 85 to 95%; the recovery from the heap leaching operations should range from 60% to 70%.

PRECIOUS METAL MINING

The Joint Venture has produced gold from March 31, 1995 through its fiscal period ended December 31, 1999. Its San Cristobal Mill and Plant
(SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993.

Although the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities. There is also much uncertainty at this time relative to the stability of the price of gold which in the past months reflected an upward trend with a range of prices.

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

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it is excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected and retrofitted at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Upon the advice of its El Salvadoran legal counsel, it has suspended exploring the potential of the San Felipe-El Potosi Mine and its extension the El Capulin Mine. The Company's El Salvadoran legal counsel is in the process of researching legal alternatives. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

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

THE INTERNET AND RELATED BUSINESSES
-----------------------------------

HISTORICAL SYNOPSIS

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective was to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. At this time, since the Company will focus mainly on the gold mine operations, it will not pursue an Internet business.


RESULTS OF OPERATION FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001
-----------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture but excluding the interest income due to the Company from the Joint Venture, had a net loss of ($19,841) or ($.0011) per share for this fiscal period compared to a net loss of ($18,355) or ($.0011) per basic share for its second quarter ended September 30, 2001. This loss is primarily from the allocated portion of its administrative expenses.

The Joint Venture suspended its gold mining and processing due to its need to rehabilitate, overhaul, and expand the SCMP, and due to the uncertainty in the price of gold.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, overhaul, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul, and the production capacity must be increased. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production. A sum of U.S. $16 million would start the open-pit, heap-leach at a rate of 2,000 tons per day and the anticipated profits and cash flow then could be used to gradually expand the production to 6,000 tons per day.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested accredited investors or by entering into a joint venture, merging, or developing an acceptable form of a combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM as its exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this six-month period to complete the modification and expansion of the SCMP or for the construction of the open-pit, heap-leach operation.

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The depressed price of gold over the past years and the Company's incredibly low common share market price are major deterrents in raising cash for the Company's programs. During this six-month period there was more investor interest in gold, as the price of gold continued to move upward and reached its highest price in many years. However, there is much speculation and uncertainty as to the future price of gold.

Therefore, the Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are
required from similar sources as it has in the past.   It further
believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold continues to increase. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through September 30, 2002, the Company has advanced the sum of $38,670,261 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $39,260,526. The investment includes the charge of $22,094,471 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of mobile and plant equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of September 30, 2002, the Joint Venture employed between 30 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

From September 1987 through September 30, 2002, the Company, and three of its subsidiaries, have advanced to the Joint Venture $39,260,526. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $22,094,471 through September 30, 2002. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

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

In 1996 the Government of El Salvador changed its mining regulations which contain environment and natural resource compliance provisions and the need to obtain environmental permits from the El Salvador Ministry of Environment and Natural Resources (MARN). Permits were issued by MARN for the SCMP on October 15, 2002, under MARN resolution 474-2002, and for the SSGM on October 21, 2002, under MARN resolution 493-2002.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - SEPTEMBER 30, 2002
                       PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 18, 2002, the Company held its annual meeting of shareholders. From the 18,757,708 issued and outstanding common shares entitled to vote, 16,619,342 (88.60%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following three proposals at this meeting:

          Proposal I was for the election of two Directors of the Company. Edward L. Machulak has been elected as a Class I Director, whose term expires at the annual shareholders' meeting to be held in 2005; and John H. Curry has been elected as a Class II Director, whose term expires at the annual shareholders' meeting to be held in the year of 2003 and/or until such time as their successors shall be elected and qualified. From the 16,619,342 voting at the meeting, the proposal electing Edward L. Machulak as a Class I Director passed with votes of 16,589,212 (88.439%) in favor; 30,130 votes withheld authority, and the proposal electing John H. Curry as a Class II Director passed with votes of 16,604,817 (88.523%) in favor; 14,525 votes withheld authority.

          Proposal II was to ratify the selection of Bruce Michael Redlin, C.P.A., LLC as the Company's independent public accountant for its fiscal year ended March 31, 2003. The proposal passed with 16,555,941 (88.267%) votes in favor; 45,794 votes were against the proposal, and 16,607 votes abstained.

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.   Other Information

          None.

Item 6.   Reports on Form 8-K

          A Form 8-K was filed on November 7, 2002 to report that the Company was issued permits from the El Salvador Government that allow the Company to proceed with the application with the Ministry of Economy's office of the Department of Hydrocarbons and Mines to renew and extend its SSGM exploitation concession/license for a period of 30 years. This application was filed on November 5, 2002. The Form 8-K also reported that two exploration concessions known as the new SSGM concession and Nueva Esparta, which together consist of an area of 87 square kilometers, were filed on October 30, 2002. (Incorporated by reference as this Form 8-K had been filed on November 7, 2002)


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

                                 /s/ Edward L. Machulak
Date:  November 8, 2002          ______________________________________
                                 Edward L. Machulak
                                 President,  Chief Executive, Operating
                                 and Financial Officer and Treasurer