Form 10-Q
period 2002-12-31
COMMERCE GROUP CORP /WI/
filed 2003-02-10
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
         For the third quarterly period ended December 31, 2002

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,789,208 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 31, 2002.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

               FOR THE THIRD QUARTER ENDED DECEMBER 31, 2002

                                  INDEX

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and/or omitted pursuant to such SEC rules and regulations.

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

Item 5.   Other Information

Item 6.   Reports on Form 8-K

          Registrant's Signature Page

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         Dec. 30, 2002       March 31, 2002
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    38,369       $    39,081
 Investments                                   207,218           230,068
 Accounts receivable                           276,085           275,785
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     41,828            25,047
                                           -----------       -----------
  Total current assets                         603,062           609,543

Real estate (Notes 4 & 5)                       23,336            23,336
Property, plant and equipment, net           4,135,556         4,125,726
Mining resources investment                 28,491,486        27,186,829
                                           ------------      ------------
 Total assets                              $33,253,440       $31,945,434
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   469,935       $   409,970
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             7,807,502         6,923,874
 Notes and accrued interest payable to
  others (Note 6)                              775,356           754,251
 Accrued salaries                            2,610,765         2,475,765
 Accrued legal fees                            333,883           314,804
 Other accrued expenses                        622,167           607,552
                                           ------------      ------------
  Total liabilities                         12,619,608        11,486,216

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 11)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2002-none; 2001-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 12/31/2002-19,097,708 (Note 10)             1,909,771
 03/31/2002-17,468,008 (Note 10)                               1,746,801
Capital in excess of par value              18,833,139        18,792,109
Retained earnings (deficit)                   (109,078)          (79,692)
                                           ------------      ------------
  Total shareholders' equity                20,633,832        20,459,218
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $33,253,440       $31,945,434
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31 (UNAUDITED)


                            Three Months Ended            Nine Months Ended
                           12/31/02      12/31/01      12/31/02       12/31/01
                           --------      --------      --------       --------

Revenues               $         0   $         0   $         0   $          0

Expenses:
 General and adminis-
  trative expense            9,546         9,199        29,386         27,559
                       ------------  ------------  ------------  -------------
  Total expenses             9,546         9,199        29,386         27,559

Other income:
 Interest and
  miscellaneous
  income                         0            31             0             36
                       ------------  ------------  ------------   ------------
  Other income                   0            31             0             36

Net profit (loss)           (9,546)       (9,168)       (29,386)      (27,523)
 Credit (charges)
  for income taxes               0             0              0             0
                       ------------  ------------  -------------  ------------
Net income (loss)
 after income tax
 credit (charge)       $    (9,546)  $    (9,168)  $    (29,386)  $   (27,523)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) basic        $    (.0005)  $    (.0006)  $     (.0016)  $    (.0017)
                       ============  ============  =============  ============
Net income (loss)
 per share
 (Note 2) diluted      $    (.0005)  $    (.0005)  $     (.0015)  $    (.0016)
                       ============  ============  =============  ============
Weighted av.
 common basic
 shares (Note 2)        18,612,959    16,183,077     18,612,959    16,183,077
                       ============  ============  =============  ============
Weighted av.
 diluted common
 shares (Note 2)        19,572,959    17,053,077     19,572,959    17,053,077
                       ============  ===========   =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2002 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          -----------  ----------   -----------   ----------
Balances March 31, 2000   13,888,929   $1,388,893   $18,402,346    $(166,310)

Net income (loss) for
 FY March 31, 2001                                                   129,790

 Dir./off./employee/
  services comp.             618,500       61,850         8,000
 Payment of debt           1,586,579      158,658       588,953
 Cash                        200,000       20,000             0
 Common shares cancelled    (500,000)     (50,000)     (238,450)
                          -----------  -----------  ------------   ----------
Balances March 31, 2001   15,794,008    1,579,401    18,760,849      (36,520)

Net income (loss) for
 FY March 31, 2002                                                   (43,172)

 Dir./off./employee/
  services comp.           1,154,000      115,400         5,260
  Payment of debt            250,000       25,000        12,500
  Cash                       270,000       27,000        13,500
                          ----------   ----------   -----------    ----------
Balances March 31, 2002   17,468,008   $1,746,801   $18,792,109      (79,692)

Net income (loss)
 December 31, 2002                                                   (29,386)

  Shares issued:
  Cash                       747,000       74,700        16,050
  Payment of debt            632,700       63,270         2,480
  Dir./off./employee
   benefit account           250,000       25,000        22,500
                          ----------   ----------   -----------    ----------
Balances
 December 31, 2002        19,097,708   $1,909,771   $18,833,139    $(109,078)
                          ==========   ==========   ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED (UNAUDITED)

                                            12/31/02       12/31/01
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $  (29,386)   $   (27,523)
ADJUSTMENTS TO RECONCILE                  -----------   ------------
 NET INCOME (LOSS) TO NET
 CASH USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase) in account
  receivables                                   (300)
 Decrease (increase) in investments           22,851         11,200
 Decrease (increase) in prepaid items
  and deposits                               (16,781)         8,425
 Increase (decrease) in accounts
  payable and accrued liabilities             74,580        (48,828)
 Increase (decrease) in accrued salaries     135,000        135,000
 Increase (decrease) in accrued legal fees    19,079              0
                                          -----------   ------------
 Total adjustments                           234,429        105,797
 Net cash provided by (used in)           -----------   ------------
  operating activity                         205,043         78,274

INVESTING ACTIVITIES:
 Investment in mining resources           (1,314,488)    (1,162,230)

FINANCING ACTIVITIES:
 Net borrowings                              904,733        980,391
 Common stock issued                         204,000         97,460
Net cash provided by (used in)            -----------   ------------
 financing activities                      1,108,733      1,077,851

Net increase (decrease) in cash
 and cash equivalents                           (712)        (6,105)
Cash - beg. of year                           39,081         24,401
                                          -----------   ------------
Cash - end of fiscal period               $   38,369    $    18,296
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the nine-month periods ended December 31, 2002 and 2001:

1.   The following amounts of accrued interest expense were capitalized:
     $896,089 (2002) and $755,197 (2001).

2.   There was no interest expense paid in cash.

3.   The Company paid no income taxes as it did not have a tax liability.

4. The investment account consists of securities held for the Employee Benefit Account stated at cost, and precious stones which are stated at the lower of cost or market value.

5. The account receivable sum of $275,465 is due from an affiliate and it will be the Company's accounts payable offset of $220,106 due to the same affiliate.

6. Inventory consists of consumable items used in processing gold ore, which values are stated at the lower of average cost or market.

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


2. Other non-cash items were for the accrued salary, consulting, legal, and director fees which amounted to $186,879 in 2002 and $177,200 in 2001.

3.   There were no non-cash equipment financing activities.


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2002


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

     Currently the Joint Venture is in the pre-production phase at the SSGM. Simultaneously, it is performing diverse programs relative to its mining projects. Prior to December 31, 1999, gold was produced on a start-up (not full production) basis. Operations were temporarily ceased when the price of gold fell to its lowest price in the past twenty years, and this caused a world wide lack of interest in gold and gold mining companies. During this fiscal year, the price of gold has increased to over $370 an ounce for there is more investor interest in gold due to the threat of war in Iraq and North Korea, the decline of the U.S. dollar, and the uncertainty of the U.S. economy. As a result of these uncertainties, there is a greater interest in the ownership of gold and shares of gold mining companies. Many forecasters are optimistic in predicting that the price of gold will continue in an upward trend.

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

ACCOUNTS RECEIVABLE

The accounts receivable primarily consists of the advances to Misanse, a 52%-owned subsidiary, which will be partially offset for the Misanse rental charges included in the accounts payable.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the second calendar quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

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

If on the nine-month period ended December 31, 2002, 960,000 option shares were added to the weighted number of shares which amount to 18,612,959 common shares issued and outstanding, the total number of fully diluted shares would amount to 19,572,959. The loss per share for this nine-month period ended December 31, 2002 is $.0016 cents per share on the weighted average common shares outstanding and $.0015 cents per share on the weighted diluted shares outstanding. The same methods were used for the same 2001 fiscal period.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

              December 31, 2002                       March 31, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $28,491,486              $28,491,486  $27,186,829             $27,186,829

Property,
Plant
and
Equip-
ment   6,387,699   2,252,143    4,135,556    6,377,869   2,252,143   4,125,726
     ----------- -----------  -----------  -----------  ---------- -----------
     $34,879,185 $ 2,252,143  $32,627,042  $33,564,698  $2,252,143 $31,312,555
     =========== ===========  ===========  ===========  ========== ===========

Production facilities and equipment are stated at cost and are amortized based on the lease arrangement, if any, and salvage value. Vehicles, office equipment, laboratory equipment, and buildings are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand these facilities, no depreciation has been recorded since the date of suspension, which includes this fiscal period.

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed, which are to be superseded by SFAS 144 (adopted October 2001) and amends APB No. 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement will be effective in the second calendar quarter of 2003. The Company anticipates that the impact of this new standard will have no material impact on the financial statements taken as a whole.

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

INVESTMENTS IN JOINT VENTURE

As of December 31, 2002, the Company's investments, including charges for interest expense to the Joint Venture, were $39,662,986 and three of the Company's subsidiaries' advances were $590,265 for a total of $40,253,251.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2002 and 2001, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                           2002             2001
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $39,662,986      $35,741,428
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      33,638,949       31,462,494
                                    -----------      -----------
Total:                               80,318,295       74,220,282
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $80,908,560      $74,810,547
                                    ===========      ===========

SSGM ACTIVITY

The Company's 82 1/2%-owned subsidiary, Sanseb, began its activities with the SSGM in October 1968. Sanseb produced gold and silver from 1972 through February 1978. There was no significant activity at the SSGM site from February 1978 through January 1987, primarily due to the civil unrest. Sanseb, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the proven and minable gold ore reserve area. The Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations on this site. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting and retrofitting its cone crushing system, and with limited funds, it is performing minor rehabilitation and repairs to its San Cristobal Mill and Plant.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 200 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On January 12, 2003, at a Misanse shareholders' meeting, the Directors and Officers of Misanse were authorized and empowered to execute a lease agreement to coincide with the anticipated concession agreement. On January 14, 2003, a lease agreement by and between Commerce Group Corp. ("the Company") and Mineral San Sebastian Sociedad Anonima de Capital Variable (Misanse) was executed and the highlights of the lease are as follows:

1. The term of the lease is for 30 years and it is extendible for one or more equal periods. This lease supersedes all prior lease agreements. The property consists of approximately 595 hectares or 1,470 acres.

2. The Company will pay to Misanse for the rental of the premises the sum of five percent (5%) of the net sales of the minerals produced from this property. The payments will be made annually. The minimum monthly payment will be $343.

3. The Company has the right to transfer or assign the lease to a third party without any prior approval from Misanse. The Company has the right to terminate the lease upon 60 day's notice. The Company has the right to use the property for the extraction of minerals and to construct said facilities as are apropos for mining.

4. Misanse agrees that it will not encumber the property. The Company agrees to give preference to employ Misanse shareholders, providing they qualify for the available positions.

5. Causes for termination of the lease are non payment of rent by mutual consent of both parties when all of the minerals have been extracted, force majeure, or if the concession is cancelled.

6. At the termination of the lease, all infrastructures, such as roads, power lines, dam and building foundations will belong to Misanse at no cost.

This lease agreement will be pledged as collateral for loans made by related parties (Note 7).

(c)  MINERAL CONCESSIONS

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy, it was agreed to cancel the July 23, 1987 concession/license and to simultaneously apply for a renewed SSGM exploitation concession/license to comply with the existing El Salvador mining law. This process is taking place and should become effective within a short time.

The Company will be obligated to pay a 2% royalty to the Government of El Salvador (GOES) based on the net sales of the precious metals produced. In addition, a surface land tax will be paid annually to the GOES based on a progressive scale ranging from U.S. $25.00 per square kilometer for the first year to U.S. $300 per square kilometer payable in the seventh year and each year thereafter.

The Company filed with the Securities and Exchange Commission, its Form 8-K on November 7, 2002, which described that, in addition to the renewal of its San Sebastian Gold Mine (SSGM) exploitation concession/license consisting of approximately eight square kilometers for a period for 30 years, it filed an application to obtain two additional exploration concessions. The two exploration concessions/licenses are described as follows:

1. The New San Sebastian Gold Mine exploration concession/license application consists of 42 square kilometers and includes the SSGM exploitation concessions/licenses. Included in this area are three formerly operated gold mines identified as the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

2. The Nueva Esparta exploration concession/license application is the second area consisting of 45 square kilometers and includes the following formerly operated eight gold and silver mines: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine, and the Copetillo Mine.

     The combination of the above-described mines consist of a total of 87 square kilometers. With the San Sebastian Gold Mine there are 12 formerly operative gold and silver mines, which provide the Company with exceptional exploration and exploitation opportunities.

Effective July 2001, the GOES revised its regulation, which now requires mining companies to pay to it two percent of its gross precious metal receipts. The Company, in compliance with this mining law, has, or it will file its applications for all of the mining concessions in which it has an interest.

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles east of the SSGM site. The basic annual lease payment is U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments.

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
                                                  12/31/02     03/31/02
                                                  --------     --------

Related Parties

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using  the
leases, real estate and all other assets owned
by the Company, its subsidiaries and the Joint
Venture as collateral.  (Note 7)                  $7,807,502   $6,923,874

Other

Short-term notes and accrued interest (December
31, 2002, $437,410 and March 31, 2002, $416,305)
issued to creditors and other non related
parties, interest rates of varying  amounts, in
lieu of actual cash payments and includes a
mortgage on a certain parcel of land pledged as
collateral located in El Salvador.                   775,356      754,251
                                                  ----------   ----------
Total:                                            $8,582,858   $7,678,125
                                                  ==========   ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 21 3/4 years, including vacation pay, for a total of $2,581,656.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2002:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $5,265,562. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, an aggregate of $793,162, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2002:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,209,769; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On September 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received two-year options to purchase 250,000 common shares at a price of $.25 per share. The terms of this arms-length transaction are no less favorable than those obtained from unrelated third parties. Reference is made to item (12) Subsequent Events.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2002:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $412,886, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $282,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $333,883 for 1,907.9 hours of legal services rendered from July 1980 through June 30, 2002. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $126,123 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2002                       2001
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance
 April 1                  $36,729,924   $20,448,289   $32,519,136  $16,973,241
December 31, third
 fiscal quarter             2,933,062     2,489,609     3,222,292    2,696,951
                          -----------   -----------   -----------  -----------
Total Company advances     39,662,986    22,937,898    35,741,428   19,670,192
Advances by three of
 the Company's
 subsidiaries                 590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
December 31 total net
 advances                 $40,253,251   $22,937,898   $36,331,693  $19,670,192
                          ===========   ===========   ===========  ===========

(8)  COMMITMENTS

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11 and 12.

(9)  INCOME TAXES

At March 31, 2002, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $4,253,098 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2017.

(10)  DESCRIPTION OF SECURITIES

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of midnight April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 19,097,708 shares were issued and outstanding as of December 31, 2002. Reference is made to item (12) Subsequent Events for additional shares issued. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available. Therefore, in the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2002 or 2001.

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value.

The preferred shares are issuable in one or more series. If issued, the Directors are authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

c.  STOCK OPTION ACTIVITY DURING THIS THIRD QUARTER PERIOD:

                                 12/31/02               03/31/02
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
                            =========     =====    ==========  =====

A summary of the outstanding stock options as of December 31, 2002, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          960,000         1.0534 years           $0.21

d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Interest is payable with restricted common shares to the President as an individual, and not as a Director or Officer of the Company, based on shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements by and between the President and the Company dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 30 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2002, there were 26,250 shares due to other parties for shares borrowed and for interest earned on the share loans.

f.  S.E.C. FORM S-8 REGISTRATION

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,108,376 were issued, and 391,624 shares remain to be issued as of December 31, 2002.

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. None of the 1,500,000 shares registered were issued as of December 31, 2002.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the employees for benefits such as retirement, severance pay, and any other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provided the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company, the Company's subsidiaries, or the Joint Venture. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. A balance of 185,000 shares remain in the CGCEBA account as of December 31, 2002.

(11) COMMITMENTS AND CONTINGENCIES

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

(12)  SUBSEQUENT EVENTS

During the month of January 2003, the Company issued the following restricted common shares:
                                                       Restricted
                                                         Common    Amount
  Date      Issued to          Consideration             Shares   Received
--------  ---------------  ----------------------------  -------  --------
01/03/03  Related party    Partial cancellation of debt  575,000  $100,625
01/07/03  Unrelated party  Share loan and interest        52,500  $ 15,700
01/07/03  Unrelated party  Cash                           16,000  $  6,000
01/08/03  Unrelated party  Cash                           48,000  $ 18,000

The above shares are included in the total number of shares reported on the cover page of the S.E.C. Form 10-Q, but they are not included elsewhere in this report.

(13)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

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

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2002
                      PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver commodity prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, then the actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

The following discussion provides information on the results of operations for the third quarterly periods ended December 31, 2002 and 2001 and the financial condition, liquidity and capital resources for the same two-year period. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

ACCOUNTING OVERVIEW
-------------------

The financial statements for the third quarterly periods ended December 31, 2002 and 2001, and prior years reflects and includes the Commerce/Sanseb Joint Venture (Joint Venture) on a consolidated basis. Although the elimination of interest income due from the Joint Venture reduces the retained earnings, it does not eliminate the interest charged and earned by the Company. The interest is due and payable to the Company, and is maintained with a separate accounting. At the time that profits from the gold mining operations are distributed, the amount due for the interest earned and the advances made by the Company will be paid first to the Company prior to any distribution of funds and pursuant to an agreement entered into by the joint venture parties.

THE COMPANY'S CURRENT STATUS
----------------------------

CURRENT EVENTS

On August 7, 2002, the Company filed a Securities and Exchange Commission Form 8-K to report that the El Salvador Director of Hydrocarbons and Mines (DHM), a Department under the jurisdiction of the El Salvadoran Ministry of Economy, planned to cancel the Joint Venture concession (license). This concession/license gives the Joint Venture the right to extract precious metals from Commerce's SSGM which is located near the City of Santa Rosa de Lima, Department of La Union, in the Republic of El Salvador, Central America. Some of the differences are attributable to timing. The original SSGM concession was issued in 1962. Then, San Sebastian Gold Mines, Inc., the Company's 82 1/2%-owned subsidiary, obtained the concession via assignment in 1968. In July of 1987, the SSGM concession was renewed and the Joint Venture was working under this permit. In 1996 the GOES revised the mining law, which includes the filing of the annual financial statements and obtaining environmental permits. Although Commerce's renewed 1987 concession prevailed, Commerce voluntarily complied with both of these requirements.

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

At the September 6, 2002, meeting with the Minister of Economy and the DHM, it was agreed to renew the SSGM exploitation and exploration concession/license for a 30-year term beginning on the effective day of this concession/license. On October 30, 2002, Commerce filed applications with the DHM for two exploration concessions. One is identified as the New SSGM concession. This expanded area of 42 square kilometers includes the SSGM exploitation concession/license. It also includes three formerly operated gold mines identified as: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine. The second application for a concession/license is identified as the Nueva Esparta and is in an area of 45 square kilometers. It is located north and west of the original SSGM concession in a mineralized belt zone and includes the following eight formerly operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine; the La Joya Mine; and the Copetillo Mine. These filed exploration concessions/licenses, when granted, will expand the exploration area from eight to 87 square kilometers.

This additional mineralized exploration area provides the Company with the opportunity to increase its precious metal ore reserves in and near the SSGM.

On November 5, 2002, the Joint Venture filed an application to renew its SSGM exploitation concession for a period of 30 years.

Since November 2002, the Company diligently furnished the information, feasibility studies, and reports of studies that are required under the El Salvadoran mining regulations to obtain the exploitation and the two exploration concessions, such as, but not limited to, filing the foreign capital registration, feasibility studies, and obtaining the property owner's (Misanse) consent to use the property for mining purposes via a new lease arrangement dated January 14, 2003. The maps of the areas, topographic drawings and legal descriptions were included with exploitation and exploration concessions. The Company believes that it has submitted all of the required documents and it anticipates to receive the above-described concession/licenses soon.

GOLD ORE RESERVES (12/31/02)

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


The estimated recoverable ounces by processing through the San Cristobal Mill and Plant ranges from 85% to 95%; the recovery of gold from the heap leaching operations should range from 60% to 70%.

PRECIOUS METAL MINING

The Joint Venture has produced gold from March 31, 1995 through its nine-month period ended December 31, 1999. It officially suspended its gold production at the San Cristobal Mill and Plant (SCMP) on March 31, 2001. Its SCMP consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993.

Although the Company has on a continuous basis retrofitted, modified, restored and maintained all of its equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities. There is also much uncertainty at this time relative to the stability of the price of gold which in the past months reflected an upward trend with a range of prices. The price of gold has increased substantially during the calendar year ended December 31, 2002 and thereafter.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. These funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from the gold ore it excavated from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected and retrofitted at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Upon the advice of its El Salvadoran legal counsel, it has suspended exploring the potential of the San Felipe-El Potosi Mine and its extension the El Capulin Mine. The Company's El Salvadoran legal counsel is in the process of researching legal alternatives. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and the gold price stabilizes at the current level or at a higher level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM.

The Joint Venture produced gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals. The Company's revenues, profitability and cash flow are greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, war, or political and economic conditions, or for that matter, many other reasons. The combined effect of these and other factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

THE INTERNET AND RELATED BUSINESSES
-----------------------------------

HISTORICAL SYNOPSIS

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective was to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. At this time, since the Company will focus mainly on the gold mine operations, it will not pursue an Internet activity.

RESULTS OF OPERATION FOR THE THIRD QUARTER ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001
------------------------------------------------------------------

The Company, on a consolidated basis, including the Joint Venture but excluding the interest income due to the Company from the Joint Venture, had a net loss of ($29,386) or ($.0016) per share for this fiscal period compared to a net loss of ($27,523) or ($.0017) per basic share for its third quarter ended December 31, 2001. This loss is primarily from the allocated portion of its administrative expenses.

The Joint Venture suspended its gold mining and processing effective as of March 31, 2000, due to its need to rehabilitate, overhaul, retrofit, and expand the SCMP, and due to the uncertainty in the price of gold.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture ceased its gold production and then on March 31, 2002, it suspended its SCMP operations until such time as it has adequate funding to repair, overhaul, retrofit and expand the mill to process its gold ore. After almost five years of operation with used equipment, the facilities require a major overhaul, and the production capacity must be increased. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may be required to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes or by selling its shares to its directors, officers and other interested accredited investors or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM as its exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this nine-month period to complete the modification and expansion of the SCMP or for the construction of the open-pit, heap-leach operation.

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The depressed price of gold over the past years and the Company's incredibly low common share market price are major deterrents in raising cash for the Company's programs. During this nine-month period there was more investor interest in gold, as the price of gold continued to move upward and reached its highest price in 20 years. However, there still remains much speculation and uncertainty as to the stability of the future price of gold.

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

From September 1987 through December 31, 2002, the Company has advanced the sum of $39,662,986 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $40,253,251. The investment includes the charge of $22,937,898 for interest expense during this period of time. The Company furnishes all of the funds required by the Joint Venture. Although the interest due from the Joint Venture is eliminated from the financial statements, the amount due to the Company will be paid prior to any kind of disbursement. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of mobile and plant equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and many other related needs.

EMPLOYEES
---------

As of December 31, 2002, the Joint Venture employed between 30 and 40 full and part-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern
Zone.   Also, the Company employs up to four persons, including part-time
help, in the United States.   Since the Joint Venture has laid off most
of its employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

From September 1987 through December 31, 2002, the Company, and three of its subsidiaries, have advanced to the Joint Venture $39,662,986. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $22,937,898 through December 31, 2002. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to war. Presently, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same previous sources. There are no assurances that funds will be available, except at this time, there is a world-wide interest in owning gold. The price of gold has increased to its highest level in 20 years; however, the price fluctuations create an atmosphere of uncertainty. The gold price increase at this time is attributable to the threat of war in Iraq and North Korea, the decline in the value of the U.S. dollar, the depressive U.S. stock market, and the great concern over the status of the gloomy U.S. economy.

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

In 1996 the GOES changed its mining regulations which contain environment and natural resource compliance provisions and the need to obtain environmental permits from the El Salvador Ministry of Environment and Natural Resources (MARN). Permits were issued by MARN for the SCMP on October 15, 2002, under MARN resolution 474-2002, and for the SSGM on October 21, 2002, under MARN resolution 493-2002.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of expenses. Actual results could differ from those amounts.

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

BUSINESS AND MARKET RISKS
-------------------------

The Company continuously reviews the mining risks it encounters in its day-to-day operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. In addition, there is great emphasis on safety, training and loss control programs at the various project sites.

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

GOLD PRICE
----------

The Company's revenues, when it is in production, will be derived primarily from the sale of gold. The Company's net income can vary significantly with fluctuations in the market price of gold. At the present time, the price of gold has increased substantially due to many factors recited in this report.

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore everything is based on the U.S. dollar which exchange rate fluctuates daily.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining or other business activities. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2002
                       PART II - FINANCIAL INFORMATION


Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued during this nine-month period ended December 31, 2002.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No.    Description of Exhibit
          -----------    ----------------------
             10          Material Contracts

             10.1 Thirty-year lease agreement executed on January 14, 2003, by and between the Company and Mineral San Sebastian S.A. de C.V. This lease agreement is extendible for one or more equal periods.

          Form 8-K
          --------

          A Form 8-K was filed on November 7, 2002 to report that the Company was issued environmental permits from the El Salvador Government that allow the Company to proceed with the application with the Ministry of Economy's office of the Department of Hydrocarbons and Mines to renew and extend its SSGM exploitation concession/license for a period of 30 years. This application was filed on November 5, 2002. This Form 8-K also reported that applications were filed on October 30, 2002 for two exploration concessions known as the New SSGM concession and Nueva Esparta, which together consist of an area of 87 square kilometers.


                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company


Date:  January 31, 2003          /s/ Edward L. Machulak
                                 ________________________________________
                                 Edward L. Machulak
                                 President, Chief Executive, Operating and
                                 Financial Officer and Treasurer