Form 10-Q/A
period 2002-09-30
COMMERCE GROUP CORP /WI/
filed 2003-02-12
CIK 109757

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

                               FORM 10-Q/A

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

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Registrant's Signature Page

          Sarbanes-Oxley Section 302 Certifications

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

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2002
                       PART I - OTHER INFORMATION

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


CONTROLS AND PROCEDURES
-----------------------

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's President, Treasurer, Chief Executive, Operating and Financial Officer and Executive Vice President and Secretary have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q/A and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date the Company carried out its evaluation.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2002
                       PART II - OTHER INFORMATION

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

Item 5.   Other Information

          None.

Item 6(a). Exhibits

          Exhibit No.    Description of Exhibit
          -----------    ----------------------
             99.0        Additional Exhibits

             99.1* Certification of President, Treasurer, Chief Executive, Operating and Financial Officer

             99.2*       Certification of Executive Vice President and
                         Secretary

             *Filed herewith

Item 6(b). Reports on Form 8-K

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

                                 /s/ Edward L. Machulak
Date:  February 12, 2003         ______________________________________
                                 Edward L. Machulak
                                 President,  Chief Executive, Operating
                                 and Financial Officer and Treasurer

                               CERTIFICATION
                         PURSUANT TO SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Machulak, President, Treasurer, Chief Executive, Operating and Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Commerce Group
    Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003               /s/  Edward L. Machulak
                                      -----------------------
                                      Edward L. Machulak
                                      President, Treasurer,
                                      Chief Executive,
                                      Operating and Financial
                                      Officer

                              CERTIFICATION
                         PURSUANT TO SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002

I, Edward A. Machulak, Executive Vice President and Secretary, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Commerce Group
    Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003                /s/  Edward A. Machulak
                                       -----------------------
                                       Edward A. Machulak
                                       Executive Vice President,
                                       and Secretary