Form 10-Q/A
period 2002-12-31
COMMERCE GROUP CORP /WI/
filed 2003-02-12
CIK 109757

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

                                FORM 10-Q/A

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

The above shares are included in the total number of shares reported on the cover page of the S.E.C. Form 10-Q/A, but they are not included elsewhere in this report.

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

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q/A - DECEMBER 31, 2002
                      PART I - FINANCIAL INFORMATION

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

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2002
                       PART II - OTHER INFORMATION


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

Item 6(a). Exhibits and Reports on Form 8-K

          Exhibit No.    Description of Exhibit
          -----------    ----------------------
             10          Material Contracts

             10.1* Thirty-year lease agreement executed on January 14, 2003, by and between the Company and Mineral San Sebastian S.A. de C.V. This lease agreement is extendible for one or more equal periods.

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company


Date:  February 11, 2003         /s/ Edward L. Machulak
                                 ________________________________________
                                 Edward L. Machulak
                                 President, Chief Executive, Operating and
                                 Financial Officer and Treasurer

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


Date: February 11, 2003               /s/  Edward L. Machulak
                                      -----------------------
                                      Edward L. Machulak
                                      President, Treasurer,
                                      Chief Executive,
                                      Operating and Financial
                                      Officer

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


Date: February 11, 2003                /s/  Edward A. Machulak
                                       -----------------------
                                       Edward A. Machulak
                                       Executive Vice President,
                                       and Secretary