Form 10-K
period 2003-03-31
COMMERCE GROUP CORP /WI/
filed 2003-06-16
CIK 109757

2

                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                        FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       For the fiscal year ended March 31, 2003

                                              Commission File Number 1-7375

                                                   COMMERCE GROUP CORP.

                          (Exact name of registrant as specified in its charter)

                         WISCONSIN                                    39-1942961
(State or other jurisdiction of incorporation or organization)(I.R.S.   Employer
                                                             Identification No.)

                                                  6001 North 91st Street
                                             Milwaukee, Wisconsin 53225-1795
                             (Address of principal executive offices) (Zip Code)

             Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
                  Title of each class                       on which registered
         Common Shares $0.10 par      Over The Counter Bulletin Board (OTC BB)


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
 defined in Rule 12b-2 of the Exchange Act). Yes __ No   X

The aggregate market value of the 14,599,635 shares held by nonaffiliates of the registrant based on the closing price of the OTC BB on May 12, 2003, was approximately $3,503,912.

Common shares outstanding as of March 31, 2003, were 20,407,429.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.


                                               COMMERCE GROUP CORP.
                                           2003 FORM 10-K ANNUAL REPORT
                                     For the Fiscal Year Ended March 31, 2003

                                                 TABLE OF CONTENTS

                                                                                                                 Page


                                                      PART I

Item 1.
Business.............................................................................................  3
Item 2.
Properties...........................................................................................14
Item 3.       Legal
Proceedings....................................................................................       23
Item 4.       Submission of Matters to a Vote of Security
Holders..................................................                                             23
Item 4(a).    Executive Officers and Managers of the
Company.......................................................                                        24

                                                      PART II

Item 5.       Market for the Company's Common Stock and Related Stockholders'
Matters..............................                                                                 26
Item 6.       Selected Financial
Data............................................................................                    ..28
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of
Operations...........................................................................                 29
Item 7(a).    Quantitative and Qualitative Disclosures About Market
Risk...........................................                                                       40
Item 8.       Financial Statements and Supplementary
Data..........................................................                                        42
Item 9.       Changes in and Disagreements on Accounting and Financial
Disclosure.................................                                                          .66

                                                     PART III

Item 10.      Directors and Executive Officers of the
Registrant...................................................                                         66
Item 11.      Executive
Compensation...............................................................................           66
Item 12.      Security Ownership of Certain Beneficial Owners and
Management.......................................                                                     66
Item 13.      Certain Relationships and Related
Transactions.......................................................                                    66

                                                      PART IV

Item 14.      Controls and
Procedures..............................................................................                 67
Item 15.      Exhibits, Financial Statement Schedules and Reports on Form
8-K......................................                                                                68
              Sarbanes-Oxley Section 302
Certifications............................................................                               74

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results.
Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

                                                      PART I


Item 1.  Business

General

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is the only precious metals company that has produced gold in the past twenty years in the Republic of El Salvador, Central America. Furthermore, since 1968, Commerce has been operative in the exploration, exploitation, development, and production of precious metals in El Salvador. Its gold ore reserves exceed 1.5 million ounces, which, in turn, translates to .074 ounces of gold for each common share issued and outstanding. Commerce's objectives are to obtain a sufficient amount of funds to expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation to produce gold at a profit. Commerce simultaneously continues to seek a compatible acquisition or merger, preferably a business in the precious metals field, or an endeavor in which synergism will prevail. This combination should enhance the value of Commerce's common shares.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters are based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968. The Company's shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO.OB since May 5, 1999. The Company presently is in the business of precious metals mining.

Precious Metal Mining

Commerce continues to be engaged in the exploration, exploitation, and development of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which is the operator of the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by realizing profits, cash flow, and by increasing its gold ore reserves. This may be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves. Commerce has an opportunity to increase its gold ore reserves since on March 3, 2003, it received the New San Sebastian Gold Mine Exploration Concession/License hereinafter identified as the "New SSGM," and now can explore a 42-square kilometer area which includes and encompasses the SSGM along with three formerly-operated mines.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 113,000 ounces per year and to simultaneously develop additional gold ore reserves. The Company expects to increase production by developing an open-pit, heap-leach operation on site at the SSGM and by acquiring additional mill and related equipment which will increase the processing of its higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The heap-leach operation should have the capability of producing (through processing a higher volume of gold ore) significantly more gold than could be produced at the SCMP, which has a present capacity of processing 200 tons of gold ore per day. Commerce will also continue to explore areas contiguous to the SSGM site, and it also is planning drill programs at its other potential mining prospects.



Operations

On December 31, 1999, the Joint Venture decided to temporarily suspend its processing of gold ore at its SCMP until such time as it has adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant. A major overhauling is needed to preserve the integrity of the equipment. The initial resumption of producing gold was with the SCMP used equipment the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced, retrofitted or overhauled. Another concern at that time was the substantial decline in the world market price of gold. Concurrent with the decision to suspend processing gold ore was the awareness to increase efficiency by expanding the SCMP facilities from the existing
200-ton-per-day capacity to a 500-ton-per-day operation. From March 31, 1995 through December 31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were produced at the SSGM and then sold at the respective current world market price.

There are approximately 1.5 million ounces of proven and estimated gold ore reserves at the SSGM. Although the financial statement periods presented herein reflect that the SSGM is the only one of the Company's mining properties which has generated revenues, there are strong indications of commercial gold ore present at the other gold mine sites.

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                     Ounces
                                                                          ----------------------------
                                          Tons          Average Grade         Contained      Probable      Total
San Sebastian Gold Mine
(a) Virgin ore, dump waste
      material and tailings              14,404,096         0.081             1,166,732                    1,166,732
(b) Stope fill (estimated)                1,000,000         0.340              ________       340,000        340,000
                                      --  ---------                                           -------  ---   -------
                                         15,404,096                           1,166,732       340,000      1,506,732

The anticipated recovery for processing via the SCMP will range from 85% to 95% and for heap leaching from 65% to 70%.

As of March 31, 2003, the total investment, including interest and holding costs, in the El Salvador mining projects by Commerce, three of Commerce's subsidiaries, Sanseb, and the Joint Venture amounted to $81,947,663.

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

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits. The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture. Under this agreement 90% of the net pre-tax profits of the Joint Venture will be distributed to Commerce and ten percent to Sanseb, and because Commerce owns 82 1/2% of the authorized and issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture. In order to maintain current accounting between Commerce and Sanseb, the interest charges to Sanseb on advances made by Commerce are kept separately. Therefore, when profits are earned, the interest recorded will be paid from the cash distributions made to Sanseb.

The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company receives its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM). The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

The Joint  Venture is registered as an operating  entity to do business in the
 State of  Wisconsin,  U.S.A.  and in
the  Republic  of El  Salvador,  Central  America.  The Joint  Venture
  Agreement authorizes Commerce to execute agreements on behalf of the Joint Venture.

Organizational Structure

The percentage of ownership of the Joint Venture and the Company's subsidiaries are shown below and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

                                                                          Charter/Joint Venture
                                                            % Ownership            Place            Date
Homespan Realty Co., Inc. ("Homespan")                           100.0        Wisconsin        02/12/1959
Mineral San Sebastian, S.A. de C.V.  ("Misanse")                   52.0       El Salvador      05/08/1960
Ecomm Group Inc. ("Ecomm")                                       100.0        Wisconsin        06/24/1974
San Luis Estates, Inc. ("SLE")                                   100.0        Colorado         11/09/1970
San Sebastian Gold Mines, Inc. ("Sanseb")                          82.5       Nevada           09/04/1968
Universal Developers, Inc.  ("UDI")                              100.0        Wisconsin        09/28/1964
Commerce/Sanseb Joint Venture ("Joint Venture")                    90.0       Wisconsin  & El  09/22/1987
                                                                              Salvador

Commerce was originally formed as a Wisconsin corporation (September 14, 1962). It then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Commerce also owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM) which was chartered as a Nevada corporation on September 4, 1968. Misanse previously had a mining concession with the government of El Salvador and was the owner of the SSGM real estate. At that time, Misanse had assigned the mining concession to Commerce Group Corp. and San Sebastian Gold Mines, Inc., the mining operator formed on September 22, 1987 and known as the Commerce/Sanseb Joint Venture (Joint Venture). The Joint Venture operates the SCMP (the gold processing plant acquired on February 23, 1993) and has conducted exploration and exploitation at the following El Salvador gold mines: SSGM (since October 1968), San Felipe-El Potosi (from September 1993 through November 1999) and its extension Capulin (from May 1995 through November 1999); Modesto (from August 1993 through July 1997); Hormiguero (from September 1993 through 1998) and Montemayor (from March 1995 through July
1997).

The Government of El Salvador has issued the Modesto, Montemayor, and San Felipe-El Potosi mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It plans to apply for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor). It also has a lease agreement with the owners of the San Felipe-El Potosi Mine. Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the owner.

All of the mines  mentioned  were  formerly in  production  and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture has acquired its own diamond drilling rig and has contracted with others to explore in depth, the above-described potential targets. All of the mining properties have promising geologic prospects, alterations, and historical records that bear evidence that all have been mined and produced gold on a commercial basis in the past.

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is generally influenced by basic supply and demand fundamentals. It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies. The Company's present and past practice has been to sell its gold and silver at the world market spot prices. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many worldwide refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dore was refined by and sold to a refinery located in the United States.

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

As of this date, inflation, currency, interest rate fluctuations, and political instability have not had a material impact on the Company or its results of operations.

Seasonality

Seasonality does not have a material impact, but the rainy season (May through November) can curtail production.

Environmental Matters

Since the Government of El Salvador (GOES) has established a new Mining Law effective February 1996, its exploration, development, and production programs are subject to environmental protection. The GOES has established the Office of the El Salvador Ministry of Environment and Natural Resources (MARN). In order to comply with mining law, the Company was required to obtain environmental permits. On October 15, 2002, an environmental permit under MARN Resolution 474-2002 was issued for the SCMP. On October 21, 2002, an environmental permit under MARN Resolution 493-2002 was issued pertaining to the SSGM.

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

All operations by the Company involving the exploration or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities. The Company was required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.








El Salvador, Central America Information Sources

The most current information about El Salvador can be obtained from the following sources:

1. The latest El Salvador Country Commercial Guide can be obtained through the Internet from the following website:  http://www.usinfo.org.sv.

2.       General   information   can  also  be  obtained   through  the
  Internet  from  the   following   website:
         http://www.dirla.com/elsalvador2.html.

3. The U.S. Embassy in El Salvador can also be contacted at Boulevard Santa Elena, Urbanizacion Santa
         Elena,  Antiguo  Cuscatlan,  La  Libertad,  El  Salvador,  telephone
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

"Thought to be the most industrialized nation in Central America, the country's hard working people, and improving economic  indicators provide the investor with some of the building blocks for a successful  venture. . .
..

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

"El Salvador, the smallest Central American nation, is bordered to the west by Guatemala, to the north and east by Honduras  [and] to the south by the Pacific  ocean.  Its Pacific  coastline is 320 km long.  Aside from Belize,
El Salvador is the only Central American nation that does not have both Pacific and Caribbean ports. . . .

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

Operations, Other Than Mining

Commerce  independently  and  through  its  partially  and  wholly-owned subsidiaries conducted other business activities, which at present, most are dormant. Previous operations consisted of the following: (1) land acquisition and real estate development through its wholly-owned subsidiaries,
  San Luis Estates, Inc. ("SLE") and
Universal  Developers,  Inc. ("UDI"); (2) real estate sales, through its wholly-owned  subsidiary,  Homespan Realty
Co.,  Inc.  ("Homespan");  and (3)  advertising  and various  businesses, including Internet-related businesses, through its subsidiary, Ecomm Group Inc. ("Ecomm").

Land Acquisition, Development, Ownership and Real Estate Sales

During the past years, the Company has substantially diminished its activities in the business of real estate development conducted principally through its subsidiaries San Luis Estates, Inc. ("SLE"), a Colorado corporation, and Universal Developers, Inc. ("UDI"), a Wisconsin corporation. At present, all activities have ceased.

Misanse, the Company's majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres. This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane newly constructed highway), and about 108 miles southeast of the capital city of San Salvador, El Salvador, and it is about 11 miles west from the border of the Country of Honduras. It is also about 26 miles from the city of La Union which has railroad and port facilities. The Company, on January 14, 2003, entered into a 30-year lease arrangement.

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

Internet Business and Advertising

The Company owns 100% of the outstanding common stock of Ecomm Group Inc. ("Ecomm"), a Wisconsin corporation. The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its wholly-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's strategy is to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal. Since then, the Company's attempts to acquire Internet-related businesses have not been successful.

Patents and License Agreements

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of a mining concession (license). On September 25, 1996, the SSGM concession was reconfirmed to comply with the 1996 El Salvadoran Mining Law. The Joint Venture believed that its SSGM concession was effective from the time it was issued in July 1987. This concession provided the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate owned by Misanse and encompassing the SSGM.

On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by
Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. Once issued, this Renewed SSGM will be pledged as collateral to the same parties that held the previous concession as collateral.

On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM.

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta Exploration Concession/License hereinafter identified as the "Nueva Esparta," which consists of 45 square kilometers north and adjacent to the New SSGM. This application is in the process of being considered.

Reference is made to "Item 2.  Properties" for additional information.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold when the Joint Venture is in production. The gold in dore form is refined and then sold at the world market spot price to a refinery located in the United States.

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

Financial Information About Industry Segments Lines of Business

Operation

Campground: For the years ended March 31, 2001, revenues have been generated from the campground business. Although Homespan owned the campground real estate, the Company was the operator of the Standing Rock Campground (SRC) until March 31, 2001. The SRC was sold during the fiscal period ended March 31, 2001.

Land Sales

There were none as the Company and its subsidiaries have sold their remaining lots in Colorado during the fiscal year ended March 31, 2001.

Mining

The Company's primary strategy, through its Joint Venture, is to use its SCMP facilities to process gold ore transported from SSGM and from other exploration opportunities located in the Republic of El Salvador. The Joint Venture has produced gold at its SCMP operations from March 31, 1995 through December 31, 1999, at which time the Joint Venture announced the suspension of its SCMP facilities in order to overhaul, repair, retrofit and expand the SCMP. In addition to producing gold at the SCMP, when funds become available, the Company intends to process its SSGM gold via an open-pit, heap-leaching system.

The Company anticipates that the capital required for the purchase of equipment and working capital can be obtained from the sale of its common or preferred shares, bonds, equity offerings, loans, leases, partial sale of its gold reserves, sale of gold, or from a combination of these and other creative funding possibilities. However, the Company recognizes that it may be more difficult to obtain financing from the sale of its common shares under reasonable terms and conditions due to a substantial decline in the Company's common share price. This circumstance may change as the price of gold has begun to increase from January 2002, and worldwide investors have been significantly more interested in the ownership of gold.

Internet Business

As of March 31, 2003, the Company's subsidiary, Ecomm, has not earned any revenue and has not incurred any significant expenses or capital investment other than that disclosed in this report.

Competition

The Company believes that neither it, nor any other competitor, have a material effect on the precious metal markets, and that the price that the Joint Venture will receive for its sale of gold is dependent upon world market conditions over which neither it nor any other single competitor have control. The competition is more intense in the Internet business.


Employees

As of March 31, 2003, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to benefits, including severance pay, which is based on one month's pay for each year of employment.






































                                                 Industry Segments


1.     Unaffiliated Sales                                                           Year Ended March 31,

        Industry                Location                                  2003                2002                   2001
        --------                --------                                  ----                ----                   ----

        Mining                  El Salvador                                  $   $               0      $               0
                                                                             0
        Campground              Missouri, USA                                $   $               0           $    238,520
                                                                             0

2.     There Were No Intersegment Sales

3.     Total Revenues                                                           Year Ended March 31,

        Industry                Location                                  2003                2002                    2001
        --------                --------                                  ----                ----                    ----

        Mining                  El Salvador                                  $                   $      $                0
                                                                             0                   0
        Campground              Missouri, USA                                0                   0                 238,520
        Other                   Delaware/Wis., USA                                                                   3,662
                                                              ------------------ ----------------    -----------     -----
                                                                             0                  38
                                                                             -                  --
                                Total:                                       $   $              38           $     242,182
                                                                             0

4.     Operating Profit   (Loss)                                                Year Ended March 31,

        Industry                Location                                   2003               2002                    2001
        --------                --------                                   ----               ----                    ----

        Mining                  El Salvador                                   $                  $      $                0
                                                                              0                  0
        Campground              Missouri, USA                                 0                  0                 185,391
        Other Income            Wisconsin, USA                                0                 38                   3,662
        Corp. Hdqtrs.           Wisconsin, USA                         (35,886)           (43,209)                (59,263)
                                                              ------   --------   ------  --------   ------       --------
                                Total:                            $    (35,886)      $    (43,171)           $     129,790

5.     Identifiable Assets                                                      Year Ended March 31,

        Industry                Location                                   2003                2002                   2001
        --------                --------                                   ----                ----                   ----

        Mining                  El Salvador                         $33,029,999         $31,677,285            $30,046,855
        Campground              Missouri, USA                                 0                   0                      0
        Real Estate             Colorado, USA                                 0                   0                      0
        Corporate Assets                                                221,675             268,149                255,830
                                                              -------   -------   -------   -------   -------      -------
                                Total:                              $33,251,674         $31,945,434            $30,302,685





Item 2.  Properties



Mining Properties

The table below provides a summary of the most significant mining properties in which Commerce Group Corp. or the Joint Venture has an interest. All of the properties are located in the Republic of El Salvador, Central America. More detailed information regarding each of these properties is provided in the text that follows.

                                                              Date                              Amount of Funds to Make   Date Mine
          Property Description    Nature of Interest           Interest        Cost of Interest      Property Operational   will be
          --------------------    ------------------                           ----------------      ------------------- Operational
                                                           was Acquired
                                                                       ------------

1.   San   Sebastian    Gold   Mine  Mineral concession      1968     5% of the gross  precious  This is  dependent on the  (1)
     located   two   and   one-half  consisting of   100%             metal  proceeds or $343 a  scale    of    production
     miles  northwest  of the  city ownership   of  the                month     whichever    is  that  management  decides
     of Santa  Rosa de Lima and the  precious  metals                  higher.                    to  perform.  The  amount
     Pan American Highway.           extracted from this mine.                                   0f  investment  could  be
                                                                                               from $5  million  to $100
                                                                                                  million.

2.   San  Felipe-El  Potosi/Capulin  El Salvador  legal counsel is in    07/06/93 5% of the gross   Undetermined until   a     (2).
     Mine  located near the city of  the    process   of    reviewing      precious  metal proceeds.  preliminary      drilling
     Potosi,  18 miles northwest of  alternatives   to   obtain   the                                  program   is   completed;
     the city of San Miguel.         mineral concession.                                             estimated     cost     of
                                                                                                       drilling is $2 million.

3.   Hormiguero  Mine  located five  Ownership of the tailings.   09/93      The  surface  use of land  Undetermined    until  a (2)
     miles  southeast  of  the  San                                          (rent)     is    to    be  preliminary      drilling
     Cristobal  Mill and Plant near                                           negotiated.               program   is   completed;
     the city of Comacaron.                                                                           estimated     cost     of
                                                                                                      drilling  is $2  million.
                                                                                                       Mine   surface    channel
                                                                                                     trenching     and    adit
                                                                                                      cleaning     should    be
                                                                                                      completed   to  determine
                                                                                                    drilling  cost.

4.   Modesto  Mine located near the  Application  is to be  submitted  09/93 It  appears  as  if  this  Undetermined    until  a (2)
     city of  Paisnal  and about 19  for  a  mineral   concession  on       will  be  an  underground  preliminary      drilling
     miles  north of San  Salvador,  the  real  estate  owned  by the       operation  except  in the  program   is   completed;
     the capital city.               Company   to  own  100%  of  the        Company-owned       land.  estimated     cost     of
                                     precious  metals  extracted from        Therefore,  no  cost  for  drilling is $2 million.
                                     the  real  estate  owned  by the       interest.
                                     Company.

5.   Montemayor  Mine located about  Application  is to be  submitted  07/95 It   appears   that  this  Undetermined    until  a (2)
     14  miles  northeast  of  SCMP  for a mineral  concession on the      will  be  an  underground  preliminary      drilling
     and about six miles  northwest  land  leased by the  Company  to       mine,  therefore  current  program   is   completed;
     of SSGM.                        own 100% of the precious  metals       leases  will  have  to be  estimated     cost     of
                                     extracted  from  the  areas  the       renegotiated          and  drilling is $2 million.
                                     Company leases.                       extended.

6.   San  Cristobal  Mill and Plant  Mill  and  Plant  owned by Joint  Equipment Equipment  purchased  and  to expand  the plant,(3)
     located  off the Pan  American  Venture.   The  real  estate  is   02/23/93 extensive    retrofitting including    a   crushing
     Highway  west  of the  city of  owned  by  an   agency   of  the     and    was and  continues  to be system to a  capacity  of
     El Divisadero.                  Government of El Salvador.        thereafter performed.        Through 500  tons  per  day;  an
                                                                   Lease    03/31/03,   a  total of   estimated  sum  of up to
                                                                        11/12/93  $6,533,055    has    been  $3    million    may be
                                                                                invested  in  this  plant  required, all dependent
                                                                                   and            equipment.  whether   new  or used
                                                                                 Depreciated    value   is  equipment     will   be
                                                                                  $4,280,922.                purchased.

7.   New San  Sebastian  Gold  Mine  Exploration   concession  issued     02/03      Undetermined          as  Undetermined until(2)
     Exploration                     by   the    Government   of   El                negotiations willbe        exploration  at  an
     Concession/License              Salvador  for 100%  ownership of                made  with  the   surface  estimated   cost of
     consisting    of   42   square  the precious metals.                            rights' owners.       $2 million is completed.
     kilometers.

(1) It  was  in   operation   on  a curbed  production  basis  from 03/31/95
  until  December  31,1999   when   operations   were suspended  due to the
 need  to overhaul,  repair,  restore and expand the SCMP facilities.
(2)  Undtermined.
(3) Curbed   production   commenced March 1995;  expansion  program
in     progress.     Operations suspended  on  12/31/99   until
the   existing   equipment   is overhauled,  repaired, restored
and   expansion   of  the  SCMP facilities are completed,  and,
dependent on the price of gold.


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

There is good roadway access to the SSGM site. Most of the reconstruction of the Pan American Highway from two lanes to four lanes (from the city of San Salvador to the Honduran border) has been completed. The city of Santa Rosa de Lima (approximately three miles from the SSGM) is one of the larger cities in the Eastern Zone. The SSGM is approximately 30 miles from the city of San Miguel, which is El Salvador's third largest city, and approximately 108 miles southeast of El Salvador's capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States' commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.

SSGM Reserves and Operation

GOLD ORE RESERVES (03/31/03)
                                                                                             Contained
                                                           Tons      Average Grade         Gold Ounces(1)
Ore - virgin                                          14,404,096           0.081             1,166,732
Stope fill (estimated)                                  1,000,000          0.340                340,000
                                                    --  ---------                        ---    -------
   Totals                                             15,404,096                             1,506,732

(1) The estimated recoverable ounces of gold by processing: SCMP, 85% to 95%; heap leach, 65% to 70%.

The tailings, dump material, and stope fill at the SSGM are the by-products of past mining operations. The tailings are the residue of higher grade ore once milled and processed to recover the then economically feasible fraction of gold present in the material. Most of the tailings, except the lower grade, have been processed. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process economically; however, it was reserved for future processing until the price of gold is at a level to process it profitably. The stope fill that is available was in the past considered to be too low of a grade of ore to process economically, therefore it was primarily used to fill the voids in the underground workings to accommodate the extraction of the higher grade of gold ore in the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is on the surface and readily available for processing; it also includes the undeveloped underground gold ore.




Virgin gold ore at the SSGM represents the majority of the material (14.4 million tons, including the dump waste material) in the Company's reserves. The Company plans to use an open-pit mining method and will truck the lower grade gold ore to one or more heap-leaching pads developed at the SSGM site. The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of low grade gold ore than can be processed at the SCMP. The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM. The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

Approximately 960,000 tons of dump material present at the SSGM site, with grades ranging from 0.082 to 0.178 ounces of gold per ton, have been combined with the virgin ore reserves. An analysis of the underground stope fill material was made by the Company's consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period. The grade of the stope fill averages 0.34 ounces of gold per ton. It is estimated that there are about one million tons available for SCMP treatment from the underground operations. It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it eventually will be encountered in the open-pit operations.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of higher grade material.

Misanse Mining Lease

The Company (previously through the Joint Venture) leases the SSGM from Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance of the shares are owned by about 100 El Salvador, Central American and United States' citizens. (Reference is made to Note 7 of the financial statements for related party interests.)

SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company receives its Renewed SSGM from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

Misanse Mineral Concession/License-Government of El Salvador

In El Salvador, the rights to minerals below the sub-surface are vested with the government. Mineral rights are granted by the government through concessions or licenses.

On January 27, 1987, the Government of El Salvador granted a right to the SSGM mining concession ("concession") to Misanse which was subject to the performance of the El Salvador Mining Law requirements. These rights were simultaneously assigned to the Joint Venture.

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession. This is the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture.

Effective February 1996, the Government of El Salvador passed a law which required mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploration more economical. The principal change is that the fee has been reduced to two percent of the gross gold receipts.

Renewed San Sebastian Gold Mine Exploitation  Concession/License
(Renewed SSGM) - approximately 1.2306 square kilometers,  Department of La Union, El
Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by
Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. Once issued, this Renewed SSGM will be pledged as collateral to the same parties that held the previous concession as collateral.

New SSGM Exploration Concession/License (New SSGM) - approximately 40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM.





Nueva Esparta Exploration Concession/License (Nueva Esparta) -
45 square kilometers

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. The application is pending.

SSGM Current Status

The Company,  through its Joint Venture is conducting the following  activities:
It is in the exploration, exploitation, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and the performance of the auxiliary work needed to resume gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. In addition, the Company is planning its strategies for the New SSGM in anticipation of increasing its gold ore reserves.

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

The Company's geologists have defined a body of ore consisting of 138 million tons of gold ore at a grade of 0.025 ounces of gold per ton. This reflects a potential of 3.4 million ounces of gold (including the existing 1.5 million ounces) and about 400,000 ounces of silver from this planned open-pit, heap-leaching operation. It would take about 64 years to process this body of gold ore at a production capacity of 6,000 tons per day.


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

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.

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







San Felipe-El Potosi Mine ("Potosi") and its extension the El Capulin Mine
 ("El Capulin")

Potosi Location

The Joint Venture had commenced an exploration program on the Potosi property which is located approximately 18 miles northwest of the city of San Miguel, the third largest city in the Republic of El Salvador, Central America, on a paved road 15 miles to the city of Chapalteque and then west three miles on a gravel road to the city of Potosi. The historical records and the exploration work performed by the Company indicate that the potential of developing a gold mine is above average.

Potosi Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years, with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals. Although the Company did not receive a concession/license from the DHM, it is preserving its rights under the lease agreement.

Hormiguero Mine ("Hormiguero")

Hormiguero Location

The Hormiguero is located approximately five miles southeast from the SCMP off of the Pan American Highway in the Departments of San Miguel and Morazan, Comacaran Jurisdiction, in the Republic of El Salvador, Central America. The Joint Venture plans to survey, map, plat, plan and develop an exploration program.

Hormiguero Current Status

The Joint Venture is planning to develop an exploration program on this 5,000 acre site. An application for exploration has been filed on September 6, 1993 with the DHM. In order to comply with the El Salvadoran Mining Law adopted during February 1996, an exploration application was filed on April 21, 1997. The Joint Venture has temporarily suspended all of its activities until such time as it decides to resume them.

Modesto Mine

Modesto Mine Location

The Modesto Mine is located due north of the town of El Paisnal,  approximately
 19 miles north of the capital city, San Salvador, in the Republic of El Salvador, Central America.









Modesto Mine Present Status

On or about September 2, 1993, the Joint Venture through one of its employees, filed an application with the DHM to explore the 4,000 hectares (9,800 acres) of property known as the Modesto Mine. The application, together with the consent to explore this area from the property owners owning more than 25% of total area, has been submitted to the DHM. Also, the Joint Venture had submitted its original plan to this governmental agency on January 24, 1994, outlining its exploration program. In order to comply with the current mining regulations adopted by the Government of El Salvador during February 1996, the Joint Venture filed an exploration concession application on April 21, 1997.

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

On April 22, 1997, a current exploration concession was filed with the El Salvador Minister of Economy's office in order to comply with the El Salvadoran Mining Law adopted in February 1996. During July 1997, the Minister of Economy awarded the concession to others. Since the Joint Venture has leases on the surface of key real estate, it cannot be forced to allow others to operate a mine on this key part of the property. The concession/license for the Montemayor Mine is included in the Nueva Esparta application filed on October 20, 2002.

San Cristobal Mill and Plant ("SCMP") Recovery and Processing System

SCMP Location

SCMP is located near the city of El Divisadero (bordering the Pan American Highway), and is approximately 13 miles east of the city of San Miguel, the third largest city in the Republic of El Salvador, Central America.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies.

The Joint Venture Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of exploration fire assays have been logged through March 31, 2003. This total does not include the assays that were performed for production purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the last quarter ended March 31, 2003.













Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years. All officers are elected at the annual meeting of the directors, which is normally held after the annual shareholders' meeting.

                                 Age as of            Executive Offices Held             Period Served
           Name                March 31, 2003            With Company (1)                In Office (2)
           -----               --------------            ----------------                -------------
Edward L. Machulak                   76          President, Chief Executive,
                                                 Operating and Financial Officer
                                                 Treasurer                          9/14/62 to present
                                                                                    06/78  to present
Edward A. Machulak                   51          Executive Vice President           10/16/92 to present
(Son of the President)                           Secretary                          1/12/87 to present
                                                 Assistant Secretary                4/15/86 to 1/12/87
Luis A. Limay                        61          Project and Mine Manager           10/86 to 1995
                                                 Manager of El Salvador
                                                 Operations                         03/95 to present

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







He is a Director and the President or Officer of: Homespan Realty Co., Inc.; San Luis Estates, Inc.; San Sebastian Gold Mines, Inc.; and Universal Developers, Inc. He is the Secretary and Treasurer of Ecomm Group Inc. He is the authorized representative of the Commerce/Sanseb Joint Venture. He is a Director, was the Treasurer, and as of January 12, 2003, was elected President of Mineral San Sebastian S.A. de C.V. Also he is involved in various capacities with the following companies: General Lumber & Supply Co., Inc., Director; Edjo, Ltd., Director and Secretary; and Landpak, Inc., Director and Secretary.

Edward A. Machulak (son of Edward L. Machulak) is a Director and holds the following Company positions: Director as of October 28, 1985; a member of the Directors' Executive Committee as of March 11, 1991; Director-Emeritus since October 28, 2000; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987.

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














                                                                       PART II


Item 5.  Market for the Company's Common Stock and Related Stockholders' Matters

(a)  Principal Market and Common Stock Price

Since May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CGCO.OB. Prior to this time, the common shares were traded since 1968 on the Over the Counter, American Stock Exchange, Boston Stock Exchange and on the Nasdaq Smallcap.

The following table reflects the range of high and low trade prices of the common shares as reported by Nasdaq or the OTCBB for the period ended March 31, 2003 and the highest and lowest trade price during each quarter through the period ended March 31, 2002.

For the period ended                                 March 31, 2003                 March 31, 2002
                                                   High           Low            High             Low
First quarter ending June 30                      $0.45          $0.08          $0.16            $0.06
Second quarter ending September 30                $0.29          $0.07          $0.20            $0.08
Third quarter ending December 31                  $0.31          $0.10          $0.11            $0.07
Fourth quarter ending March 31                    $0.42          $0.14          $0.10            $0.06

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2003, the common shares were held by approximately 4,000 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 2003, there were approximately 1,658 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,342.

As of March 31, 2003,  there were issued and  outstanding:  (a) 20,407,429 shares of common stock; and (b) 960,000 stock options to purchase common stock.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2003. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.


(e)  Issue of Securities

During the fourth quarter ended March 31, 2003, the Company issued 66,666 shares to its Directors in payment for Directors' fees, 22,222 shares for Officer's compensation; and 49,333 to a Director for services rendered. These shares were issued pursuant to a Securities and Exchange Commission Form S-8 Registration.














































Item 6.  Selected Financial Data

The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in "Item 8. Financial Statements and Supplementary Data." The statement of operations and balance sheet data included in this table for each of the five years in the fiscal period ended March 31st, were derived from the audited financial statements and the accompanying notes to those financial statements.

                               Year Ended March 31
                                        -------------------------------------------------------------------------------------------
                                                  2003            2002           2001           2000             1999
                                                  ----            ----           ----           ----             ----
Income statement data
Total revenue                            $              $               $     242,182  $     480,615     $    847,702
                                         ============================== =============  =============     ============
                                                     0              38
                                                     =              ==
Income (loss) from continuing
operations                               $    (35,886)   $    (43,171)  $     129,790   $  (396,232)    $    (90,266)
                                         =============   =============  =============   ============    =============

Income (loss) from continuing operations per share:

  Basic                                  $     (.0019)   $     (.0026)      $          $     (.0326)   $      (.0081)
                                         =============   =============      =========  =============   ==============
                                                                                .0092
  Diluted                                $     (.0018)   $     (.0025)      $          $     (.0282)   $     ( .0070)
                                         =============   =============      =========  =============   ==============
                                                                                .0086
  Weighted average shares - basic           18,907,958      16,349,170     14,174,662     12,172,867       11,165,127
                                         =  ==========  =   ==========  =  ==========  =  ==========  ==   ==========
  Weighted average shares - diluted         19,867,958      17,019,170     15,094,662     14,053,002       12,813,368
                                         =  ==========  =   ==========  =  ==========  =  ==========  ==   ==========
  Cash dividends per common share        $              $               $              $              $
                                         ==============================================================
                                                     0               0              0              0                0
                                                     =               =              =              =                =

Balance sheet data
  Working capital*1                      $     457,538   $     199,573  $     152,906  $     420,963    $     430,833
                                         =============   =============  =============  =============    =============
  Total assets                             $33,251,674     $31,945,434    $30,302,685    $29,856,201      $27,586,801
                                           ===========     ===========    ===========    ===========      ===========
  Short-term obligations*1                 $12,329,096     $11,486,216   $  9,998,955    $10,231,272     $  8,911,087
                                           ===========     ===========   ============    ===========     ============
  Long-term obligations                  $              $               $              $              $
                                         ==============================================================
                                                     0               0              0              0              0
                                                     =               =              =              =              =
  Shareholders' equity                     $20,922,577     $20,459,218    $20,303,730    $19,624,929      $18,675,714
                                           ===========     ===========    ===========    ===========      ===========

*1 Although the majority of the short-term obligations are due on demand, some of these obligations have the attributes of being long-term as most of the debt is due to related parties who have not called for the payment except for nominal amounts of their short-term loans during the past five or more years.


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

The following discussion provides information on the results of operations for the three years ended March 31, 2003, 2002 and 2001 and the financial condition, liquidity and capital resources for March 31, 2003 and 2002. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Accounting Policies and Estimates

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

From time to time, the Company estimates its ore reserves when it is in production. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. The Company uses its ore reserve estimates in determining the unit basis for mine depreciation and closure rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items.

The Company will assess its producing properties and undeveloped mineral claims and leases for impairment when events or changes in circumstances warrant and at least annually. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interest, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place.

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

The financial statements for the fiscal years ended March 31, 2003, 2002 and prior years reflects and includes Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2003, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.

The Company's Current Status

Current Events

In the S.E.C. Form 10-Q filing for the nine-month period ended December 31, 2002, the Company reported the status of the concession/license filings with the El Salvador Department of Hydrocarbons and Mines (DHM). Since that time, the following events have taken place:

Renewed San Sebastian Gold Mine Exploitation  Concession/License
(Renewed SSGM) - approximately 1.2306 square kilometers, Department of La Union, El Salvador, Central America

On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by
Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.

New SSGM Exploration Concession/License (New SSGM) - approximately 40.7694 square kilometers

On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003.

Nueva Esparta Exploration Concession/License (Nueva Esparta) -
 45 square kilometers

On or about October 20, 2002, the Company filed an application  with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.

Gold Ore Reserves (03/31/03)

The Company's geologists have defined the following San Sebastian Gold Mine gold ore reserves:

                                      Tons                   Average Grade                 Ounces
Virgin ore                         14,404,096                    0.081                    1,166,732
Stope fill estimated                 1,000,000                   0.340                      340,000
                            --       ---------                                    --        -------
  Totals                           15,404,096                                             1,506,732

The  estimated  recoverable  ounces by  processing  through the San  Cristobal
  Mill and Plant ranges from 85% to 95%; the recovery of gold from the heap-leaching operations should range from 60% to 70%.

Precious Metal Mining

The Joint Venture has produced gold from March 31, 1995 through December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993, and the SCMP operations were suspended as of March 31, 2000. During this period, the price of gold suffered a severe decline.

Although while in operation the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During this fiscal period, the price of gold has increased to a level to place the SCMP into a viable position.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from processing the tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The Montemayor Mine and the Modesto Mine have been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and the gold price stabilizes at the current level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM, it is planning to explore selected areas, and when it receives the Renewed SSGM, it plans to commence production of gold and silver after funds are available.

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

The Internet and Related Businesses

The Company on January 29, 1999, announced its plans to have its 51%-owned subsidiary, Ecomm Group Inc. (Ecomm), enter into the web portal business. Ecomm's objective was to become a recognized web portal on the world wide web by acquiring or "rolling-up" Internet websites. At this time the Company has decided not to pursue further interest in the Internet business.

Results of Operation for the Fiscal Year Ended March  31, 2003 Compared to March
 31, 2002
-------------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $35,886 or $.0019 cents per share. This compares to a net loss of $43,171 or $.0026 cents per share for the fiscal year ended March 31, 2002.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2003 or 2002. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

Interest expense in the sum of $1,212,976 was recorded by the Joint Venture during this fiscal period compared to $1,026,940 for the same period in 2002, and it was eliminated with the interest income earned from the Joint Venture.

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

Results of Operation for the Fiscal Year Ended March  31, 2002 Compared to March
 31, 2001
--------------------------------------------------------------------------------

The Company recorded a net loss of ($43,171) or ($.0026) per share on no revenues in 2002. This compares to a net income of $129,790 or $.0092 per share on revenues of $238,520 in 2001. There were no revenues in 2002 as the Joint Venture suspended its gold mining and processing due to its need to rehabilitate, overhaul and expand its SCMP. Also, the unusually low price of gold contributed to the decision of "moth balling" the operations. The price of gold has increased since January 2002 because of more worldwide interest in the ownership of gold, the declining value of the U.S.
dollar, and the threat of worldwide terrorism.

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

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2002 or 2001. The Company anticipates that inflation during the next fiscal year will not have an impact on continuing operations.

Interest expense in the sum of $1,026,940 was recorded by the Joint Venture during this fiscal period compared to $1,063,469 for the same period in 2001, and it was eliminated with the interest income earned from the Joint Venture.

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

Financing Activities, Liquidity and Capital Resources

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the facilities require a major overhaul. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has substantially increased during this fiscal period. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs. During this fiscal year, the price of gold has been darkened by geopolitical tensions, recession fears, corporate malfeasance and reports of deflation.

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The
Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest a sum of $155,186 during this fiscal period, which was used to progress the erection of the cone crushing system.

The Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold continues to increase. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities. On March 5, 2003, the Company reported on the status of the Renewed SSGM and on the status of the New SSGM which may increase the potential and add gold and silver ore reserves. Elsewhere in this report are detailed explanations of the issuance of the New SSGM.

From September 1987 through March 31, 2003, the Company has advanced the sum of $40,181,015 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $40,771,280. This investment includes the charge of $23,751,735 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system and all other related needs.

Employees

As of March 31, 2003, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 2003, the Company, and three of its subsidiaries, have advanced to the Joint Venture $40,771,280. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $23,751,735 through March 31, 2003. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold has increased substantially during this past fiscal year.

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

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. With these permits in hand, the Company, on November 5, 2002, filed an application for the Renewed SSGM for a period of 30 years.

Dividends

For the foreseeable future, it is anticipated that the Company will use all of its earnings to finance its growth and expansion, therefore, dividends will not be paid to shareholders.

Impact of Inflation

The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation and deflation experienced in the United States.

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

A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires the Company to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown and undeterminable. The Company believes the following accounting policies are critical policies; accounting for its gold ore reserves, environmental liabilities, income taxes and asset retirement obligations.

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

The Company reviews, on an as needed basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the actual costs of compliance or remediation can be determined, the applicable amount is accrued.

The Company makes certain estimates, which may include various tax planning strategies, in determining taxable income, the timing of deductions and the utilization of tax attributes, which can differ from estimates due to changes in laws and regulations, discovery and analysis of site conditions and changes in technology.

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its mining properties and equipment. The Company reviews its estimate of the future obligation periodically and will accrue the estimated obligation based on the adoption of SFAS No. 143 as described in the following section, "Recently Issued Accounting Developments." The implementation of this standard had no material impact on the financial statements.

Recently Issued Accounting Developments

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." This Statement requires that all business combinations be accounted for by the purchase method, establishes specific  criteria for the  recognition  of intangible  assets  separately  from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this Statement are effective in the first quarter of 2002. The Company anticipates that the impact of this new standard should not have a material impact on the financial statements taken as a whole.

In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supersedes the Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. All provisions of this Statement are effective in the first quarter of 2003. The Company anticipates that the impact of this new standard should not have any material impact on the financial statements taken as a whole.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective when the occurrence arises. The Company is in the process of determining the impact of this standard on the Company's financial results when effective. The Company's adoption of SFAS No. 143 should not have a material impact on the Company's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement are effective in the first quarter of 2003. The Company anticipates that the impact of this new standard should have no material impact on the financial statements taken as a whole.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No.
145) which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FASB Statements 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. The Company does not believe SFAS No. 145 should have any material impact on its results of operations or financial position.

In  June  2002,  the  Financial  Accounting  Standards  Board  issued  Financial
Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that SFAS No. 146 should have a material impact on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by the guarantor about is obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN No. 45, the Company has adopted the disclosure requirements effective March 31, 2003. The Company believes that the initial recognition and measurement provisions of FIN No. 45 on a prospective basis for guarantees issued or modified after March 31, 2003 should not have any material impact on its results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123,
  Accounting for Stock-Based Compensation, (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective
April 1, 2003.

Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $271 per ounce and $331 per ounce. The Company has not been engaged in any hedging contracts whatsoever.

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures are in U.S. dollars.







Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private
 Securities Litigation Reform Act of 1995

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 8.  Financial Statements and Supplementary Data

                                                          Index to Consolidated Financial Statements
                                                               And Supplementary Financial Data

                                                                                                             Page

Report of Independent Public Accountant........................................................................43

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2003 and 2002...............................................44
Consolidated Statements of Operations, Years Ended March 31, 2003, 2002 and 2001...............................45
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2003, 2002 and 2001....................................................................46
Consolidated Statements of Cash Flows, Years Ended March 31, 2003, 2002 and 2001...............................47
Notes to Consolidated Financial Statements.....................................................................49

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statement Schedules..........................................76

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

                                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Shareholders and Board of Directors
Commerce Group Corp.

In my opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Commerce Group Corp., its subsidiaries, and the Commerce/Sanseb Joint Venture at March 31, 2003 and 2002, and the results of all operations and cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; my responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



West Allis, Wisconsin
May 12, 2003



                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Balance Sheets--March 31

                                                                                       2003
                                                                           ----------------
                                                                                                       2002
                                                                                                       ----
                                                   ASSETS
 Current assets
   Cash                                                                      $       28,004   $       39,081
   Investments                                                                      194,578          230,068
   Accounts receivable                                                              608,212          275,785
   Inventories                                                                       39,562           39,562
   Prepaid items and deposits                                                        41,901           25,047
                                                                           --------- ------  -------- ------
     Total current assets                                                           912,257          609,543

 Real estate (Note 5)                                                                23,336           23,336
 Property, plant and equipment, net                                               4,280,912        4,125,726
 Mining resources investment                                                     28,035,169       27,186,829
                                                                           --    ----------  --   ----------
   Total assets                                                                 $33,251,674      $31,945,434
                                                                                ===========      ===========
                                                 LIABILITIES
 Current liabilities
   Accounts payable                                                           $     454,719   $     409,970
   Notes and accrued interest payable to related parties  (Notes 6 & 7)           8,027,380       6,923,874
   Notes and accrued interest payable to others (Note 6)                            225,922         754,251
   Accrued salaries                                                               2,672,415       2,475,765
   Accrued legal fees                                                               326,941         314,804
   Other accrued expenses                                                           621,719         607,551
                                                                           -------  -------  --------------
       Total liabilities                                                         12,329,096      11,486,215

 Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                                            SHAREHOLDERS' EQUITY
 Preferred Stock
   Preferred stock, $0.10 par value:
   Authorized 250,000 shares;
   Issued and outstanding
   2003-none; 2002-none (Note 10)                                                         0               0

 Common stock, $0.10 par value:
   Authorized 50,000,000 shares; (Note 10)
   Issued and outstanding:
   2003-20,407,429 (Note 10)                                                      2,040,743
   2002-17,468,008 (Note 10)                                                                      1,746,801
 Capital in excess of par value                                                  18,997,412      18,792,109
 Retained earnings (deficit)                                                      (115,577)        (79,691)
                                                                           -----  ---------  --------------
     Total shareholders' equity                                                  20,922,578       20,459,219
                                                                            --   ----------  --   ----------
     Total liabilities and shareholders' equity                                 $33,251,674      $31,945,434
                                                                                ===========      ===========

                                    The accompanying  notes are an integral part
of these consolidated financial statements.



                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Statements of Operations
                                                                  For the Year Ended March 31


                                                                       2003              2002            2001
                                                                       ----              ----            ----
Revenues:

  Campground income                                         $             0                 $  $       75,470
                                                                                            0
  Real estate sales - net profit                                          0                           163,050
                                                            ---------------  ----------------  ------ -------
                                                                                            0
    Total revenues                                                        0                 0         238,520

Expenses:
  General and administrative                                     35,886                               112,392
                                                            ---------------  -------           ------ -------
                                                                                   43,209
    Total expenses                                                   35,886            43,209         112,392

Other income:
  Interest income                                                         0                 0           3,662
  El Salvador added value tax refund                                                       38
                                                            ---------------  ----------------
                                                                          0                                 0
                                                                          -                                 -
    Other income                                                                           38           3,662
                                                            ---------------  ----------------  --------------
                                                                          0

Net profit (loss)                                               $  (35,886)       $  (43,171)     $   129,790
  Credit (charges) for income taxes                                                         0
                                                            ---------------  ----------------
                                                                          0                                 0
                                                                          -                                 -
Net income (loss) after income tax credit (charge)              $  (35,886)       $  (43,171)     $   129,790
                                                                ===========       ===========     ===========

Net income (loss) per share (Note 2) basic                     $    (.0019)      $    (.0026)   $       .0092
                                                               ============      ============   =============

Net income (loss) per share (Note 2) diluted                   $    (.0018)      $    (.0025)   $       .0086
                                                               ============      ============   =============

Weighted av. common shares outstanding (Note 2)                  18,907,958        16,349,170      14,174,662
                                                                 ==========        ==========      ==========

Weighted av. diluted common shares (Note 2)                      19,867,958        17,019,170      15,094,662
                                                                 ==========        ==========      ==========


                                    The accompanying  notes are an integral part
of these consolidated financial statements.



                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                  Consolidated Statements of Changes in Shareholders' Equity
                                                       For the Years Ended March 31, 2003, 2002 and 2001


                                                     Common Stock
                                   -----------------------------------------------------
                                                                                      Capital in      Retained
                                                      Number of                       Excess of       Earnings
                                                                        Par           Par Value       (Deficit)
                                                     Shares            Value

Balances March 31, 2000                               13,888,929        1,388,893       18,402,346      (166,310)

Net income (loss) for FY March 31, 2001                                                                   129,790

  Dir./off./employee/services comp.                      618,500           61,850            8,000
  Payment of debt                                      1,586,579          158,658          588,953
  Cash                                                   200,000           20,000                0
  Common shares cancelled                              (500,000)         (50,000)        (238,450)       ________
                                                 --    ---------  ----   --------  ----  ---------
Balances March 31, 2001                               15,794,008        1,579,401       18,760,849       (36,520)

Net income (loss) for FY March 31, 2002                                                                  (43,171)

  Dir./off./employee/services comp.                    1,154,000          115,400            5,260
  Payment of debt                                        250,000           25,000           12,500
  Cash                                                   270,000           27,000           13,500       ________
                                                 -----   -------  -------  ------  ---------------
Balances March 31, 2002                               17,468,008        1,746,801       18,792,109       (79,691)

Net income (loss) for FY March 31, 2003                                                                  (35,886)

  Dir./off./employee/services comp.                      693,221           69,322           85,848
  Payment of debt                                      1,435,200          143,520           85,805
  Cash                                                   811,000           81,100           33,650       ________
                                                 -----   -------  -------  ------  ---------------
Balances March 31, 2003                               20,407,429       $2,040,743      $18,997,412     $(115,577)
                                                      ==========       ==========      ===========     ==========



                                    The accompanying  notes are an integral part
of these consolidated financial statements.



                                                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                                             Consolidated Statements of Cash Flows
                                                                 For the Years Ended March 31


                                                                                 2003            2002             2001
                                                                        -------------  --------- ----  --------   ----
Operating activities:
  Net income (loss)                                                       $  (35,886)     $  (43,171)        $ 129,790
                                                                          -----------     -----------        ---------
Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
Depreciation                                                                        0               0                0
Changes in assets and liabilities
  Decrease (increase) in account  receivables and investments               (296,936)           1,680            (303)
  Decrease (increase) in inventories                                                0               0           28,000
  Decrease (increase) in prepaid items and deposits                          (16,854)           8,934           24,698
  Decrease (increase) in real estate                                                0               0        1,156,500
  Increase (decrease) in accounts payable and accrued liabilities              58,915        (54,183)          137,243
  Increase (decrease) in accrued salaries                                     196,650         187,750          449,000
  Increase (decrease) in accrued legal fees                                    12,138           6,518           47,359
                                                                        ------ ------  -------- -----  -------  ------
  Total adjustments                                                          (46,087)         150,699        1,842,497
                                                                        ---  --------  ----   -------  --    ---------
  Net cash provided by (used in) operating activity                          (81,973)         107,528        1,972,287

Investing activities:
  Investment in mining resources                                          (1,003,527)     (1,638,682)      (2,233,369)
  Investments - other                                                                                          288,450
                                                                        ------------------------------------   -------
                                                                                    0               0
                                                                                    -               -
  Total                                                                   (1,003,527)     (1,638,682)      (1,944,919)

Financing activities:
  Net borrowings                                                              575,177       1,347,174        (865,919)
  Common stock issued                                                         499,246         198,660          549,011
                                                                        ----  -------  ----   -------  ----    -------
Net cash provided by (used in) financing activities                         1,074,423       1,545,834        (316,908)

Net increase (decrease) in cash and cash equivalents                         (11,077)          14,680        (289,540)
Cash - beg. of year                                                            39,081          24,401          313,940
                                                                        ------ ------  ------  ------  -----   -------
Cash - end of year                                                        $    28,004     $    39,081     $     24,400
                                                                          ===========     ===========     ============

                                    The accompanying  notes are an integral part
of these consolidated financial statements.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                              Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

1. The following amounts of interest expense paid or accrued were recorded and eliminated from the interest income earned from the Joint Venture:
         $1,212,976 (2003), $1,026,940 (2002), and $1,063,468 (2001).

2. There was no interest expense paid in cash for the periods ended March 31, 2003, 2002, or 2001.

3. The Company paid no income taxes during its fiscal periods ended March 31, 2003, 2002, and 2001.

4. The investment consists of securities held for the Employee Benefit Account stated at cost and precious stones, which are stated at the lower of cost or market value.

5. Accounts receivable consist of advances to Misanse, a 52%-owned Corporation, which amount was approved, confirmed and ratified at a Misanse shareholders' meeting held on January 12, 2003, and which will be an offset for rental charges included in the accounts payable due to Misanse.

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

Supplemental schedule of non-cash investing and financing activities during the fiscal years ended March 31:

1. The Company issued the following common shares for the values shown for employee severance pay and benefits, for director fees, officer compensation and for other services rendered:

                                            Shares           Value
                               2003        693,221       $  69,322
                               2002      1,154,000        $120,660
                               2001        618,500       $  69,850

2. Other non-cash items were for the unpaid salaries and legal fees; this amounted to $196,650 for 2003, $194,268 for 2002, and $449,360 for 2001.

3. There were no non-cash equipment financing activities in 2003, 2002, or 2001.




                                    The accompanying  notes are an integral part
of these consolidated financial statements.

                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                Notes to the Consolidated Financial Statements
                                            March 31, 2003

(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States' corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Gold bullion, currently the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Exploration is being curtailed at other mining projects until adequate funding and concession/license permits are obtained. All of the mining projects are located in the Republic of El Salvador, Central America.

      On March 3, 2003, the Company received an exploration license dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 42 square kilometers, which is hereafter referred to as the "New SSGM Exploration Concession/License" or the "New SSGM." This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines: the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

      As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher selling price.

      The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available, and if the price of gold maintains the current price level. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Furthermore, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is erecting its crushing system at the SSGM site and performing minor retrofit and rehabilitation work at the SCMP. It plans to commence an exploration program on the New SSGM.

(b)   Basis of presentation:

      Management estimates and assumptions:

      Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

                 COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    Notes to the Consolidated Financial Statements (Continued)
                                       March 31, 2003


(2)  Significant Accounting Policies

Consolidated Statements

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.

                                                                                  Charter/Joint Venture
                                                            % Ownership           Place             Date
Homespan Realty Co., Inc. ("Homespan")                           100.0       Wisconsin         02/12/1959
Mineral San Sebastian, S.A. de C.V.  ("Misanse")                  52.0       El Salvador       05/08/1960
Ecomm Group Inc. ("Ecomm")                                       100.0       Wisconsin         06/24/1974
San Luis Estates, Inc. ("SLE")                                   100.0       Colorado          11/09/1970
San Sebastian Gold Mines, Inc. ("Sanseb")                         82.5       Nevada            09/04/1968
Universal Developers, Inc.  ("UDI")                              100.0       Wisconsin         09/28/1964
Commerce/Sanseb Joint Venture ("Joint Venture")                   90.0       Wisconsin &       09/22/1987
                                                                             El Salvador



Investments

The investments consist of securities held for the Commerce Group Corp. Employee Benefit Account, and are stated at cost. The precious stones included in the investment account are stated at cost.

Accounts Receivable

The accounts receivable primarily consists of the advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the accounts payable.

Intercompany Balances

All intercompany balances and transactions have been eliminated.

Inventory

Inventory consists of consumable supplies and are stated at cost, which is lower than the market value.

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

Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations as of March 31, 2000, it also ceased to depreciate its fixed assets.

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

Recently Issued Financial Accounting Standards

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective when the occurrence arises. The Company is in the process of determining the impact of this standard on the Company's financial results when effective. The Company's adoption of SFAS No. 143 should not have a material impact on the Company's results of operations or financial position.








In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement are effective in the first quarter of 2003. The Company anticipates that the impact of this new standard should have no material impact on the financial statements taken as a whole.

In December  2002,  the Financial  Accounting  Standards  Board issued
 Financial  Accounting  Standards No. 148,  Accounting  for  Stock-Based
 Compensation -
Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123,
 Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendment to SFAS no. 123 are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, the Company has adopted the disclosure requirements of SFAS No. 148, effective April 1, 2003.

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

If on March 31, 2003, 960,000 option shares were added to the weighted number of shares which amount to 18,907,958 common shares issued and outstanding, then the total number of fully diluted shares amount to 19,867,958. The loss per share for this period ended March 31, 2003 is $.0018 cents per share. The same assumptions were used for the same 2002 fiscal period.

Foreign Currency

The Company is not involved in foreign currency transactions because as of January 1, 2001, the Republic of El Salvador, Central America adopted the U.S. dollar system and pegged the exchange rate at 8.75 colones to one U.S. dollar. Almost all of the money transactions in El Salvador are now conducted in U.S. dollars.

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










(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                                           March 31, 2003                                    March 31, 2002
                           -------------------------------------------------------------------------------------------------------
                                            Accumulated                                       Accumulated
                               Cost         Amortization         Net            Cost          Amortization          Net
Mineral   Properties  and
Deferred Development       $28,035,169                      $28,035,169     $27,186,829                        $27,186,829

Property, Plant and
Equipment                      6,533,055      2,252,143         4,280,912       6,377,869       2,252,143          4,125,726
                           -------------  --  ---------     -------------   -------------  --   ---------      -------------
                           $34,568,224       $2,252,143     $32,316,081     $33,564,698        $2,252,143      $31,312,555
                           ===========       ==========     ===========     ===========        ==========      ===========

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand these facilities, no depreciation has been recorded during this fiscal year.

Impairments

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable), estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

(4) Commerce/Sanseb Joint Venture ("Joint Venture")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed in 1968 to explore, exploit, research, and develop adequate gold reserves. Sanseb produced gold from the SSGM from 1972 through February 1978.







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

Investments in Joint Venture

As of March 31, 2003, the Company's investments, including charges for interest expense to the Joint Venture, were $40,181,015 and three of the Company's subsidiaries' advances were $590,265 for a total of $40,771,280.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2003 and 2002, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its
Joint Venture:

                                                                                       2003            2002
                                                                                       ----            ----
The Company's advances (net of gold sale proceeds) since 09/22/87                   $40,181,015     $36,729,923
The Company's initial investment in the Joint Venture                                 3,508,180       3,508,180
Sanseb's investment in the Joint Venture                                              3,508,180       3,508,180
Sanseb's investment in the mining projects and amount due to the Company
                                                                                     34,160,023      31,989,058
Total:                                                                               81,357,398      75,735,341
Advances by the Company's three subsidiaries                                            590,265         590,265
                                                                                ------- -------  --------------
Combined total investment                                                           $81,947,663     $76,325,606
                                                                                    ===========     ===========









SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New SSGM from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) which includes and encompasses the existing SSGM. It is in the process of planning its exploration program.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company receives its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

(c)  Mineral Concessions/Licenses

Renewed San Sebastian Gold Mine Exploitation  Concession/License
(Renewed SSGM) - approximately 1.2306 square kilometers, Department of La Union, El Salvador,
Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by
Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. Once issued, this Renewed SSGM will be pledged as collateral to the same parties that held the previous concession as collateral.

New SSGM Exploration Concession/License (New SSGM) - approximately
40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM.

Nueva Esparta Exploration Concession/License (Nueva Esparta) -
45 square kilometers

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. The application is pending.

Effective February 1996, the Government of El Salvador passed a law which required mining companies to pay to it three percent of its gross gold/silver sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploration more economical. The principal change is that the fee has been reduced to two percent of the gross gold receipts. The Company, in compliance with the new law, has, or it plans to file applications for all of the mining concessions in which it has an interest.

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

(5)  Synopsis of Real Estate Ownership and Leases

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador are as follows: the Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  Notes Payable and Accrued Interest

                                                                                           03/31/03           03/31/02

Related Parties

Mortgage and  promissory  notes to related  parties,  interest  ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand,  using the undeveloped  land,  Misanse lease, real estate and all other assets owned by the Company,  its  subsidiaries  and the Joint  Venture as collateral. (Note 7)
                                                                                         $8,027,380         $6,923,874

Other

Short-term  notes and accrued  interest  (March 31, 2003,  $90,922 and March 31,
2002,  $416,305)  issued to creditors  and other non related  parties,  interest rates of  varying  amounts,  in lieu of actual  cash  payments  and  includes  a mortgage  on a certain  parcel  of land  pledged  as  collateral  located  in El
Salvador.
                                                                                            225,922            754,252
                                                                         -----    -------   -----    -------

                                                                          Total:         $8,253,302         $7,678,126

(7)  Related Party Transactions

The Company,  in an attempt to preserve  cash, had prevailed on its President to accrue his salary for the past 22 years, including vacation pay, for a total of $2,636,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2003:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $5,521,516. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of March 31, 2003, an aggregate of $824,866, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2003:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,120,442; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received options to purchase 250,000 common shares on or before July 2, 2003, at a price of $.25 per share. The terms of this transaction are no less favorable than those obtained from unrelated third parties.

On January 3, 2003, in order to reduce debt, and in consideration for cancellation of $100,625 of debt owed to GLSCO, the Company sold to GLSCO 575,000 of its restricted common shares, $.10 par value. On March 26, 2003, in order to reduce debt, and in consideration for the cancellation of $47,250 of debt owed to GLSCO, the Company sold 175,000 of its restricted common shares, $.10 par value.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $429,391 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $291,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $326,941 for 1,767.3 hours of legal services rendered from July 1980 through March 31, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $131,165 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 66,667 common shares in lieu of any cash compensation for all amounts due to them as of March 31, 2003. The Chairman/President does not receive any Director fees.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses. When full production commences, these capitalized costs will be charged as an expense based on a per ton production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations. However, a separate accounting is maintained for the purpose of recording the amount that is due to the Company from the Joint Venture.

Company Net Advances to the Joint Venture
                                                           2003                                   2002
                                                           ----                                   ----
                                                                Interest Charges                       Interest Charges
                                             Total Advances                         Total Advances
Beginning                                      $36,729,923        $20,448,289         $32,519,136        $16,973,241
March 31 fourth quarter                           3,451,092          3,303,446           4,210,787          3,475,048
                                           ----   ---------     ---- ---------    ----   ---------     ---- ---------
Total Company advances                          40,181,015          23,751,735         36,729,923          20,448,289
Advances by three of the Company's
subsidiaries                                        590,265                                590,265
                                           -------  -------     -------------------------  -------
                                                                       0                                      0
                                                                       -                                      -
March 31 total net advances                    $40,771,280        $23,751,735         $37,320,188        $20,448,289
                                               ===========        ===========         ===========        ===========

(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  Income Taxes

At March 31, 2003, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $5,063,150 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2018.

(10)  Description of Securities

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 20,407,429 shares were issued and outstanding as of March 31, 2003. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.








b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2003 or 2002.

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

c.  Stock option activity:

                                     03/31/03                    03/31/02                    03/31/01
                             ------------------------------------------------------------------------------------
                                            Weighted                    Weighted                    Weighted
                                  Option     Average         Option     Average     Option Shares    Average
                                   Shares     Price           Shares     Price                        Price
Outstanding, beg. yr.             670,000     $0.22          920,000     $1.27          1,254,900     $2.19
Granted                           290,000     $0.19          520,000     $0.25            150,000     $0.12
Exercised                               0      N/A                 0      N/A                   0      N/A
Forfeited                               0      N/A         (500,000)      N/A                   0      N/A
Expired                                 0      N/A         (270,000)      N/A           (484,900)      N/A
                             ------------      ---         ---------      ---           ---------      ---
Outstanding, end of yr.           960,000     $0.21          670,000     $0.22            920,000     $1.27
                                  =======     =====     ===  =======     =====      ===   =======     =====

A summary of the outstanding stock options as of March 31, 2003, follows:

                                            Weighted Average
 Range of Exercise         Amount        Remaining Contractual  Weighted Average
       Prices            Outstanding              Life            Exercise Price
    Up to $2.99             960,000            .8068 years                $0.21

There were no options issued to any Director, Officer, or employee.

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.





e.  Share Loans - Others

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2003, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On May 25, 2001, the Company filed its fourth Securities and Exchange Commission Form S-8 Registration Statement No. 333-61650 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. All of the 1,500,000 shares were issued as of March 31, 2003.

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 51,597 shares were issued, and 1,448,403 shares remain to be issued as of March 31, 2003.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of March 31, 2003, 321,000 shares remained in the account. As of April 1, 2002, there were 520,000 shares in this account. An additional 400,000 shares were issued and 599,000 shares were sold, leaving a balance of 321,000 shares as of March 31, 2003.

(11)  Litigation

There is no known pending litigation.

(12)  Certain Concentrations and Concentrations of Credit Risk

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels. One is insured by the Federal Deposit Insurance Corporation. The other is an El Salvadoran banking institution which the Company uses to pay its El Salvadoran expenses and obligations. The Company considers the U.S. institution to be financially strong and does not consider the underlying risk at this time with its El Salvadoran bank to be significant. To date, these concentrations of credit risk have not had a significant effect on the Company's financial position or results of operations.

The Company, when it produced gold and silver, sold its gold and silver production predominantly to one customer. Given the nature of the commodities being sold, and because many other potential purchasers of gold and silver exist, it is not believed that the loss of such customer would adversely affect the Company.

The Company is not subject to credit risk in connection with any hedging activities as it has not hedged any of its gold production. If the Company changes its policies, then it will only use highly-rated credit worthy counterparties, therefore it should not anticipate non-performance.

(13) Commitments and Contingencies

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.

(14) Business Segments

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

















                                           Mining *1
                                         El Salvador,            Campground
                                        Central America       Missouri, U.S.A.        Corporate Headquarters
Year ended March 31, 2003
  Sales and revenues                   $                0        $              0               $            0
  Depreciation & amortization                           0                       0                      0
  Operating income (loss)                               0                       0              (35,886)
  Total assets                                 33,029,998                       0              221,676
  Capital expenditures                          1,003,526                       0                      0

Year ended March 31, 2002
  Sales and revenues                                    $       $               0               $          38
                                                        0
  Depreciation & amortization                           0                       0                      0
  Operating income (loss)                               0                       0             (43,171)
  Total assets                                 31,676,285                       0              269,149
  Capital expenditures                          1,638,682                       0                      0

Year ended March 31, 2001
  Sales and revenues                   $                0            $    189,020            $ 53,162
  Depreciation & amortization                           0                       0                      0
  Operating income (loss)                               0                 146,349              (16,559)
  Total assets                                 30,046,855                       0             255,830
  Capital expenditures                          2,233,369                       0                      0

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

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None.

                                                         PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from information under the caption "Election of Two Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year. The information on Executive Officers is contained in Part I of this Form 10-K.

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









Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer who is also the Chief Financial Officer and the Executive Vice President/Secretary have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                                                PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

See Index to Consolidated Financial Statements and Supplementary Financial Data in Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules..........................................76

Schedule IV (1) Indebtedness of Related Parties................................................................77

Schedule IV (2) Indebtedness to Related Parties................................................................79

(b)  Reports on Form 8-K

A Form 8-K was filed on March 5, 2003, to report receipt of the New San Sebastian Gold Mine Exploration Concession/License and the admittance of the Renewed San Sebastian Gold Mine Exploitation Concession/License from the Office of the El Salvador Ministry of Economy through its Department of Hydrocarbons and Mines.

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

       3.4 The Articles of Merger from a Delaware corporation t a Wisconsin corporation effective April 1, 1999 at 12:01 a.m. (Central Time). (Incorporated by reference to
                   Exhibit 2.(i) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)




   Exhibit No.                                     Description of Exhibit

       3.5 A Certificate of Merger filed with the Office of the Secretary of State of Delaware merging into a Wisconsin corporation. (Incorporated by reference to Exhibit 2.(ii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

        4 Instruments defining the rights of security holders, including indentures.

       4.1 Three-Year Stock Option Agreement dated March 13, 2001, and expiring on March 13, 2004, to purchase 100,000 common shares at $.10 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2001.)

       4.2 Three-Year Stock Option Agreement dated March 13, 2001, and expiring on March 13, 2004, to purchase 50,000 common shares at $.15 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2001.)

       4.3 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 80,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.4 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 100,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.5 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 250,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.6 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 70,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.7 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 20,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.8 Two-Year Stock Option Agreement dated April 19, 2002, and expiring on April 19, 2004, to purchase 80,000 common shares at $.15 per share. (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-K for the year ended March 31, 2002.)



   Exhibit No.                                     Description of Exhibit

       4.9 Two-Year Stock Option Agreement dated April 30, 2002, and expiring on April 30, 2004, to purchase 40,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2002.)

                   Subsequent Options Issued:

      4.10* Two-Year Stock Option Agreement dated August 21, 2002, and expiring on August 21, 2004, to purchase 40,000 common shares at $.22 per share.

      4.11* Two-Year Stock Option Agreement dated September 20, 2002, and expiring on September 20, 2004, to purchase 65,000 common shares at $.22 per share.

      4.12* Two-Year Stock Option Agreement dated September 25, 2002, and expiring on September 25, 2004, to purchase 65,000 common shares at $.22 per share.

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

      10.9 Lilac M. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated June 26, 1997. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended March 31, 1998.)

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

      10.13        Lilac M.  Skeen,  Loan  Agreement  and Open  Ended On  Demand
                   Promissory Note dated May 21, 1998. (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended March 31, 1998.)

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

       11*         Schedule of Computation of Net Income Per Share

       21*         Subsidiaries and Joint Venture of the Company

      23.1*        Consent of Independent Certified Public Accountant

      99.0         Additional Exhibits

      99.1*        Confirmation agreement, General Lumber & Supply Co., Inc.,
 May 12, 2003.

      99.2*        Confirmation Agreement, Edward L. Machulak, May 12, 2003.

      99.3*        Confirmation Agreement,  Edward L. Machulak Rollover
 Individual Retirement Account, May
                   12, 2003.





   Exhibit No.                                     Description of Exhibit

      99.4* Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 12, 2003.

      99.5 Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended March 31, 1988.)

      99.6 S.E.C. Form S-8 Registration Statement No. 333-61650 filed under the Securities Act of 1933 as amended and declared effective May 25, 2001, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on May 25, 2001.) All of these shares have been issued as of March 31, 2003.

      99.7 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of
                   1933, as amended and declared effective June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this
                   S.E.C. Form S-8 Registration Statement had been filed on June 10, 2002.) 1,448,403 shares remain to be issued as of March 31, 2003.

    99.7(a)* Consent of Independent Certified Public Accountant to incorporate by reference in the S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933 as amended and declared effective June 10, 2002 the Certified Public Accountant's report dated May 12, 2003 relating to the financial statements of the Company for the years ended March 31, 2003 and 2002.

      99.8* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.9*        Certification of Executive Vice President and Secretary
 pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.

      99.10 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

                                                     COMMERCE GROUP CORP.
                                                FORM 10-K - MARCH 31, 2003

                                                        PART IV

                                                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2003.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

              Name                                        Office                                    Date

/s/ Edward L. Machulak           Chairman  of  the  Board  of   Directors,Member  of            May 12, 2003
----------------------                                                                          ------------
Edward L. Machulak                Executive   Committee,   Member  of  Audit  Committee,
                                  Director-Emeritus,    President,    Treasurer,   Chief
                                  Executive, Operating and Financial Officer

/s/ Edward A. Machulak            Director,     Member    of    Executive     Committee,        May 12, 2003
----------------------                                                                          ------------
Edward A. Machulak                Director-Emeritus,   Executive   Vice   President  and
                                  Secretary

/s/ Sidney Sodos                  Director and Member of Audit Committee                        May 12, 2003
----------------                                                                                ------------
Sidney Sodos

/s/ John H. Curry                 Director and Member of Audit Committee                        May 12, 2003
-----------------                                                                               ------------
John H. Curry


                                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Edward L. Machulak, Chairman, President, Treasurer, Chief Executive,
 Operating and Financial Officer of Commerce Group Corp., certify that:

1.      I have reviewed this annual report on Form 10-K of Commerce Group Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                                  /s/ Edward L. Machulak
                                                     ----------------------
                                                     Edward L. Machulak
                                                 Chairman, President, Treasurer,
                                                 Chief Executive, Operating and
                                                     Financial Officer

                         CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND SECRETARY

I, Edward A. Machulak, Executive Vice President and Secretary of Commerce Group Corp., certify that:

1.     I have reviewed this annual report on Form 10-K of Commerce Group Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                                  /s/ Edward A. Machulak
                                                     ----------------------
                                                     Edward A. Machulak
                                                     Executive Vice President,
                                                     and Secretary

          REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES


My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 15(a) of this Form 10-K.

In my opinion, the consolidated financial statement information and schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein, all in accordance with accounting principles generally accepted in the United States of America.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



West Allis, Wisconsin
May 12, 2003


                                                      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                                                        SCHEDULE IV (1)
                                                         INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                                                          YEARS ENDED MARCH 31, 2003, 2002, AND 2001


                                          Balance at
                                         Beginning of        Additions to         Deletions to       Balance at End
Name of Person (1)                        Period (3)       Indebtedness (2)       Indebtedness        of Period (3)
------------------                        ----------       ----------------       ------------        -------------

Year ended March 31, 2003
Joint Venture                           $37,320,188       $3,451,092                   $0           $40,771,280

Year ended March 31, 2002
Joint Venture                           $33,109,401       $4,210,787                   $0           $37,320,188

Year ended March 31, 2001
Joint Venture                           $27,936,503       $5,172,898                   $0           $33,109,401


(1) Commerce Group Corp. (90% ownership) and San Sebastian Gold Mines, Inc. (10% ownership), Joint Venture ("Joint Venture"); includes the advances from three of the Company's subsidiaries.

(2) The purpose of the advances is to continue the exploration, exploitation and development of the SSGM and the other mining prospects and activities managed by the Joint Venture which are located in the Republic of El Salvador, Central America. Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold. The construction and erection of the cone crushing system is taking place. Also included are the holding costs. The addition to indebtedness is netted to include any adjustments for payments or credits.

(3) Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company's subsidiaries.

                                           Balance at
                                          Beginning of       Additions to         Deletions to         Balance at
Name of Person (1)                           Period        Indebtedness (2)       Indebtedness       End of Period
------------------                           ------        ----------------       ------------       -------------

Year ended March 31, 2003
SSGM                                     $31,989,058      $2,170,965                   $0           $34,160,023

Year ended March 31, 2002
SSGM                                     $29,505,884      $2,483,174                   $0           $31,989,058

Year ended March 31, 2001
SSGM                                     $26,368,951      $3,136,933                   $0           $29,505,884


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

                                       This Page Left Blank Intentionally.


                                                      COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                                                        SCHEDULE IV(2)
                                                                INDEBTEDNESS TO RELATED PARTIES
                                                      CURRENT YEARS ENDED MARCH 31, 2003, 2002, AND 2001

                                              Balance at        Additions to       Deletions to
                                             Beginning of       Indebtedness      Indebtedness           Balance at
Identity of Debtor                              Period              (1)                   (2)           End of Period
-------------------                             ------              ---                   ---           -------------

Year ended March 31, 2003
President of the Company                        $4,643,856          $877,660(a)   $               0         $5,521,516
President's RIRA                                   703,647           121,219(b)                    0           824,866
President's Affiliated Company                   1,098,193            22,249(c)                    0         1,120,442
President's Wife's RIRA                            366,289            63,102(d)                    0           429,391
Others                                             111,889            19,276(d)                    0           131,165
                                            -----  -------   -------  ------      ------------------   -----   -------
 Total, notes payable                           $6,923,874        $1,103,506      $               0         $8,027,380
                                                ==========        =============   =================         ==========

President's Accrued Salary                      $2,457,765      $    178,750(e)   $               0         $2,636,515
                                                ==========      ============      =================         ==========

President's Wife's Consulting Fees             $   255,600       $                $               0        $   291,600
                                               ===========       ======           =================        ===========
                                                             36,000(f)

Legal fees (President's son is a
principal)                                     $   314,804       $                $               0        $   326,941
                                               ===========       ======           =================        ===========
                                                             12,137(g)

Year ended March 31, 2002
President of the Company                        $3,676,503          $967,353(a)   $               0         $4,643,856
President's RIRA                                   599,768           103,879(b)                    0           703,647
President's Affiliated Company                     926,205           171,988(c)                    0         1,098,193
President's Wife's RIRA                            312,459            53,830(d)                    0           366,289
Others                                              95,445            16,444(d)                    0           111,889
                                            ------- ------   -------  ------      ------------------   -----   -------
 Total, notes payable                           $5,610,380       $1,313,494       $               0         $6,923,874
                                                ==========       =============    =================         ==========

President's Accrued Salary                      $2,279,015      $    178,750(e)   $               0         $2,457,765
                                                ==========      ============      =================         ==========

President's Wife's Consulting Fees             $   219,600       $                $               0        $   255,600
                                               ===========       ======           =================        ===========
                                                             36,000(f)

Legal fees (President's son is a
principal)                                     $   308,286       $                $               0        $   314,804
                                               ===========       =======          =================        ===========
                                                             6,518(g)

Year ended March 31, 2001
President of the Company                        $3,072,268       $   604,235(a)   $                0        $3,676,503
President's RIRA                                   646,141           103,627(b)         (150,000)(a)           599,768
President's Affiliated Company                   1,808,514           366,741(c)       (1,249,050)(b)           926,205
President's Wife's RIRA                            384,290            61,169(d)         (133,000)(c)           312,459
President's Son/Daughter-in-Law                     81,420            14,025(d)                                 95,445
                                            ------- ------   ------   ------        ----------------   -------  ------
                                                                                  0
 Total, notes payable                           $5,992,633        $1,149,797      $ (1,532,050)             $5,610,380
                                                ==========        ============    =============             ==========

President's Accrued Salary                      $1,839,015       $   440,000(e)   $                0        $2,279,015
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

         The President's Affiliated Company has purchased the following shares which payment was offset by the reduction of the notes payable to the Affiliated Company: on January 3, 2003, 575,000 of the Company's restricted common shares, $.10 par value, were sold at a price of $.175 per share for a total of $100,625; and on March 26, 2003, 175,000 of the Company's restricted common shares, $.10 par value, were sold at a price of $.27 per share, for a total of $47,250.

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