Form 10-Q
period 2003-06-30
COMMERCE GROUP CORP /WI/
filed 2003-08-11
CIK 109757

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended JUNE 30, 2003

                                    or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,716,129 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 2003.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

               FOR THE FIRST QUARTER ENDED JUNE 30, 2003

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2003.

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Operations                       4

          Consolidated Statements of Changes in Shareholders' Equity  5

          Consolidated Statements of Cash Flows                       6

          Notes to Unaudited Consolidated Financial Statements        8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              24

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                          36

Item 2.   Changes in Securities                                      36

Item 3.   Default Upon Senior Securities                             36

Item 4.   Submission of Matters to a Vote of Security Holders        36

Item 5.   Other Information                                          36

Item 6.   Exhibits and Reports on Form 8-K                           36

          Registrant's Signature Page                                37

          Sarbanes-Oxley Section 302 Certifications                  38

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS



                                         June 30, 2003       March 31, 2003
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    21,284       $    28,004
 Investments                                   194,578           194,578
 Accounts receivable                           608,497           608,212
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     41,871            41,901
                                           -----------       -----------
  Total current assets                         905,792           912,257

Real estate (Note 5)                                 0            23,336
Property, plant and equipment, net           4,283,071         4,280,912
Mining resources investment                 28,523,590        28,035,169
                                           ------------      ------------
 Total assets                              $33,712,453       $33,251,674
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   407,162       $   454,719
 Notes and accrued interest payable to
  related parties  (Notes 6 & 7)             8,423,537         8,027,380
 Notes and accrued interest payable to
  others (Note 6)                              231,307           225,922
 Accrued salaries                            2,717,415         2,672,415
 Accrued legal fees                            327,015           326,941
 Other accrued expenses                        634,546           621,719
                                           ------------      ------------
  Total liabilities                         12,740,982        12,329,096

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 11)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2003-none; 2002-none (Note 10)            $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
  (Note 10)
 Issued and outstanding:
 06/30/2003-20,716,129 (Note 10)             2,071,613
 03/31/2003-20,407,429 (Note 10)                               2,040,743
Capital in excess of par value              19,018,833        18,997,412
Retained earnings (deficit)                   (118,975)         (115,577)
                                           ------------      ------------
  Total shareholders' equity                20,971,471        20,922,578
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $33,712,453       $33,251,674
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                                          2003           2002
                                                          ----           ----
Revenues:                                          $         0    $         0
                                                   ------------   ------------
Expenses:
 General and administrative                              3,398         10,577
                                                   ------------   ------------
   Total expenses                                        3,398         10,577

Net profit (loss)                                  $    (3,398)   $   (10,577)
 Credit (charges) for income taxes                           0              0
                                                   ------------   ------------
Net income (loss) after income tax credit (charge) $    (3,398)   $   (10,577)
                                                   ============   ============

Net income (loss) per share (Note 2) basic         $    (.0002)   $    (.0006)
                                                   ============   ============

Net income (loss) per share (Note 2) diluted       $    (.0002)   $    (.0006)
                                                   ============   ============

Weighted av. common shares outstanding (Note 2)     20,447,732     17,939,707
                                                   ============   ============

Weighted av. diluted common shares (Note 2)         20,887,732     18,729,707
                                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2003 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          ----------   ----------   -----------   ----------
Balances March 31, 2001   15,794,008    1,579,401   $18,760,849     $(36,520)

Net income (loss) for
 FY March 31, 2002                                                   (43,171)

Common shares issued:
 Dir./off./employee/
  services comp.           1,154,000      115,400         5,260
 Payment of debt             250,000       25,000        12,500
 Cash                        270,000       27,000        13,500
                          ----------   -----------  ------------  -----------
Balances March 31, 2002   17,468,008   $1,746,801   $18,792,109     $(79,691)

Net income (loss) for
 FY March 31, 2003                                                   (35,886)

Common shares issued:
 Dir./off./employee/
  services comp.             693,221       69,322        85,848
 Payment of debt           1,435,200      143,520        85,805
 Cash                        811,000       81,100        33,650
                          ----------   -----------  ------------  -----------
Balances March 31, 2003   20,407,429   $2,040,743   $18,997,412    $(115,577)

Net income (loss)
for first quarter
ended June 30, 2003                                                   (3,398)

Common shares issued:
 Payment of debt/option
  exercise                   250,000       25,000        37,500
 Cash                         44,000        4,400         5,640
 Share loans                  14,700        1,470         1,617
 Reduce asset account              0            0       (23,336)
                          ----------   -----------  ------------  -----------
Balances June 30, 2003    20,716,719   $2,071,613   $19,018,833    $(118,975)
                          ==========   ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                              2003           2002
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $   (3,398)   $   (10,577)
Decrease (increase) in investments                 0         10,500
Decrease (increase) in accounts receivable      (285)             0
 Decrease (increase) in prepaid items
  and deposits                                    30         (1,996)
 Increase (decrease) in accounts
  payable and accrued liabilities            (34,730)        19,046
 Increase (decrease) in accrued salaries      45,000         45,000
 Increase (decrease) in accrued legal fees        74         19,079
                                         -----------   ------------
Net cash provided by (used in)
  operating activity                           6,691         81,052

INVESTING ACTIVITIES:
 Investment in mining resources             (467,244)      (418,715)
                                          -----------   ------------
 Net cash used in investing activities      (467,244)      (418,715)

FINANCING ACTIVITIES:
 Net borrowings                              401,542        205,165
 Common stock issued                          52,291        143,251
Net cash provided by (used in)            -----------   ------------
 financing activities                        453,833        348,416

Net increase (decrease) in cash
 and cash equivalents                         (6,720)        10,753
Cash - beg. of year                           28,004         39,081
                                          -----------   ------------
Cash - end of this period                 $   21,284    $    49,834
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the first quarterly periods ended June 30, 2003 and 2002:

1.   The following amounts of accrued interest expense were capitalized:
     $344,379 (2003) and $286,297 (2002).

2. There was no interest expense paid in cash for these quarterly periods in 2003 and 2002.

3. The Company paid no income taxes during the quarterly 2003 or 2002 periods.

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

Supplemental schedule of non-cash investing and financing activities during the first quarterly periods ended June 30:

1. The Company issued the following common shares for the values shown for services rendered:


                          Shares   Value
                          ------   -----
                    2003     0      $0
                    2002     0      $0


2.   Other non-cash items:


                                             2003       2002
                                             ----       ----
                    Accrued salaries      $45,000    $45,000
                    Accrued legal fees         74     19,079
                    Accrued director fees   4,400      4,400
                    Consulting fees         9,000      9,000
                                          -------    -------
                                          $58,474    $77,479


3. Non-cash equipment financing activities were none for 2003 and none for 2002.




The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2003

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 2003



(2)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

CONSOLIDATED STATEMENTS

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.
                                                 %
                                              Owner-   Charter/Joint Venture
                                                ship    Place         Date
                                               -----  -----------  ----------
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

ACCOUNTS RECEIVABLE

The accounts receivable primarily consists of the advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental and other charges included in the accounts payable due to Misanse.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" which presently complies with SFAS No. 128. As required by this standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of each fiscal period.

If on June 30, 2003, 440,000 option shares were added to the weighted number of shares which amount to 20,447,732 common shares issued and outstanding, then the total number of fully diluted shares amount to 20,887,732. The loss per share for this period ended June 30, 2003 is $.0002 cents per share. The same assumptions were used for the same 2003 fiscal period.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                June 30, 2003                         June 30, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $28,523,590              $28,523,590  $27,602,545             $27,602,545

Property,
Plant
and
Equip-
ment   6,535,214   2,252,143    4,283,071    6,380,868   2,252,143   4,128,725
     ----------- -----------  -----------  -----------  ---------- -----------
     $35,058,804 $ 2,252,143  $32,806,661  $33,983,413  $2,252,143 $31,731,270
     =========== ===========  ===========  ===========  ========== ===========

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations effective March 31, 2000 in view of the weak price of gold and the need to expand and rehabilitate these facilities, no depreciation has been recorded.

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

INVESTMENTS IN JOINT VENTURE

As of June 30, 2003, the Company's investments, including charges for interest expense to the Joint Venture, were $41,161,345 and three of the Company's subsidiaries' advances were $590,265 for a total of $41,751,610.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2003 and 2002, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                            2003             2002
                                            ----             ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87           $41,161,345      $37,678,244
The Company's initial investment
 in the Joint Venture                      3,508,180        3,508,180
Sanseb's investment in the Joint Venture   3,508,180        3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company            34,695,080       32,530,420
                                         -----------     ------------
Total:                                    82,872,785       77,225,024
Advances by the Company's three
 subsidiaries                                590,265          590,265
                                         -----------      -----------
Combined total investment                $83,463,050      $77,815,289
                                         ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New SSGM from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) which includes and extensively encompasses the existing SSGM. It is in the process of planning its exploration program.

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

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it paid the annual surface tax. Once issued, this Renewed SSGM will be pledged as collateral to the same parties that held the previous concession as collateral.

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

El Salvador Mineral Production Fees

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

                                                 06/30/03      06/30/02
                                                 --------      --------
Related Parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, Misanse lease, real
estate and all other assets owned by
the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)           $8,423,537    $7,121,251

Other

Short-term notes and accrued interest
(June 30, 2003, $96,307 and June 30,
2002, $424,093) issued to creditors
and other non related parties,
interest rates of varying  amounts, in
lieu of actual cash payments and
includes a mortgage on a certain
parcel of land pledged as collateral
located in El Salvador.                            231,307       762,039
                                                ----------    ----------

Total:                                          $8,654,844    $7,883,290
                                                ==========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 22 and one-quarter years, including vacation pay, for a total of $2,677,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2003:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $5,790,875. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of June 30, 2003, an aggregate of $858,210, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2003:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,191,235; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received options to purchase 250,000 common shares on or before July 2, 2003, at a price of $.25 per share. The terms of this transaction are no less favorable than those obtained from unrelated third parties. On June 24, 2003, GLSCO exercised its option right to purchase 250,000 restricted common shares at a price of $.25 per share.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $446,749 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $300,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.3 hours of legal services rendered from July 1980 through June 30, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $136,468 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2003                       2002
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance April 1  $40,181,015   $23,751,735   $36,729,924  $20,448,289
June 30 first quarter          980,330       833,146       948,320      808,097
                           -----------   -----------   -----------  -----------
Total Company advances      41,161,345    24,584,881    37,678,244   21,256,386
Advances by three of the
Company's subsidiaries         590,265             0       590,265            0
                           -----------   -----------   -----------  -----------
June 30 total net advances $41,751,610   $24,584,881   $38,268,509  $21,256,386
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 20,716,129 shares were issued and outstanding as of June 30, 2003. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2003 or 2002.

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

c.  STOCK OPTION ACTIVITY:

                                 06/30/03               03/31/03
                              ------------------     ----------------
                                        Weighted             Weighted
                              Option     Average     Option   Average
                              Shares      Price      Shares    Price
                              ------      -----      ------    -----
Outstanding, beg. yr.         960,000     $0.22      670,000   $0.22
Granted                             0       N/A      290,000   $0.19
Exercised                    (270,000)    $0.25*           0     N/A
Forfeited                     (60,000)    $0.25*           0     N/A
Expired                      (190,000)    $0.25*           0     N/A
                            ---------     -----    ----------  -----
Outstanding, end of period    440,000     $0.17      960,000   $0.21
                            =========     =====    ==========  =====

*Exercised, forfeited or expired price.

A summary of the outstanding stock options as of June 30, 2003, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          440,000        .9519 years              $0.17

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2003, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 51,597 shares were issued, and 1,448,403 shares remain to be issued as of June 30, 2003.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of June 30, 2003, 321,000 shares remained in the account.

(11)  CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------

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

(14) UNAUDITED FINANCIAL STATEMENTS
-----------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2003
                       PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the first quarterly period ended June 30, 2003 and 2002. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

ACCOUNTING POLICIES AND ESTIMATES
---------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The financial statements for the quarterly periods ended June 30, 2003 and 2002 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March 31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article
42. The DHM inspection was made, a bond was furnished, and the land surface fees were paid. The Company expects a 30-year exploitation concession/license to be issued.

NEW SSGM EXPLORATION CONCESSION/LICENSE (NEW SSGM) - APPROXIMATELY
40.7694 SQUARE KILOMETERS

On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The Company has made contact with some of the property owners and it expects to commence exploration in the following three formerly-operated mines: La Lola Mine, Santa Lucia Mine and the Tabanco Mine.

NUEVA ESPARTA EXPLORATION CONCESSION/LICENSE (NUEVA ESPARTA) - 45 SQUARE KILOMETERS

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This application is pending.

GOLD ORE RESERVES (06/30/03)

The Company's geologists have defined the following San Sebastian Gold Mine gold ore reserves:

                         Tons      Average Grade       Ounces
                         ----      -------------       ------
Virgin ore            14,404,096       0.081         1,166,732
Stope fill estimated   1,000,000       0.340           340,000
                      ----------                     ---------
  Totals              15,404,096                     1,506,732

The estimated recoverable ounces by processing through the San Cristobal Mill and Plant ranges from 85% to 95%; the recovery of gold from the heap-leaching operations should range from 60% to 70%.

PRECIOUS METAL MINING

The Joint Venture has produced gold from March 31, 1995 through December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on

February 23, 1993, and the SCMP operations were suspended as of March 31, 2000. During this period, the price of gold suffered a severe decline. The price of gold has gradually increased since January 2002.

Although while in operation the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the past 18 months, the price of gold has increased to a level to place the SCMP into a viable position.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

From April 1, 1995 through December 1999, the Joint Venture produced gold on a curbed basis primarily from processing the tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The exploration of the Montemayor Mine and the Modesto Mine has been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

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

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of ($3,398) or $.0002 cents per share. This compares to a net loss of $10,577 or $.0006 cents per share for the first quarterly period ended June 30, 2002.

There was no current or deferred provision for income taxes during this fiscal period ended June 30, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact as there were no operations. The Company does not anticipate that inflation will have a material impact on future operations during this fiscal year.

Interest expense in the sum of $334,584 was recorded by the Joint Venture during this fiscal period compared to $286,297 for the same period in 2002, and it was eliminated by reducing the interest income earned from the Joint Venture.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes or expenses these costs and will continue to do so until such time when it is in full production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture halted its SCMP operations (official suspension took place as of March 31, 2000) until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the facilities require a major overhaul. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

The Company estimates that it will need up to U.S. $16 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could reach 113,000 ounces of gold at the SSGM. The use of the $16,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $3,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has gradually increased since January 2002. However, the price of gold has been darkened by geopolitical tensions, recession fears, corporate malfeasance and reports of deflation. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers or other interested investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the SSGM gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. Thus far, the Company was unable to obtain sufficient funds to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation.

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

From September 1987 through June 30, 2003, the Company has advanced the sum of $41,161,345 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $41,751,610. This investment includes the charge of $24,584,881 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, all other related needs, and most recently, the exploration of the New SSGM.

EMPLOYEES
---------

As of June 30, 2003, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2003, the Company, and three of its subsidiaries, have advanced to the Joint Venture $41,751,610. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $24,584,881 through June 30, 2003. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador continues to exist and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold continues to increase since January 2002.

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

IMPACT OF INFLATION
-------------------

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

Gold ore reserves include proved reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The gold ore reserves are based on estimates prepared by internal or independent geology consultants. They are used to calculate depreciation, depletion and amortization (DD&A) and determine if any potential impairment exists related to the recorded value of the Company's gold ore reserves.

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

RECENTLY ISSUED ACCOUNTING DEVELOPMENTS
---------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $271 per ounce and $365 per ounce. The Company has not been engaged in any hedging contracts whatsoever.

FOREIGN CURRENCY
----------------

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures are in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's President, Treasurer, Chief Executive, Operating and Financial Officer and Executive Vice President and Secretary have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2003
                       PART II - FINANCIAL INFORMATION

Item 1.     Legal Proceedings

            None pending.

Item 2.     Changes in Securities

            Reference is made to the financial statements which explain the number of common shares and stock options issued during this three-month period ended June 30, 2003.

Item 3.     Default Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 19, 2003 relating to an annual meeting of shareholders to be held on October 17, 2003. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 14, 2003 for disclosure of the details.

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

                                COMMERCE GROUP CORP.
                                Registrant/Company

                                /s/ Edward L. Machulak
Date:  August 7, 2003           ______________________________________
                                Edward L. Machulak
                                President,  Chief Executive, Operating and
                                Financial Officer and Treasurer

                              CERTIFICATION
                        PURSUANT TO SECTION 302 OF
                      THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Machulak, President, Treasurer, Chief Executive, Operating and Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Commerce Group
     Corp.;

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

                                     /s/ Edward L. Machulak
Date:  August 7, 2003                _________________________________
                                     Edward L. Machulak
                                     President, Treasurer,
                                     Chief Executive, Operating and
                                     Financial Officer

                              CERTIFICATION
                        PURSUANT TO SECTION 302 OF
                      THE SARBANES-OXLEY ACT OF 2002

I, Edward A. Machulak, Executive Vice President and Secretary, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Commerce Group
     Corp.;

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

                                      /s/ Edward A. Machulak
Date:  August 7, 2003                 _________________________________
                                      Edward A. Machulak
                                      Executive Vice President,
                                      and Secretary