Form 10-Q
period 2003-09-30
COMMERCE GROUP CORP /WI/
filed 2003-11-13
CIK 109757

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September  30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,916,129 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2003.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

            FOR THE SECOND QUARTER ENDED SEPTEMBER  30, 2003

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

     Consolidated Balance Sheets                                       3
     Consolidated Statements of Operations                             4
     Consolidated Statements of Changes in Shareholders' Equity        5
     Consolidated Statements of Cash Flows                             6
     Notes to Unaudited Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                23
Item 3.  Quantitative and Qualitative Disclosures About Market Risk   31
Item 4.  Controls and Procedures                                      31

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           33
Item 2.  Changes in Securities                                       33
Item 3.  Default Upon Senior Securities                              33
Item 4.  Submission of Matters to a Vote of Security Holders         33
Item 5.  Other Information                                           33
Item 6.  Exhibits and Reports on Form 8-K                            34
Exhibit Index                                                        34
Registrant's Signature Page                                          39
Ex-31.1  Certification of CEO/CFO pursuant to Section 302            56
Ex-31.2  Certification of Exec. V.P./Secretary pursuant to
         Section 302                                                 57
Ex-32.1  Certification of CEO/CFO pursuant to Section 906            58
Ex-32.2  Certification of Exec. V.P./Secretary pursuant
         to Section 906                                              59

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Balance Sheets (Unaudited)


                                            Sept. 30, 2003  March 31, 2003
                                            --------------  --------------
                                ASSETS
                                ------
Current assets
 Cash                                        $    37,003     $    28,004
 Investments                                     184,698         194,578
 Accounts receivable                             608,497         608,212
 Inventories                                      39,562          39,562
 Prepaid items and deposits                       96,888          41,901
                                             -----------     -----------
  Total current assets                           966,648         912,257

 Real estate (Note 7)                                  0          23,336
 Property, plant and equipment, net (Note 5)   4,285,438       4,280,912
 Mining resources investment                  29,008,711      28,035,169
                                             -----------     -----------
  Total assets                               $34,260,797     $33,251,674
                                             ===========     ===========
                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                            $   483,112     $   454,719
 Notes and accrued interest payable
  to related parties  (Notes 8 & 9)            8,804,890       8,027,380
 Notes and accrued interest payable
  to others (Note 8)                             236,750         225,922
 Accrued salaries                              2,762,415       2,672,415
 Accrued legal fees                              327,015         326,941
 Other accrued expenses                          634,508         621,719
                                             -----------     -----------
  Total liabilities                           13,248,690      12,329,096

Commitments and contingencies
 (Notes 4, 6, 7, 8, 9, 10, 12 & 13)

                         SHAREHOLDERS' EQUITY
                         --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2003-none; 2002-none (Note 12)                        0               0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares; (Note 12)
 Issued and outstanding:
 09/30/2003-20,916,129 (Note 12)               2,091,613
 03/31/2003-20,407,429 (Note 12)                               2,040,743
Capital in excess of par value                19,042,833      18,997,412
Retained earnings (deficit)                     (122,339)       (115,577)
                                             -----------     -----------
 Total shareholders' equity                   21,012,107      20,922,578
                                             -----------     -----------
 Total liabilities and shareholders' equity  $34,260,797     $33,251,674
                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
           For the Six Months Ended September 30 (Unaudited)


                              Three Months Ended
                                 Second Quarter         Six Months Ended
                              09/30/03    09/30/02    09/30/03    09/30/02
                              --------    --------    --------    --------
Revenues:                   $        0  $        0  $        0  $        0

Expenses:
 General and administrative      3,364       9,264       6,762      19,841
                            ----------- ----------- ----------- -----------
  Total expenses                 3,364       9,264       6,762      19,841

Net profit (loss)               (3,364)     (9,264)     (6,762)    (19,841)
 Credit (charges) for
  income taxes                       0           0           0           0
                            ----------- ----------- ----------- -----------
Net income (loss) after
 income tax
 credit (charge)            $   (3,364) $   (9,264) $   (6,762) $  (19,841)
                            =========== =========== =========== ===========

Net income (loss) per share
 (Note 4) basic             $   (.0002) $   (.0005) $   (.0003) $   (.0011)
                            =========== =========== =========== ===========

Net income (loss) per share
 (Note 4) diluted           $   (.0002) $   (.0005) $   (.0003) $   (.0010)
                            =========== =========== =========== ===========

Weighted av. common shares
 outstanding (Note 4)       20,628,566  18,369,259  20,628,566  18,369,259
                            =========== =========== =========== ===========

Weighted av. diluted
 common shares (Note 4)     21,068,566  19,329,259  21,068,566  19,329,259
                            =========== =========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        Consolidated Statements of Changes in Shareholders' Equity
          Through the Period Ended September  30, 2003 (Unaudited)



                                           Common Stock
                          ----------------------------------------------

                                                  Capital in   Retained
                          Number of               Excess of    Earnings
                           Shares     Par Value   Par Value    (Deficit)
                         ----------  ----------  -----------  ----------
Balances March 31, 2001  15,794,008  $1,579,401  $18,760,849  $ (36,520)

Net income (loss) for
 FY March 31, 2002                                              (43,171)

Common shares issued:
 Dir./off./employee/
  services comp.          1,154,000     115,400        5,260
 Payment of debt            250,000      25,000       12,500
 Cash                       270,000      27,000       13,500
                         ----------  ----------  -----------  ----------
Balances March 31, 2002  17,468,008  $1,746,801  $18,792,109  $ (79,691)

Net income (loss) for
 FY March 31, 2003                                              (35,886)

Common shares issued:
 Dir./off./employee/
  services comp.            693,221      69,322       85,848
 Payment of debt          1,435,200     143,520       85,805
 Cash                       811,000      81,100       33,650
                         ----------  ----------  -----------  ----------
Balances March 31, 2003  20,407,429  $2,040,743  $18,997,412  $(115,577)

Net income (loss) for
 second quarter ended
 September  30, 2003                                             (6,762)

Common shares issued:
 Payment of debt/option
  exercise                  250,000      25,000       37,500
 Cash                       224,000      24,400       29,640
 Share loans                 14,700       1,470        1,617
 Reduce asset account             0           0      (23,336)
                         ----------  ----------  -----------  ----------
Balances
 September 30, 2003      20,916,129  $2,091,613  $19,042,833  $(122,339)
                         ==========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Cash Flows
            For the Six Months Ended September 30 (Unaudited)

                                                   2003         2002
                                                   ----         ----
OPERATING ACTIVITIES:
 Net income (loss)                             $  (6,762)   $ (19,841)
                                               ----------   ----------
ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO
 NET CASH USED IN
 OPERATING ACTIVITIES:
Changes in assets and liabilities
 Increase (decrease) in accounts receivable         (285)
 Decrease (increase) in investments                9,880       11,450
 Decrease (increase) in prepaid
  items and deposits                             (54,987)     (16,685)
 Increase (decrease) in accounts
  payable and accrued liabilities                 32,382       31,993
 Increase (decrease) in director fees              8,800        8,800
 Increase (decrease) in accrued salaries          90,000       90,000
 Increase (decrease) in accrued legal fees            74       19,079
                                               ----------   ----------
 Total adjustments                                85,864      144,637
                                               ----------   ----------
 Net cash provided by (used in)
  operating activity                              79,102      124,796

INVESTING ACTIVITIES:
 Investment in mining resources                 (954,732)    (858,039)
                                               ----------   ----------
 Net cash used in investing activities          (954,732)    (858,039)

FINANCING ACTIVITIES
 Net borrowings                                  788,338      537,019
 Common stock issued                              96,291      204,001
                                               ----------   ----------
Net cash provided by (used in)
 financing activities                            884,629      741,020

Net increase (decrease) in cash
 and cash equivalents                              8,999        7,777
Cash - beg. of year                               28,004       39,081
                                               ----------   ----------
Cash - end of fiscal period                    $  37,003    $  46,858
                                               ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       Consolidated Statements of Cash Flows, continued (Unaudited)

    Supplemental disclosures of cash information for the six months:


                                                 Six Months Ended
A.  Cash information                    September 2003     September 2002
                                        --------------     --------------
    1.  Accrued interest capitalized       $697,196           $585,425
    2.  Interest expense paid in cash        None               None
    3.  Income taxes paid                    None               None

B.  Non cash inventory and financing
    1.  Common stock issued for services     None               None
    2.  Accruals:  salaries, legal
        and director fees                  $116,874           $117,879
    3.  Equipment lease or purchases         None               None

C.  Other supplemental disclosures

    1. Investments consist of securities held by Commerce for the Commerce Group Corp. Benefit Account, which are stated at cost. Also included are the precious stones and jewelry inventory stated at cost.

    2. The accounts receivable consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances will be an offset for the Misanse rental charges that are included in the accounts payable.

    3. Inventory consists of consumable items used in processing gold ore, which are stated at the average cost.

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         Notes to the Unaudited Consolidated Financial Statements
                           September  30, 2003


(1)  BASIS OF PRESENTATION
--------------------------

During interim periods, Commerce Group Corp. and its subsidiaries (collectively "Commerce," the "Company" and/or "Registrant") follow the accounting policies set forth in Commerce's Annual Report to Shareholders and in Commerce's Report on Form 10-K filed with the U.S. Securities and Exchange Commission, except as modified for appropriate interim financial statement presentation. These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Commerce's Annual Report filed with the U.S. Securities and Exchange Commission on Form 10-K for its fiscal year ended March 31, 2003. These interim results are not necessarily indicative of the results that may be achieved in the future.

(2)  MANAGEMENT ESTIMATES AND ASSUMPTIONS
-----------------------------------------

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

(3)  NEW ACCOUNTING STANDARDS
-----------------------------

The Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability will be recorded as a separate operating expense, when applicable, in the Company's Statement of Operations.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") to provide, amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 has been adopted by the Company and will be applied prospectively for contracts, if any, entered into or modified after June 30, 2003. The adoption of this statement, as of this date, has not had a material effect on Commerce's consolidated financial position or results of operations as the Company has not entered into any transactions of this type.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material effect on the Company's consolidated financial position or results of operations.

The Emerging Issues Task Force is in the process of forming a committee to evaluate certain mining industry accounting issues, including issues arising from the implementation of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 to business combinations within the mining industry and accounting for goodwill and other intangibles. Although such committee has not yet been formed, and no formal agenda has been set, the issues related to the business combinations within the mining industry and accounting for goodwill and other intangibles may be addressed along with the related question of whether mineral interests conveyed by leases and/or concessions represent tangible or intangible assets and the amortization of such assets. While the Company believes that its accounting for its mineral interests conveyed by leases and/or concessions is in accordance with generally accepted accounting principles, the Company cannot predict whether the deliberations of this committee will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from its current practices.

(4)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

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

ACCOUNTS RECEIVABLE

The accounts receivable consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental and other charges that are included in the accounts payable due to Misanse.

INVENTORY

Inventory consists of consumable supplies used in the processing of gold ore and is stated at the average cost.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company officially suspended its gold processing operations as of Marc h 31, 2000, it also ceased to depreciate its fixed assets.

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

INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries (See Note 11). The Joint Venture files a U.S. partnership return.

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

If on September 30, 2003, 440,000 option shares were added to the weighted number of shares which amount to 20,628,566 common shares issued and outstanding, then the total number of fully diluted shares amount to 21,068,566. The loss per share for this period ended September 30, 2003 is $.0003 cents per share. The same assumptions were used for the same period ended September 30, 2002.

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

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

             September 30, 2003                    September 30, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $29,008,711              $29,008,711  $28,038,046             $28,038,046

Property,
Plant
and
Equip-
ment   6,537,581   2,252,143    4,285,438    6,384,689   2,252,143   4,132,546
     ----------- -----------  -----------  -----------  ---------- -----------
     $35,546,292 $ 2,252,143  $33,294,149  $34,422,735  $2,252,143 $32,170,592
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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable), estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property , plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

(6) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")
---------------------------------------------------

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

Any agreements signed by the Company for the benefit of the Joint Venture create obligations binding upon the Joint Venture.

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

INVESTMENTS IN JOINT VENTURE

As of September 30, 2003, the Company's investments, including charges for interest expense to the Joint Venture, were $42,164,248 and three of the Company's subsidiaries' advances were $590,265 for a total of $42,754,513.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2003 and 2002, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                  2003          2002
                                                  ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87                $42,164,248   $38,670,261
The Company's initial investment
 in the Joint Venture                           3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 35,244,522    33,087,027
                                              -----------  ------------
Total:                                         84,425,130    78,773,648
Advances by the Company's three subsidiaries      590,265       590,265
                                              -----------   -----------
Combined total investment                     $85,015,395   $79,363,913
                                              ===========   ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) and on August 29, 2003, it received the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines
(DHM). It is in the process of planning its exploration program and it is attempting to raise funds for the production of gold.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and directors at a shareholders' meeting and thereafter at a directors meeting both held on January 12, 2003. The renewed lease is for a period to coincide with the term of its Renewed SSGM, which it received on August 29, 2003 from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 9).

MINERAL CONCESSIONS/LICENSES

Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed
SSGM) - approximately 1.2306 square kilometers, Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On
August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

New SSGM Exploration Concession/License (New SSGM) - approximately
40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for an additional two two-year periods, or for a combined total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM.

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

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The basic annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments. The Company has met with the Corsain officials and submitted a written request to extend the lease for a period of three to five years as the existing lease expires on November 11, 2003.

MODESTO MINE

REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Note 9.

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

(7)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador, which lease was renewed on January 2003 for a period of time to coincide with the terms included in the Renewed SSGM. Other
real estate ownership or leases in El Salvador are as follows:   the
Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it leases approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(8)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                            09/30/03     09/30/02
                                            --------     --------
Related Parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, Misanse lease, the
Renewed SSGM issued on August 18,
2003, the New SSGM issued on February
24, 2003, gold ore reserves, real
estate and all other assets owned by
the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 9)     $8,804,890   $7,445,231

Other

Short-term notes and accrued interest
(September  30, 2003, $101,750 and
September  30, 2002, $431,966) issued
to creditors and other non related
parties, interest rates of varying
amounts, in lieu of actual cash
payments and includes a mortgage on a
certain parcel of land pledged as
collateral located in El Salvador.           236,750      769,913
                                          ----------   ----------
                           Total:         $9,041,640   $8,215,144
                                          ==========   ==========

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 22 and one-half years, including vacation pay, for a total of $2,719,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2003:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,051,750. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed, as of September 30, 2003, an aggregate of $893,288, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did
                                   17
not borrow any common shares during this fiscal period. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2003:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,252,796; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $465,009 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $309,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through June 30, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $142,046 which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2003                       2002
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance April 1  $40,181,015   $23,751,735   $36,729,924  $20,448,289
September 30 six months      1,983,233     1,695,979     1,940,337    1,646,182
                           -----------   -----------   -----------  -----------
Total Company advances      42,164,248    25,447,714    38,670,261   22,094,471
Advances by three of the
Company's subsidiaries         590,265             0       590,265            0
                           -----------   -----------   -----------  -----------
September 30 total
 net advances              $42,754,513   $25,447,714   $39,260,526  $22,094,471
                           ===========   ===========   ===========  ===========

(10)  COMMITMENTS
-----------------

Reference is made to Notes 4, 6, 7, 8, 9, 12 and 14.

(11)  INCOME TAXES
------------------

At March 31, 2003, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $5,063,150 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2018.

(12)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 20,916,129 shares were issued and outstanding as of September 30, 2003. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

There were no preferred shares issued and outstanding for the periods ending September 30, 2003 or 2002.

c.  STOCK OPTION ACTIVITY:

                                   09/30/03              03/31/03
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
                            =========     =====    ==========  =====

*Exercised, forfeited or expired price.

A summary of the outstanding stock options as of September 30, 2003, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          440,000        .6998 years              $0.17

During this fiscal year, there were no options issued to any Director, Officer, or employee.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2003, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 51,597 shares were issued, and 1,448,403 shares remain to be issued as of September 30, 2003.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of September 30, 2003, 275,000 shares remained in the account.

(13)  CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------

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

(14) CONTINGENCIES
------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q - SEPTEMBER  30, 2003
                     PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, availability of financing, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factor s are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the second quarterly period ended September 30, 2003 and 2002. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The Company has no source of securing revenue; it only anticipates that any future recurring revenue would only occur after it commences gold production at its San Sebastian Gold Mine.

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

The financial statements for the quarterly periods ended September 30, 2003 and 2002 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March 31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article
42. The DHM inspection was made, a bond was furnished, and the land surface fees were paid. On August 29, 2003, the Office of the El Salvadoran Minister of Economy formally presented the Company with a twenty-year Renewed SSGM dated August 18, 2003.

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

GOLD ORE RESERVES (09/30/03)

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

PRECIOUS METAL MINING

The Joint Venture has produced gold from March 31, 1995 through December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on

February 23, 1993, and the SCMP operations were officially suspended as of March 31, 2000. During this period, the price of gold suffered a severe decline. The price of gold has gradually increased since January 2002.

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

RESULTS OF OPERATION FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002
--------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of ($6,762) or $.0003 cents per share. This compares to a net loss of $19,841 or $.0011 cents per share during this fiscal period ended September 30, 2002.

There was no current or deferred provision for income taxes during this fiscal period ended September 30, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact as there were no operations. The Company does not anticipate that inflation will have a material impact on future operations during this fiscal year.

Interest expense in the sum of $697,196 was recorded by the Joint Venture during this fiscal period compared to $585,425 for the same period in 2002, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture halted its SCMP operations (official suspension took place as of March 31, 2000) until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the facilities require a major overhaul. The low price of gold did not provide an adequate cash reserve for these needs. Additional equipment to expand the production capacity has to be purchased, delivered and installed.

The Company plans to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than
0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation, which includes the completion of the erection of the crushing system.

Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could reach 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows:
$8,000,000 for mining equipment and the completion of erecting a crushing system; $4,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has gradually increased since January 2002. However, the price of gold has increased because of geopolitical tensions, recession fears, corporate malfeasance and reports of deflation. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the SSGM gold reserves are positive. The Company believes that the invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. Thus far, the Company was unable to obtain sufficient funds at a reasonable cost to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation.

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

From September 1987 through September 30, 2003, the Company has advanced the sum of $42,164,248 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $42,754,513. This investment includes the charge of $25,447,714 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, all other related needs, and most recently, the exploration of the New SSGM.

EMPLOYEES
---------

As of September 30, 2003, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2003, the Company, and three of its subsidiaries, have advanced to the Joint Venture $42,754,513. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $25,447,714 through September 30, 2003. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador continues to exist and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold continues to increase since January 2002, and has reached its seven year high. At this time forecasters are predicting the price of gold to exceed $400 an ounce because the gold's positive long-term fundamentals remain intact.

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

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. With these permits in hand, the Company, on November 5, 2002, filed an application to receive an exploitation concession on August 29, 2003 (dated August 18, 2003) for the Renewed SSGM for a period of 20 years.

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

RECENTLY ISSUED ACCOUNTING DEVELOPMENTS
---------------------------------------

Reference is made to Note 3 in the financial statements included with this report and the section "Recently Issued Accounting Developments," included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" reported in the Company's first quarter S.E.C. Form 10-Q filing for the period ended June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

As of September 30, 2003, there have been no material changes in market risks as were disclosed in the S.E.C. Form 10-K for the Company's fiscal year ended March 31, 2003, and in the S.E.C. Form 10-Q for the first quarter ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's President, Treasurer, Chief Executive Officer and Chief Financial Officer and Executive Vice President and Secretary have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - SEPTEMBER  30, 2003
                     PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 17, 2003, the Company held its annual meeting of shareholders. From the 20,716,129 issued and outstanding common shares entitled to vote, 18,789,717 (90.701%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following three proposals at this meeting:

          Proposal I was for the election of two Class II Directors of the Company. Edward A. Machulak (President's son) has been elected as a Class II Director, whose term expires at the annual shareholders' meeting to be held in 2006; and John H. Curry has been elected as a Class II Director, whose term expires at the annual shareholders' meeting to be held in the year of 2006 and/or until such time as their successors shall be elected and qualified. From the 20,716,129 shares voting at the meeting, the proposal electing Edward A. Machulak as a Class II Director passed with votes of 18,738,177 (90.452%) in favor; 51,540 votes withheld authority, and the proposal electing John H. Curry as a Class II Director passed with votes of 18,740,795 (90.465%) in favor; 48,922 votes withheld authority.

          The following individuals continued in their capacity as Directors of the Company subsequent to the annual shareholders' meeting: Edward L. Machulak, Class I Director, whose term expires at the annual shareholders' meeting to be held in 2005 and Sidney Sodos, Class III Director, whose term expires at the annual meeting to be held in 2006.

          Proposal II was to approve the appointment of Bruce Michael Redlin, C.P.A., LLC as the Company's independent public accountant for its fiscal year ended March 31, 2004 and to authorize the Directors to fix the remuneration to be paid to the auditing firm. The proposal passed with 18,730,200 (90.414%) votes in favor; 11,438 votes were against the proposal, and 48,079 votes abstained.

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.   Other Information

          None.

Item 6(a).   Exhibits and Reports on Form 8-K

             Exhibits, as required by Item 601 of Regulation S-K are listed on pages 34 to 39. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).   Form 8-K

             A Form 8-K was filed on September 3, 2003 to report that the Company was issued a 20-year extension of its exploitation concession/license to process its gold and silver ore at its San Sebastian Gold Mine. This right was issued by the El Salvador Minister of Economy on August 18, 2003 and formally presented to the Company on August 29, 2003.

Exhibit Index

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   3           Articles of Incorporation and By-laws

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

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   4.2 Three-Year Stock Option Agreement dated March 13, 2001, and expiring on March 13, 2004, to purchase 50,000 common shares at $.15 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2001.)

   4.3 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 80,000 common shares at $.25 per share. Stock options were exercised for the purchase of 20,000 shares on June 28, 2003; stock options for the balance of 60,000 shares were forfeited. (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended March 31, 2002.)

   4.4 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 100,000 common shares at $.25 per share. These stock options expired and the right to purchase the common shares were automatically forfeited. (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the year ended March 31, 2002.)

   4.5 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 250,000 common shares at $.25 per share. These stock options were exercised on June 24, 2003. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K for the year ended March 31, 2002.)

   4.6 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 70,000 common shares at $.25 per share. These stock options expired and the right to purchase the common shares were automatically forfeited. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K for the year ended March 31, 2002.)

   4.7 Two-Year Stock Option Agreement dated July 2, 2001, and expiring on July 2, 2003, to purchase 20,000 common shares at $.25 per share. These stock options expired and the right to purchase the common shares were automatically forfeited. (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-K for the year ended March 31, 2002.)

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


    4.10 Two-Year Stock Option Agreement dated August 21, 2002, and expiring on August 21, 2004, to purchase 40,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2003.)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

    4.11 Two-Year Stock Option Agreement dated September 20, 2002, and expiring on September 20, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended March 31, 2003.)

    4.12 Two-Year Stock Option Agreement dated September 25, 2002, and expiring on September 25, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended March 31, 2003.)


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

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

   10.15 Lease Agreement executed on January 14, 2003 by and between the Company and Mineral San Sebastian S.A. de C.V. This Lease Agreement is extendible for one or more equal periods. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q/A for the quarterly period ended December 31, 2002.)

   10.16* New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of 40.77 square kilometers officially received on March 3, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on March 5, 2003.)

   10.17* Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended March 31, 1988.) This Concession Agreement Assignment was cancelled and replaced with the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) on August 18, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on September 3, 2003.)

   11          Schedule of Computation of Net Income Per Share
               (Incorporated by reference to Exhibit 11 of the Company's Form 10-K for the year ended March 31, 2003.)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   23.1        Consent of Independent Certified Public Accountant
               (Incorporated by reference to Exhibit 23.1 of the Company's Form 10-K for the year ended March 31, 2003.)

   31          Rule 13(a)-14(a)/15d-14(a) Certifications

   31.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of Executive Vice President and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Section 1350 Certifications

   32.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2* Certification of Executive Vice President and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

   99.0        Additional Exhibits

   99.1 Confirmation agreement, General Lumber & Supply Co., Inc., May 12, 2003. (Incorporated by reference to Exhibit 99.1 of the Company's Form 10-K for the year ended March 31, 2003.)

   99.2        Confirmation Agreement, Edward L. Machulak, May 12, 2003.
               (Incorporated by reference to Exhibit 99.2 of the Company's Form 10-K for the year ended March 31, 2003.)

   99.3 Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, May 12, 2003. (Incorporated by reference to Exhibit 99.3 of the Company's Form 10-K for the year ended March 31, 2003.)

   99.4 Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 12, 2003. Incorporated by reference to Exhibit 99.4 of the Company's Form 10-K for the year ended March 31, 2003.)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   99.5 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933, as amended and declared effective June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 10, 2002.) 1,448,403 shares remain to be issued as of September 30, 2003.

   99.6 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  November 11, 2003       ______________________________________
                               Edward L. Machulak
                               President, Chief Executive Officer,
                               Chief Financial Officer and Treasurer