Form 10-Q
period 2003-12-31
COMMERCE GROUP CORP /WI/
filed 2004-02-04
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 2003

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,992,379 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2003.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

                FOR THE THIRD QUARTER ENDED DECEMBER 31, 2003

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

         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         4
         Consolidated Statements of Changes in Shareholders' Equity    5
         Consolidated Statements of Cash Flows                         6
         Notes to Unaudited Consolidated Financial Statements          8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                23
Item 3.  Quantitative and Qualitative Disclosures About Market Risk   31
Item 4.  Controls and Procedures                                      32

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            33
Item 2.  Changes in Securities                                        33
Item 3.  Default Upon Senior Securities                               33
Item 4.  Submission of Matters to a Vote of Security Holders          33
Item 5.  Other Information                                            33
Item 6.  Exhibits and Reports on Form 8-K                             33
Exhibit Index                                                         33
Registrant's Signature Page                                           38
Ex-31.1 Certification of CEO/CFO pursuant to Section 302              39
Ex-31.2 Certification of Exec. V.P./Secretary pursuant to Section 302 40
Ex-32.1 Certification of CEO/CFO pursuant to Section 906              41
Ex-32.2 Certification of Exec. V.P./Secretary pursuant to Section 906 42

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                         Dec. 31, 2003     March 31, 2003
                                         -------------     --------------

                                  ASSETS
                                  ------

Current assets
 Cash                                      $    45,695        $    28,004
 Investments                                   215,698            194,578
 Accounts receivable                           608,497            608,212
 Inventories                                    39,562             39,562
 Prepaid items and deposits                     96,198             41,901
                                           -----------        -----------
  Total current assets                       1,005,650            912,257

Real estate (Note 7)                                 0             23,336
Property, plant and equipment, net (Note 5)  4,286,772          4,280,912
Mining resources investment                 29,512,743         28,035,169
                                           -----------        -----------
  Total assets                             $34,805,165        $33,251,674
                                           ===========        ===========

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                          $   486,939        $   454,719
 Notes and accrued interest payable to
  related parties  (Notes 8 & 9)             9,015,265          8,027,380
 Notes and accrued interest payable to
  others (Note 8)                              242,194            225,922
 Accrued salaries                            2,808,915          2,672,415
 Accrued legal fees                            327,015            326,941
 Other accrued expenses                        646,747            621,719
                                           -----------        -----------
  Total liabilities                         13,527,075         12,329,096

Commitments and contingencies (Notes 4, 6, 7, 8, 9, 10, 12, 13 & 14)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2003-none; 2002-none (Note 12)                      0                  0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares; (Note 12)
 Issued and outstanding:
 12/31/2003-21,992,379 (Note 12)             2,199,238
 03/31/2003-20,407,429 (Note 12)                                2,040,743
Capital in excess of par value              19,204,830         18,997,412
Retained earnings (deficit)                   (125,978)          (115,577)
                                           -----------        -----------
  Total shareholders' equity                21,278,090         20,922,578
                                           -----------        -----------
  Total liabilities and shareholders'
   equity                                  $34,805,165        $33,251,674
                                           ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31 (UNAUDITED)

                           Three Months Ended       Nine Months Ended
                          12/31/03    12/31/02    12/31/03    12/31/02
                          --------    --------    --------    --------

Revenues                 $       0   $       0   $       0   $       0

Expenses:
 General and
  administrative
  expense                    3,639       9,546      10,401      29,386
                         ----------  ----------  ----------   ---------
   Total expenses            3,639       9,546      10,401      29,386

Net profit (loss)           (3,639)     (9,546)    (10,401)    (29,386)
 Credit (charges)
  for income taxes               0           0           0           0
                         ----------  ----------  ----------   ---------
Net income (loss)
 after income tax
 credit (charge)         $  (3,639)  $  (9,546)  $ (10,401)  $ (29,386)
                         ==========  ==========  ==========  ==========

Net income (loss)
 per share (Note 2)
 basic                   $  (.0002)  $  (.0005)  $  (.0005)  $  (.0016)
                         ==========  ==========  ==========  ==========

Net income (loss)
 per share (Note 2)
 diluted                 $  (.0002)  $  (.0005)  $  (.0005)  $  (.0015)
                         ==========  ==========  ==========  ==========

Weighted av. common
 basic shares (Note 2)   20,790,950  18,612,959  20,790,950  18,612,959
                         ==========  ==========  ==========  ==========

Weighted av. diluted
 common shares (Note 2)  21,230,950  19,572,959  21,230,950  19,572,959
                         ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THROUGH THE PERIOD ENDED DECEMBER 31, 2003 (UNAUDITED)


                                       Common Stock
                            -----------------------------------
                                                    Capital in   Retained
                            Number of               Excess of    Earnings
                             Shares    Par Value    Par Value    (Deficit)
                           ----------  ----------  -----------  ----------

Balances March 31, 2001    15,794,008  $1,579,401  $18,760,849  $ (36,520)

Net income (loss) for
 FY March 31, 2002                                                (43,171)

Common shares issued:
 Dir./off./employee/
  services comp.            1,154,000     115,400        5,260
 Payment of debt              250,000      25,000       12,500
 Cash                         270,000      27,000       13,500
                           ----------  ----------  -----------  ----------
Balances March 31, 2002    17,468,008  $1,746,801  $18,792,109  $ (79,691)

Net income (loss) for
 FY March 31, 2003                                                (35,886)

Common shares issued:
 Dir./off./employee/
  services comp.              693,221      69,322       85,848
 Payment of debt            1,435,200     143,520       85,805
 Cash                         811,000      81,100       33,650
                           ----------  ----------  -----------  ----------
Balances March 31, 2003    20,407,429  $2,040,743  $18,997,412  $(115,577)

Net income (loss) for
 third quarter ended
 December 31, 2003                                                (10,401)

Common shares issued:
 Payment of debt/
  option exercise             913,600      91,360      137,040
 Cash                         420,000      42,000       56,600
 Share loans                   14,700       1,470        1,617
 Employee benefit
  account                     200,000      20,000       30,000
 Services                      36,650       3,665        5,497
 Reduce asset account               0           0      (23,336)
                           ----------  ----------  -----------  ----------
Balances December 31, 2003 21,992,379  $2,199,238  $19,204,830  $(125,978)
                           ==========  ==========  ===========  ==========
The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED (UNAUDITED)



                                                 12/31/03        12/31/02
                                                 --------        --------
OPERATING ACTIVITIES:
 Net income (loss)                            $   (10,401)   $    (29,386)
                                              ------------   -------------
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase) in account receivables          (285)          (300)
 Decrease (increase) in investments               (21,120)        22,851
 Decrease (increase) in prepaid items and
   deposits                                       (54,297)       (16,781)
 Increase (decrease) in accounts payable and
  accrued liabilities                              57,248         74,580
 Increase (decrease) in accrued salaries          136,500        135,000
 Increase (decrease) in accrued legal fees             74         19,079
                                              ------------   -------------
 Total adjustments                                118,120        234,429
                                              ------------   -------------
 Net cash provided by (used in)
  operating activity                              107,719        205,043

INVESTING ACTIVITIES:
 Investment in mining resources                (1,460,098)    (1,314,488)

FINANCING ACTIVITIES:
 Net borrowings                                 1,004,157        904,733
 Common stock issued                              365,913        204,000
                                              ------------   -------------
Net cash provided by (used in) financing
 activities                                     1,370,070      1,108,733

Net increase (decrease) in cash and cash
 equivalents                                       17,691           (712)
Cash - beg. of year                                28,004         39,081
                                              ------------   -------------
Cash - end of fiscal period                   $    45,695    $    38,369
                                              ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       Consolidated Statements of Cash Flows, continued (Unaudited)

Supplemental disclosures of cash information:

                                                Nine Months Ended
A.  Cash information                     December 2003   December 2002
                                         -------------   -------------
    1.  Accrued interest capitalized       $1,062,801      $896,089
    2.  Interest expense paid in cash         None           None
    3.  Income taxes paid                     None           None

B.  Non cash inventory and financing
    1.  Common stock issued for services     $9,162          None
    2.  Accruals:  salaries, legal and
         director fees                      $177,974       $186,879
    3.  Equipment lease or purchases          None           None

C.  Other supplemental disclosures

    1. Investments consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost. Also included are the precious stones and jewelry inventory stated at cost.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2003



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company officially suspended its gold processing operations as of March 31, 2000, it also ceased to depreciate its fixed assets.

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

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

If on December 31, 2003, 440,000 option shares were added to the weighted number of shares which amount to 20,790,950 common shares issued and outstanding, then the total number of fully diluted shares amount to 21,230,950. The basic and the diluted loss per share for this period ended December 31, 2003 is $.0005 cents per share. The same assumptions were used for the same period ended December 31, 2002.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003

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

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


             December 31, 2003                    December 31, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $29,512,743              $29,512,743  $28,491,486             $28,491,486

Property,
Plant
and
Equip-
ment   6,538,915   2,252,143    4,286,772    6,387,699   2,252,143   4,135,556
     ----------- -----------  -----------  -----------  ---------- -----------
     $36,051,658 $ 2,252,143  $33,799,515  $34,879,185  $2,252,143 $32,627,042
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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable, estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

INVESTMENTS IN JOINT VENTURE

As of December 31, 2003, the Company's investments, including charges for interest expense to the Joint Venture, were $43,200,908 and three of the Company's subsidiaries' advances were $590,265 for a total of $43,791,173.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During this fiscal period, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2003 and 2002, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                           2003             2002
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $43,200,908      $39,662,986
The Company's initial
 investment in the Joint Venture      3,508,180        3,508,180
Sanseb's investment in the
 Joint Venture                        3,508,180        3,508,180
Sanseb's investment in the
 mining projects and amount due
 to the Company                      35,802,664       33,638,949
                                    -----------      -----------
Total:                               86,019,932       80,318,295
Advances by the Company's three
 subsidiaries                           590,265          590,265
                                    -----------      -----------
Combined total investment           $86,610,197      $80,908,560
                                    ===========      ===========

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) and on August 29, 2003, it received the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines
(DHM). It is performing an exploration program and it is attempting to raise funds for the production of gold.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and directors at a shareholders' meeting and thereafter at a directors' meeting both held on January 12, 2003. The renewed lease is for a period to coincide with the term of its Renewed SSGM, which it received on August 29, 2003 from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note
9).

MINERAL CONCESSIONS/LICENSES

Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed
SSGM) - approximately 1.2306 square kilometers, Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40,

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003

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

New SSGM Exploration Concession/License (New SSGM) - approximately
40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for an additional two two-year periods, or for a combined total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM and are being explored.

Nueva Esparta Exploration Concession/License (Nueva Esparta) - 45 square kilometers

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.
Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. The application was denied and presently is being appealed by the Company.

El Salvador Mineral Production Fees

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploration more economical. The principal change is that the fee has been reduced to two percent of the gross gold and silver receipts. The Company, in compliance with the new law, has, or it plans to file applications for all of the mining concessions in which it has an interest.

SCMP LAND AND BUILDING LEASE

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The basic annual lease payment is U.S. $11,500 (payable in El Salvador colones at the then current rate of exchange), payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit is subject to increases based on any United States' inflationary rate adjustments. The Company has met with the Corsain officials and submitted a written request to extend the lease for a period of three to five years as the existing lease expired on November 11, 2003. Corsain is in the process of extending the lease.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


MODESTO MINE

REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Note 9.

SAN FELIPE-EL POTOSI MINE ("POTOSI")

REAL ESTATE LEASE AGREEMENT

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years; it has an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


(8)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------        12/31/03     12/31/02
                                               --------     --------
Related Parties

Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using  the
undeveloped land, Misanse lease, the
Renewed SSGM issued on August 18,
2003, the New SSGM issued on February
24, 2003, gold ore reserves, real
estate and all other assets owned by
the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 9)         $9,015,265   $7,807,502

Other

Short-term notes and accrued interest
(December 31, 2003, $107,194 and
December 31, 2002, $437,410) issued to
creditors and other non related
parties, interest rates of varying
amounts, in lieu of actual cash
payments and includes a mortgage on a
certain parcel of land pledged as
collateral located in El Salvador.               242,194      775,356
                                              ----------   ----------
                                   Total:     $9,257,459   $8,582,858
                                              ==========   ==========


(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 22 and three-quarter years, including vacation pay, for a total of $2,760,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2003:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,302,909. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $879,514, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On December 17, 2003, in order to reduce the Company's debt and to provide liquidity to the ELM RIRA, the Company sold to the ELM RIRA, 200,000 of its restricted common shares at a price of $.25 each for a total of $50,000. The sale price of the common shares was no less favorable then the sales price negotiated with unrelated third parties.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2003:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,200,974; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

On December 17, 2003, in order to reduce its debt to GLSCO, a total of 436,600 of the Company's restricted common shares were sold to GLSCO at a price of $.25 each for a total of $115,900. The sale price of the common shares was no less favorable than the sale price negotiated with unrelated third parties.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2003:

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $484,016 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $318,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through September 30, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $147,852 which bears interest at an annual rate of 16% payable monthly.

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


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2003                       2002
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balance
 April 1                  $40,181,015   $23,751,735   $36,729,924  $20,448,289
December 31 nine months     3,019,893     2,579,950     2,933,062    2,489,609
                          -----------   -----------   -----------  -----------
Total Company advances     43,200,908    26,331,685    39,662,986   22,937,898
Advances by three of
 the Company's
 subsidiaries                 590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
December 31 total net
 advances                 $43,791,173   $26,331,685   $40,253,251  $22,937,898
                          ===========   ===========   ===========  ===========


(10)  COMMITMENTS
-----------------

Reference is made to Notes 4, 6, 7, 8, 9, 12, 13 and 14.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

(12)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 21,992,379 shares were issued and outstanding as of December 31, 2003. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

There were no preferred shares issued and outstanding for the periods ending December 31, 2003 or 2002.

c.  STOCK OPTION ACTIVITY:

                                 12/31/03               03/31/03
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
                            =========     =====    ==========  =====

*Exercised, forfeited or expired price.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003



A summary of the outstanding stock options as of December 31, 2003, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          440,000         .4477 years            $0.17

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2003, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 288,247 shares were issued, and 1,211,753 shares remain to be issued as of December 31, 2003.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of December 31, 2003, 375,000 shares remained in the account.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2003


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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2003
                       PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, availability of financing, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company should be read in conjunction with the annual audited consolidated financial statements and the notes thereto. The Company prepares and files its consolidated financial statements and MD&A in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("GAAP").

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the third quarterly period ended December 31, 2003 and 2002. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The Company has no source of securing revenue; it only anticipates that any future recurring revenue would only occur after it commences gold production at its San Sebastian Gold Mine located in the Republic of El Salvador.

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

The financial statements for the quarterly periods ended December 31, 2003 and 2002 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March 31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

NEW SSGM EXPLORATION CONCESSION/LICENSE (NEW SSGM) - APPROXIMATELY
40.7694 SQUARE KILOMETERS

On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The Company has made contact with some of the property owners and it has commenced exploration in the following three formerly-operated mines: La Lola Mine, Santa Lucia Mine and the Tabanco Mine.

NUEVA ESPARTA EXPLORATION CONCESSION/LICENSE (NUEVA ESPARTA) - 45 SQUARE KILOMETERS

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This application was denied and presently is being appealed by the Company.

GOLD ORE RESERVES (12/31/03)

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

PRECIOUS METAL MINING

The Joint Venture has produced gold from March 31, 1995 through December 31, 1999. Its San Cristobal Mill and Plant (SCMP) consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993, and gold and silver were produced from April 1, 1995 until the SCMP operations were officially suspended as of March 31, 2000. During this period, the price of gold suffered a severe decline. The price of gold has substantially increased since January 2002.

Although while in operation the Company has on a continuous basis retrofitted, modified, and restored the equipment, it presently lacks sufficient funds to perform a major overhaul and to expand the SCMP facilities.

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. The price of gold has increased to a level to place the SCMP into a profitable, viable position.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

From April 1, 1995 through December 1999 (operations were officially suspended as of March 31, 2000), the Joint Venture produced gold on a curbed basis primarily from processing the tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The exploration of the Montemayor Mine and the Modesto Mine has been placed on a standby basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the properties it owns or on which it holds leases. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and the gold price stabilizes at the current level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM, it is exploring selected areas and the Company plans to commence production of gold and silver after adequate funds are available.

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

RESULTS OF OPERATION FOR THE THIRD QUARTER ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002
------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $10,401 or $.0005 cents per share. This compares to a net loss of $29,386 or $.0016 cents per share during the fiscal period ended December 31, 2002.

There was no current or deferred provision for income taxes during this fiscal period ended December 31, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact as there were no operations. The Company does not anticipate that inflation will have a material impact on future operations during this fiscal year.

Interest expense in the sum of $1,062,801 was recorded by the Joint Venture during this fiscal period compared to $896,089 for the same period in 2002, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation, which includes the completion of the erection of the crushing system. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could reach 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows: $8,000,000 for mining equipment and the completion of erecting a crushing system; $4,033,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has increased substantially since January 2002. However, it is believed that the price of gold has increased because of geopolitical tensions, recession fears, corporate malfeasance and reports of deflation. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

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

The Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from
similar sources as it has in the past.   It further believes that the
funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold continues to increase. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities. On March 5, 2003, the Company reported on the status of the Renewed SSGM and on the status of the New SSGM which will expand the potential of its gold and silver ore reserves. Elsewhere in this report are detailed explanations of the issuance of the New SSGM.

From September 1987 through December 31, 2003, the Company has advanced the sum of $43,200,908 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $43,791,173. This investment includes the charge of $26,331,685 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for a community telephone building, for community facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, all other related needs, and most recently, the exploration of the New SSGM.

EMPLOYEES
---------

As of December 31, 2003, the Joint Venture employed between 34 and 44 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2003, the Company, and three of its subsidiaries, have advanced to the Joint Venture $43,791,173. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $26,331,685 through December 31, 2003. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador continues to exist and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public interest, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This has all changed as the price of gold is at its highest 20-year level. The decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital as many investors use the thinly traded market price as the purchase price notwithstanding the Company's investment and the value in its gold ore reserves. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold continues to increase since January 2002, and has reached its twenty-year high. At this time forecasters are predicting the price of gold to exceed $450 an ounce because gold's positive long-term fundamentals remain intact.

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health, production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. With these permits in hand, the Company, on November 5, 2002, filed an application to receive an exploitation concession, which was received on August 29, 2003 (dated August 18, 2003), for the Renewed SSGM for a period of 20 years.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires the Company to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown and undeterminable. The Company believes the following accounting policies are critical policies: accounting for its gold ore reserves, environmental liabilities, income taxes, asset retirement obligations and operations in a foreign country.

Gold ore reserves include proved reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The gold ore reserves are based on estimates prepared by internal or independent geology consultants. They are used to calculate depreciation, depletion and amortization (DD&A) and to determine if any potential impairment exists related to the recorded value of the Company's gold ore reserves.

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

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its mining properties and equipment. The Company reviews its estimate of the future obligation periodically and will accrue the estimated obligation based on the adoption of SFAS No. 143 as described in the section, "Recently Issued Accounting Developments." The implementation of this standard had no material impact on the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

As of December 31, 2003, there have been no material changes in market risks as were disclosed in the S.E.C. Form 10-K for the Company's fiscal year ended March 31, 2003, and in the S.E.C. Form 10-Q for the first quarter ended June 30, 2003.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2003
                       PART II - FINANCIAL INFORMATION

Item 1.     Legal Proceedings

            None pending.

Item 2.     Changes in Securities

            Reference is made to the financial statements which explain the number of common shares issued and stock options issued or exercised.

Item 3.     Default Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6(a).  Exhibits and Reports on Form 8-K

            Exhibits, as required by Item 601 of Regulation S-K are listed on pages 33 to 38. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).  Form 8-K

            None.

Exhibit Index

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this quarterly report on Form 10-Q. All other exhibits are incorporated by reference into this quarterly report on Form 10-Q.

Exhibit No.            Description of Exhibit
-----------            -----------------------

    3           Articles of Incorporation and By-laws

    3.1         Articles of Incorporation of the Company.   (Incorporated
                by reference to Exhibit 3.(i) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

    3.2 By-laws of the Company. (Incorporated by reference to Exhibit 3.(ii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

    4.1 Three-Year Stock Option Agreement dated March 13, 2001, and expiring on March 13, 2004, to purchase 100,000 common shares at $.10 per share. This stock option agreement was exercised on January 23, 2004. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2001.)

    4.2 Three-Year Stock Option Agreement dated March 13, 2001, and expiring on March 13, 2004, to purchase 50,000 common shares at $.15 per share. This stock option agreement was exercised on January 23, 2004. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2001.)

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

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

   10.16 New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of 40.77 square kilometers officially received on March 3, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on March 5, 2003.) (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarterly period ended September 30, 2003.)

   10.17 Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended March 31, 1988.) This Concession Agreement Assignment was cancelled and replaced with the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) on August 18, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on September 3, 2003.) (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarterly period ended September 30, 2003.)

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

   31          Rule 13(a)-14(a)/15d-14(a) Certifications

   31.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of Executive Vice President and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Section 1350 Certifications

   32.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.            Description of Exhibit
-----------            ----------------------

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

   99.5 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933, as amended and declared effective June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 10, 2002.) 1,211,753 shares remain to be issued as of December 31, 2003.

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

                                 /s/ Edward L. Machulak

Date:  January 26, 2004          ______________________________________
                                 Edward L. Machulak
                                 President, Chief Executive Officer,
                                 Chief Financial Officer and Treasurer