Form 10-K
period 2004-03-31
COMMERCE GROUP CORP /WI/
filed 2004-05-27
CIK 109757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

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

                                                          Name of each exchange
                  Title of each class                       on which registered
     Common Shares $0.10 par value      Over The Counter Bulletin Board (OTC BB)


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). Yes __ No __X__

The aggregate market value of the 15,662,802 shares held by nonaffiliates of the registrant based on the closing price of the OTC BB on September 30, 2003 was approximately $4,072,329.

At March 31, 2004, there were 22,681,591 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.


                                               COMMERCE GROUP CORP.
                                           2004 FORM 10-K ANNUAL REPORT
                                     For the Fiscal Year Ended March 31, 2004

                                                 TABLE OF CONTENTS

                                                                            Page


                                                      PART I

Item 1.
Business....................................................................  3
Item 2.
Properties...................................................................10
Item 3.       Legal
Proceedings..................................................................19
Item 4.       Submission of Matters to a Vote of Security
Holders..................................................19
Item 4(a).    Executive Officers and Managers of the
Company.......................................................20

                                                      PART II

Item 5.       Market for the Company's Common Stock and Related Stockholders'
Matters..............................21
Item 6.       Selected Financial
Data........................................................................23
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of
Operations...................................................................24
Item 7(a).    Quantitative and Qualitative Disclosures About Market
Risk...........................................35
Item 8.       Financial Statements and Supplementary
Data..........................................................36
Item 9.       Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.................60
Item 9(a).    Controls and
Procedures...................................................................60

                                                     PART III

Item 10.      Directors and Executive Officers of the
Registrant...................................................60
Item 11.      Executive
Compensation.................................................................61
Item 12.      Security Ownership of Certain Beneficial Owners and
Management.......................................61
Item 13.      Certain Relationships and Related
Transactions.......................................................61
Item 14.      Principal Accounting Fees and
Services...............................................................61

                                                      PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form
8-K......................................62

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

                                                      PART I


Item 1.  Business

General

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is the only precious metals company that has produced gold in the past twenty years in the Republic of El Salvador, Central America. Furthermore, since 1968, Commerce has been operative in the exploration, exploitation, development, and production of precious metals in El Salvador. Its gold ore reserves exceed 1.5 million ounces, which, in turn, translate to .066 ounces of gold for each common share issued and outstanding as of March 31, 2004. Commerce's objectives are to obtain a sufficient amount of funds to expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation to produce gold at a profit. Commerce simultaneously continues to seek a compatible acquisition or merger, preferably a business in the precious metals field, or an endeavor in which synergism will prevail. This combination should enhance the value of Commerce's common shares.

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

Commerce's objective is to enhance the value of its shares by realizing profits, cash flow, and by increasing its gold ore reserves. This may be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves. Commerce has an opportunity to increase its gold ore reserves since on March 3, 2003, it received the New San Sebastian Gold Mine Exploration Concession/License hereinafter identified as the "New SSGM." It is currently exploring this 42-square kilometer area, which includes three formerly-operated mines and encompasses the SSGM.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 113,000 ounces per year and to simultaneously develop additional gold ore reserves. The Company expects to increase production by developing an open-pit, heap-leach operation on site at the SSGM and by acquiring additional mill and related equipment which will increase the capacity of the processing of its higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The heap-leach operation should have the capability of producing (through processing a higher volume of gold ore) significantly more gold than could be produced at the SCMP, which has a present capacity of processing 200 tons of gold ore per day. Commerce will also continue to explore areas contiguous to the SSGM site, and it also is planning drill programs at its other potential mining prospects.




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

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                     Ounces
                                                                          ------------------------------
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

As of March 31, 2004, the total investment, including interest and holding costs, in the El Salvador mining projects by Commerce, three of Commerce's subsidiaries, Sanseb, and the Joint Venture amounted to $88,242,656.

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

The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. On January 14, 2003, the Company entered into an amended and renewed 20-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM). The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

The Joint  Venture is registered as an operating  entity to do business in the
 State of  Wisconsin,  U.S.A.  and in
the Republic of El Salvador, Central America. The Joint Venture Agreement authorizes Commerce to execute agreements on behalf of the Joint Venture.

Organizational Structure and Mining Projects

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

Currently the Joint Venture is performing exploration on the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine, which are included in the New SSGM.

The Government of El Salvador has issued the Modesto and San Felipe-El Potosi mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It plans to apply for concessions on the property it owns (Modesto) and on the property that it leases (Montemayor). It also has a lease agreement with the owners of the San Felipe-El Potosi Mine. Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the owner.

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

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies. The Company believes no single gold-producing company could have a large impact to offset either the price or supply of gold in the world market. There are many mining entities in the world producing gold. Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company. The Company believes that the expertise of the Joint Venture's experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accessibility to the mine, its infrastructure, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits.


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

Seasonality

Seasonality does not have a material impact on the Company's operations, but the rainy season in El Salvador (May through November) can curtail production.

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

El Salvador, Central America Information Sources

The most current information about El Salvador can be obtained from the following sources:

1.   General    information   can   be   obtained    through   the   Internet
 from   the   following    websites:
     http://www.usinfo.org.sv/newsite/eng/irc/svlinks.html and
http://www.dirla.com/elsalvador2.html.

2. The U.S. Embassy in El Salvador can also be contacted at Final Boulevard Santa Elena Sur, Urbanizacion Santa
     Elena, Antiguo Cuscatlan,  La Libertad,  El Salvador,  telephone
(011) 503-278-4444 and fax (011) 503-278-6011
     or at its website:  http://elsalvador.usembassy.gov/consular2.

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

Misanse, the Company's majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres. This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane newly constructed highway), about 108 miles southeast of the capital city of San Salvador, El Salvador, and is about 11 miles west from the border of the Country of Honduras. It is also about 26 miles from the city of La Union which has railroad and port facilities. The Company, on January 14, 2003, entered into a long term lease arrangement.

The Company also leases approximately 166 acres of real estate on which it has its SCMP and plans to process ore on this site. These facilities are located on the Pan American Highway, near the City of El Divisadero.

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




Internet Business and Advertising

The Company owns 100% of the outstanding common stock of Ecomm Group Inc. ("Ecomm"), a Wisconsin corporation. The Company, in order to diversify its business activities, on January 29, 1999, announced its plans to have its wholly-owned subsidiary, Ecomm, enter into the web portal business. Ecomm's strategy was to attempt to acquire or to "roll up" Internet websites and businesses and consolidate them into a web portal. The Company's attempts to acquire Internet-related businesses have not been successful, therefore, there are no activities.

Employees

As of March 31, 2004, the Company and its wholly-owned subsidiaries employed between 35 and 45 persons, which number may adjust seasonally. The Company also employs up to four persons, including part-time help, in the United States. None of the Company's employees are covered by collective bargaining agreements.

Patents, Trademarks, Licenses, Franchises, Concessions & Government Contracts

Other than concessions, licenses and interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

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

                                                  Date                    Amount of Funds to Make    Date Mine will be Operational
Property Description   Nature of Interest   Interest    Cost of Interest         Property Operational
--------------------  ------------------  ----------------  --------------------
                                                 was Acquired
                                                  ------------
1.   San   Sebastian    Gold   Mine
Mineral  concession   consisting      1968      5% of the gross  precious  This is  dependent on the  It  was  in  operation  on  a
     located   two   and   one-half
 of   100%   ownership   of   the                metal  proceeds or $343 a  scale  of   production curbed  production basis from
     miles  northwest  of the  city
 precious  metals  extracted from                month     whichever    is  that  management  decides  03/31/95 until December  31, of Santa  Rosa de Lima and the
 this mine.                                      higher.          to  perform.  The  amount  1999   when   operations   were
     Pan American Highway.                                               of  investment  could  be  suspended  due to the  need  to from $5  million  to $100  overhaul,  repair,  restore and
                                                                              million.                   expand the SCMP facilities.

2.   San  Felipe-El  Potosi/Capulin
El Salvador  legal counsel is in    07/06/93    5% of the gross  precious  Undetermined    until   a  Undetermined.
     Mine  located near the city of
 the    process   of    reviewing                metal proceeds.            preliminary      drilling
     Potosi,  18 miles northwest of
alternatives   to   obtain   the                                           program   is   completed;
     the city of San Miguel.         mineral concession.                                          estimated     cost     of
                                                                                                        drilling is $2 million.

3.   Hormiguero  Mine  located five
Ownership of the tailings.           09/93      The  surface  use of land  Undetermined    until   a  Undetermined.
     miles  southeast  of  the  San                                           (rent)     is    to    be  preliminary      drilling
     Cristobal  Mill and Plant near                                    negotiated.                program   is   completed;
     the city of Comacaron.                                                                        estimated     cost     of
                                                                                                   drilling  is $2  million.
                                                                                                      Mine   surface    channel
                                                                                                        trenching     and    adit
                                                                                                          cleaning     should    be
                                                                                                          completed   to  determine
                                                                                                                drilling  cost.

4.   Modesto  Mine located near the  Application  is to be  submitted  09/93 On the Company-owned Undetermined until a Undetermined.
     city of  Paisnal  and about 19  for  a  mineral   concession  on                land  it  appears  as if preliminary drilling
     miles  north of San  Salvador,  the  real  estate  owned  by the                this  will be an  program   is   completed;
     the capital city.               Company   to  own  100%  of  the                underground operation. estimated  cost     of
                                     precious  metals  extracted from                Therefore, no cost for drilling is $2 million.
                                     the  real  estate  owned  by the                interest.
                                     Company.

5.   Montemayor  Mine located about  Application  is to be  submitted  07/95 It appears that this Undetermined until a Undetermined.
     14  miles  northeast  of  SCMP  for a mineral  concession on the         will  be  an  underground  preliminary      drilling
     and about six miles  northwest  land  leased by the  Company  to          mine,  therefore  current  program   is   completed;
     of SSGM.                        own 100% of the precious  metals          leases  will  have  to be  estimated     cost     of
                                     extracted  from  the  areas  the           renegotiated          and  drilling is $2 million.
                                     Company leases.                             extended.

6.   San  Cristobal  Mill and Plant
 Mill  and  Plant  owned by Joint   Equipment    Equipment  purchased  and  To  expand   the   plant,  Curbed production commenced
     located  off the Pan  American
 Venture.   The  real  estate  is    02/23/93    extensive    retrofitting  including    a   crushing  March 1995; expansion program
     Highway  west  of the  city of
 owned  by  an   agency   of  the      and       was and  continues  to be  system to a  capacity  of  in     progress.  Operations
     El Divisadero.
   Government of El Salvador.         thereafter   performed.            The  500  tons  per  day; an suspended on 12/31/99 until
                                                      Lease depreciated investment estimated sum of up to the existing equipment is
                                                      11/12/93 through 03/31/04 is $3 million may be overhauled, repaired, restored
                                                            $4,288,953.  required,  all  dependent  and   expansion   of  the  SCMP
                                                                         whether   new   or   used  facilities are completed,  and,
                                                                         equipment     will     be  dependent on the price of gold.
                                                                                                                purchased.

7.   New San  Sebastian  Gold  Mine  Exploration   concession  issued     02/03  Undetermined  as  Undetermined until Undetermined.
     Exploration                     by   the    Government   of   El            negotiations will be  exploration     at     an
     Concession/License              Salvador  for 100%  ownership of            made  with  the surface estimated   cost   of  $2
     consisting    of   42   square  the precious metals.                        rights' owners.           million is completed.
     kilometers.


                                                                          35

The San Sebastian Gold Mine

General Location and Accessibility

The SSGM is situated on a mountainous tract of land consisting of approximately 1,470 acres of explored and unexplored mining prospects. The SSGM is located approximately two and one-half miles off of the Pan American Highway, northwest of the city of Santa Rosa de Lima in the Department of La Union, El Salvador. The tract is typical of the numerous volcanic mountains of the coastal range of southeastern El Salvador. The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

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

New SSGM Exploration Concession/License (New SSGM) - approximately 40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines included in the New SSGM are being explored: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.


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

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a curbed production operation. It now intends to obtain a sum of $9 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $8 million or more is estimated to be required for the crushing system, plant, and mining equipment, if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold ore as it is believed that a substantial amount of gold ore can be proven.

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

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.

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

Hormiguero Current Status

The Joint Venture is planning to develop an exploration program on this 5,000 acre site. An application for exploration had been filed on September 6, 1993 with the DHM. In order to comply with the El Salvadoran Mining Law adopted during February 1996, an exploration application was filed on April 21, 1997. The Joint Venture has temporarily suspended all of its activities until such time as it decides to resume them.

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

On  November  12,  1993,  the  Joint  Venture  entered  into an  agreement  with
Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States' inflationary rate adjustments.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax. The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments. The SCMP is strategically located to process ore from other mining projects.

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

SCMP Project Operating Plan

Current and Anticipated Production Schedule

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin ore has taken place during the past years.
Initial production was from the SSGM tailings. Since the SSGM's tailings' resource is exhausted, virgin gold ore is excavated from the SSGM surface and hauled to the SCMP site.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine "Environmental Matters." The same information applies. On October 15, 2002, an environmental permit (Resolution 474-2002) was issued to the Company by the Office of the El Salvadoran Ministry of Environment and Natural Resources.

The Joint Venture Laboratories (Lab)

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of exploration fire assays have been logged through March 31, 2004. This total does not include the assays that were performed for production purposes.

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis. The lessor is General Lumber & Supply Co., Inc. ("General Lumber"), a Wisconsin corporation. The Company's President, Edward L. Machulak, owns 55% of the common stock of General Lumber. Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by two of Mr. Machulak's brothers, his wife, and a trust for the benefit of his children. In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property. In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the last quarter ended March 31, 2004.













Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years. All officers are elected at the annual meeting of the directors, which is normally held after the annual shareholders' meeting.

                                 Age as of            Executive Offices Held             Period Served
           Name                March 31, 2004            With Company (1)                In Office (2)
           -----               --------------            ----------------                -------------
Edward L. Machulak                   77          President, Chief Executive,
                                                 Operating and Financial Officer
                                                 Treasurer                          9/14/62 to present
                                                                                    06/78  to present
Edward A. Machulak                   52          Executive Vice President           10/16/92 to present
(Son of the President)                           Secretary                          1/12/87 to present
                                                 Assistant Secretary                4/15/86 to 1/12/87
Luis A. Limay                        62          Project and Mine Manager           10/86 to 1995
                                                 Manager of El Salvador
                                                 Operations                         03/95 to present

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

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors' Executive Committee, Director-Emeritus, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company's Chairman of the Board of Directors who is also a Member of the Directors' Executive Committee, and is the President and Treasurer of the Company. Attorney John E. Machulak (son of Edward L. Machulak) of the law firm of Machulak, Robertson & Sodos, S.C. is the legal counsel for the Company.

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

His business experience is as follows: Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution center from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of MacPak, an Internet developer from September 26, 1996 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities.

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

The following table reflects the range of high and low trade prices of the common shares as reported by Nasdaq or the OTCBB for the period ended March 31, 2004 and the highest and lowest trade price during each quarter through the period ended March 31, 2003.

For the period ended                                 March 31, 2004                 March 31, 2003
                                                   High           Low            High             Low
First quarter ending June 30                      $0.30          $0.15          $0.45            $0.08
Second quarter ending September 30                $0.37          $0.21          $0.29            $0.07
Third quarter ending December 31                  $0.31          $0.22          $0.31            $0.10
Fourth quarter ending March 31                    $0.30          $0.20          $0.42            $0.14

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2004, the common shares were held by approximately 4,000 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 2004, there were approximately 1,631 holders of record of the Company's common shares. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 2,369.

As of March 31, 2004, there were issued and outstanding: (a) 22,681,591 shares of common stock; and (b) 210,000 stock options to purchase common stock.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2004. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

(e)  Issue of Securities

During the fourth quarter ended March 31, 2004, the Company issued 69,629 shares to its Directors in payment for Directors' fees, 31,481 shares for Officer's compensation; and 13,102 to a Director for services rendered. These shares were issued pursuant to a Securities and Exchange Commission Form S-8 Registration.







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

                               Year Ended March 31
                                        -------------------------------------------------------------------------------------------
                                                  2004            2003           2002           2001             2000
                                                  ----            ----           ----           ----             ----
Income statement data
Total revenue                            $              $               $              $     242,182    $     480,615
                                         ===========================================================    =============
                                                     0               0             38
                                                     =               =             ==
Income (loss) from continuing
operations                               $    (14,381)   $    (35,886)  $    (43,171)  $     129,790     $  (396,232)
                                         =============   =============  =============  =============     ============

Income (loss) from continuing operations per share:

  Basic                                  $     (.0007)   $     (.0019)  $     (.0026)      $            $     (.0326)
                                         =============   =============  =============      =========    =============
                                                                                               .0092
  Diluted                                $     (.0007)   $     (.0018)  $     (.0025)      $            $     (.0282)
                                         =============   =============  =============      =========    =============
                                                                                               .0086
  Weighted average shares - basic           21,089,812      18,907,958     16,349,170     14,174,662       12,172,867
                                         =  ==========  =   ==========  =  ==========  =  ==========  =    ==========
  Weighted average shares - diluted         21,299,812      19,867,958     17,019,170     15,094,662       14,053,002
                                         =  ==========  =   ==========  =  ==========  =  ==========  =    ==========
  Cash dividends per common share        $              $               $              $              $
                                         ==============================================================
                                                     0               0              0              0                0
                                                     =               =              =              =                =

Balance sheet data
  Working capital*1                      $     504,882   $     457,538  $     199,573  $     152,906    $     420,963
                                         =============   =============  =============  =============    =============
  Total assets                             $35,384,314     $33,251,674    $31,945,434    $30,302,685      $29,856,201
                                           ===========     ===========    ===========    ===========      ===========
  Short-term obligations*1                 $13,981,516     $12,329,096    $11,486,216   $  9,998,955      $10,231,272
                                           ===========     ===========    ===========   ============      ===========
  Long-term obligations                  $              $               $              $              $
                                         ==============================================================
                                                     0               0              0              0                0
                                                     =               =              =              =                =
  Shareholders' equity                     $21,412,798     $20,922,577    $20,459,218    $20,303,730      $19,624,929
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

The following discussion provides information on the results of operations for each of the three years ended March 31, 2004, 2003 and 2002 and the financial condition, liquidity and capital resources for March 31, 2004 and 2003. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Critical Accounting Policies and Estimates

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

The Company reviews, on an as needed basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites in which governmental agencies have designated the Company as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the actual costs of compliance or remediation can be determined, the applicable amount is accrued. Actual costs can differ from estimates due to changes in laws and regulations, discovery and analysis of site conditions and changes in technology.

The Company makes certain estimates, which may include various tax planning strategies, in determining taxable income, the timing of deductions and the utilization of tax attributes, which can differ from estimates due to changes in laws and regulations, discovery and analysis of site conditions and changes in technology.

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its mining properties and equipment. The Company reviews its estimate of the future obligation periodically and will accrue the estimated obligation based on the SFAS No. 143 "Account for Asset Retirement Obligations."

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

The financial statements for the fiscal years ended March 31, 2004, 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2004, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Note 2 in the financial statements for additional details.






Gold Ore Reserves (03/31/04)

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

Precious Metal Mining Strategy

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

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the last two fiscal periods, the price of gold has increased to a level to place the SCMP into a viable position.

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

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and the gold price stabilizes at the current level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM, it is exploring the Tabanco Mine and the Santa Lucia Mine, and plans to commence production of gold and silver after funds are available.

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

Results of Operation for the Fiscal Year Ended March 31, 2004 Compared to March 31, 2003
-------------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $14,381 or $.0007 cents per share. This compares to a net loss of $35,886 or $.0019 cents per share for the fiscal year ended March 31, 2003.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2004 or 2003. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

Interest expense in the sum of $1,433,298 was recorded by the Joint Venture during this fiscal period compared to $1,212,976 for the same period in 2003, and it was eliminated with the interest income earned from the Joint Venture.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes these costs and expenses and will continue to do so until such time when it is in full production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

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

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes these costs and expenses and will continue to do so until such time when it is in full production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

Financing Activities, Liquidity and Capital Resources

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the plant requires a major overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows: $8,250,000 for mining equipment and the completion of erecting a crushing system; $3,783,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has substantially increased during the last two years. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The
Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system and to maintain the SCMP.

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

From September 1987 through March 31, 2004, the Company has advanced the sum of $44,295,125 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $44,885,390. This investment includes the charge of $27,200,167 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and all other related needs.

Recently Issued Accounting Standards

The Company adopted Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company's financial position, results of operations, or cash flows as of March 31, 2004.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN No. 46) which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN No. 46 defines such entities as variable interest entities (VIEs). A FASB Staff Position issued in October 2003 deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R) which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities created after December 15, 2003. Application for entities created before January 1, 2004 is required in financial statements for periods ending after March 15, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 did not have an impact on the Company's financial position, results of operations, or cash flows for the year then ended March 31, 2004.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have any impact on the Company's financial position, results of operations, or cash flows for the year then ended March 31, 2004.

In May 2003,  the FASB  issued SFAS No. 150,  Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests. These provisions required that mandatorily redeemable minority interests within the scope of SFAS No. 150 be classified as a liability on the parent company's financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity Project or Phase II of the FASB's Business Combinations Project. The FASB also decided to (i) preclude any "early" adoption of the provisions of paragraphs nine and ten for these non-controlling interests during the deferral period; and (ii) require the restatement of any financial statements that have been issued where those provisions were applied to mandatorily redeemable non-controlling interests. SFAS No. 150 did not have any impact on the Company' financial position, results of operations or cash flows, for the year then ended March 31, 2004.

In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supersedes the Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The Statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. At this time the Company believes that the impact of this standard should not have any material impact on the financial statements taken as a whole.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective when the occurrence arises. At this time, the Company believes that the adoption of SFAS No. 143 should not have a material impact on the Company's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement are effective in the first quarter of 2003. At this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

In  June  2002,  the  Financial  Accounting  Standards  Board  issued  Financial
Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." At this time, the Company believes that SFAS No. 146 should not have a material impact on its results of operations or financial position.

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

Employees

As of March 31, 2004, the Joint Venture employed between 35 and 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 2004, the Company, and three of its subsidiaries, have advanced to the Joint Venture $44,885,390. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $27,200,167 through March 31, 2004. The Company furnishes all of the funds required by the Joint Venture. This interest charge has been eliminated from these financial statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold has increased substantially during this past fiscal year which encourages investors to invest in gold mining companies.

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



Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $375 per ounce. The Company has not been engaged in any hedging contracts whatsoever.

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

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

Item 8.  Financial Statements and Supplementary Data

                                     Index to Consolidated Financial Statements
                                               And Supplementary Financial Data

                                                                                                                            Page

Report of Independent Public Accountant........................................................................37

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2004 and 2003...............................................38
Consolidated Statements of Operations, Years Ended March 31, 2004, 2003 and 2002...............................39
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2004, 2003 and 2002....................................................................40
Consolidated Statements of Cash Flows, Years Ended March 31, 2004, 2003 and 2002...............................41
Notes to Consolidated Financial Statements.....................................................................43

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statement Schedules..........................................68

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

                                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Shareholders and Board of Directors of Commerce Group Corp.

In my opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity
 and
cash flows present fairly, in all material  respects,  the financial position of
 Commerce Group Corp., its subsidiaries, and the Commerce/Sanseb Joint Venture at March 31, 2004 and 2003, and the results of all operations and cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of
 America. These financial statements are the responsibility of the Company's management; my responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Bruce Michael Redlin, CPA, LLC
Certified Public Accountant



West Allis, Wisconsin
May 10, 2004




                   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                          Consolidated Balance Sheets--March 31

                                                                                       2004
                                                                           ----------------
                                                                                                       2003
                                                                                                       ----
                                                   ASSETS
 Current assets
   Cash                                                                      $       30,348   $       28,004
   Investments                                                                      219,098          194,578
   Accounts receivable                                                              608,669          608,212
   Inventories                                                                       39,562           39,562
   Prepaid items and deposits                                                        95,794           41,901
                                                                           --------- ------  ---------------
     Total current assets                                                           993,471          912,257

 Real estate                                                                              0           23,336
 Property, plant and equipment, net                                               4,288,953        4,280,912
 Mining resources investment                                                     30,111,890       28,035,169
                                                                           --    ----------  --   ----------
   Total assets                                                                 $35,394,314      $33,251,674
                                                                                ===========      ===========
                                                 LIABILITIES
 Current liabilities
   Accounts payable                                                           $     488,589   $     454,719
   Notes and accrued interest payable to related parties                          9,400,682       8,027,380
   Notes and accrued interest payable to others                                     247,579         225,922
   Accrued salaries                                                               2,871,128       2,672,415
   Accrued legal fees                                                               327,015         326,941
   Other accrued expenses                                                           646,523         621,719
                                                                           -------  -------  --------------
       Total liabilities                                                         13,981,516      12,329,096

 Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                                            SHAREHOLDERS' EQUITY
 Preferred Stock
   Preferred stock, $0.10 par value:
   Authorized 250,000 shares;
   Issued and outstanding
   2004-none; 2003-none                                                                   0               0

 Common  stock,  $0.10 par  value:  Authorized  50,000,000  shares;  Issued  and outstanding:
   2004-22,681,591                                                                2,268,159
   2003-20,407,429                                                                                2,040,743
 Capital in excess of par value                                                  19,274,597      18,997,412
 Retained earnings (deficit)                                                      (129,958)       (115,577)
                                                                           -----  ---------  --------------
     Total shareholders' equity                                                  21,412,798       20,922,578
                                                                            --   ----------  --   ----------
     Total liabilities and shareholders' equity                                 $35,394,314      $33,251,674
                                                                                ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                          Consolidated Statements of Operations
                                                    For the Year Ended March 31


                                                                       2004              2003            2002
                                                                       ----              ----            ----
Revenues:                                                                 0                 0               0

Expenses:
  General and administrative                                     14,381            35,886
                                                            ---------------  ----- ------
                                                                                                   43,209
    Total expenses                                                   14,381            35,886          43,209

Other income:
  El Salvador added value tax refund                                                        0
                                                            ---------------  ----------------
                                                                          0                                38
                                                                          -                                --
    Other income                                                                            0
                                                            ---------------  ----------------
                                                                          0                                38
                                                                          -                                --

Net profit (loss)                                               $  (14,381)       $  (35,886)     $  (43,171)
  Credit (charges) for income taxes                                                         0
                                                            ---------------  ----------------
                                                                          0                                 0
                                                                          -                                 -
Net income (loss) after income tax credit (charge)              $  (14,381)       $  (35,886)     $  (43,171)
                                                                ===========       ===========     ===========

Net income (loss) per share basic                              $    (.0007)      $    (.0019)    $    (.0026)
                                                               ============      ============    ============

Net income (loss) per share diluted                            $    (.0007)      $    (.0018)    $    (.0025)
                                                               ============      ============    ============

Weighted av. common shares outstanding                           21,089,812        18,907,958      16,349,170
                                                                 ==========        ==========      ==========

Weighted av. diluted common shares                               21,299,812        19,867,958      17,019,170
                                                                 ==========        ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      Consolidated Statements of Changes in Shareholders' Equity
                              For the Years Ended March 31, 2004, 2003 and 2002


                                                     Common Stock
                                   -----------------------------------------------------
                                                                                      Capital in      Retained
                                                      Number of                       Excess of       Earnings
                                                                        Par           Par Value       (Deficit)
                                                     Shares            Value

Balances March 31, 2001                               15,794,008        1,579,401       18,760,849       (36,520)

Net income (loss) for FY March 31, 2002                                                                  (43,171)

  Dir./off./employee/services comp.                    1,154,000          115,400            5,260
  Payment of debt                                        250,000           25,000           12,500
  Cash                                                   270,000           27,000           13,500       ________
                                                 -----   -------  -------  ------  ---------------
Balances March 31, 2002                               17,468,008        1,746,801       18,792,109       (79,691)

Net income (loss) for FY March 31, 2003                                                                  (35,886)

  Dir./off./employee/services comp.                      693,221           69,322           85,848
  Payment of debt                                      1,435,200          143,520           85,805
  Cash                                                   811,000           81,100           33,650       ________
                                                 -----   -------  -------  ------  ---------------
Balances March 31, 2003                               20,407,429       $2,040,743      $18,997,412     $(115,577)

Net income (loss) for FY March 31, 2004                                                                  (14,381)

  Dir./off./employee/services comp.                      630,862           63,086           92,014
  Payment of debt                                        928,300           92,830          138,657
  Stock options exercised                                230,000           23,000            6,500
  Cash                                                   485,000           48,500           63,350
  Reduce asset account                                 _________        _________         (23,336)       ________
                                                                                   ------ --------
Balances March 31, 2004                               22,681,591       $2,268,159      $19,274,597     $(129,958)
                                                      ==========       ==========      ===========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                          Consolidated Statements of Cash Flows
                                                   For the Years Ended March 31


                                                                                 2004            2003             2002
                                                                        -------------  --------- ----  --------   ----
Operating activities:
  Net income (loss)                                                       $  (14,381)     $  (35,886)      $  (43,171)
Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
Depreciation                                                                        0               0                0
Changes in assets and liabilities
  Decrease (increase) in account  receivables and investments                (24,977)       (296,936)            1,680
  Decrease (increase) in prepaid items and deposits                          (53,893)        (16,854)            8,934
  Increase (decrease) in accounts payable and accrued liabilities              58,750          58,915         (54,183)
  Increase (decrease) in accrued salaries                                     198,713         196,650          187,750
  Increase (decrease) in accrued legal fees                                                    12,138            6,518
                                                                        ---------------------  ------  --------  -----
                                                                                    0
  Total adjustments                                                           178,593        (46,087)          150,699
                                                                        ----- -------  ---   --------  ----    -------
  Net cash provided by (used in) operating activity                           164,212        (81,973)          107,528

Investing activities:
  Investment in mining resources                                          (2,061,426)     (1,003,527)      (1,638,682)
                                                                          -----------     -----------      -----------
  Total                                                                   (2,061,426)     (1,003,527)      (1,638,682)

Financing activities:
  Net borrowings                                                            1,394,958         575,177        1,347,174
  Common stock issued                                                         504,600         499,246          198,660
                                                                        ----  -------  ----   -------  ----    -------
Net cash provided by (used in) financing activities                         1,899,558       1,074,423        1,545,834

Net increase (decrease) in cash and cash equivalents                            2,344        (11,077)           14,680
Cash - beg. of year                                                            28,004          39,081           24,401
                                                                        ------ ------  ------  ------  ------   ------
Cash - end of year                                                        $    30,348     $    28,004      $    39,081
                                                                          ===========     ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

                                   Year Ended
                                                          March 31, 2004               March 31, 2003
                                                          --------------               --------------
A.  Cash information                                  Shares       $ Amount        Shares        $ Amount
       1.  Accrued interest capitalized                 0         $1,433,298         0          $1,212,976
       2.  Interest expense paid in cash                0             0              0              0
       3.  Income taxes paid                            0             0              0              0

B.  Non cash investing and financing
      Common stock issued for:
       1.  Director fees, officer compensation,
            employee benefits and services           630,862       $155,100       693,221        $155,170
       2.  Accruals:  salaries, legal and
            consulting fees                             0          234,789           0           244,788
       3.  Equipment lease or purchases                 0             0              0              0

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

                  COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                                 Notes to the Consolidated Financial Statements
                                                                March 31, 2004

(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both
      United States' corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related
      activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
      Salvador,  Central  America.  Gold bullion,  currently the Joint
Venture's  principal  product,  was produced (but not on a full production basis) in El
      Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near
      the city of Santa Rosa de Lima. Expanded exploration is being curtailed at other mining projects until adequate funding is obtained under satisfactory
      terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America.

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

      As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December
      31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the
      price of gold will be stabilized at the current or a higher selling price.

      The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available, and if the price of gold maintains the current price level. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets,
 and
      the enlargement and development of its gold ore reserves. Furthermore, it plans to explore the potential of other gold mine exploration prospects in
      El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP. It commenced an exploration program on the New SSGM.

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

                   COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     Notes to the Consolidated Financial Statements (Continued)
                                                                March 31, 2004


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

Investments

The investments consist of recently acquired securities held for the Commerce Group Corp. Employee Benefit Account, and are stated at cost.
 The precious
stones included in the investment account are stated at cost.

Accounts Receivable

The  accounts  receivable  primarily  consists of the  advances  to  Misanse,  a
 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the accounts payable.

Intercompany Balances

All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Revenue from the sale of gold is recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales are made in accordance with sales contracts where the price is fixed or determinable.

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

Recently Issued Accounting Standards

In August 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset
 Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this Statement will be effective when the occurrence arises. At this time, the Company believes that the adoption of SFAS No. 143 should not have a material impact on the
Company's results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement are effective in the first quarter of 2003. At this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

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

Earnings  (Loss) Per Common Share

The Company has in the past years reported its "Earnings per Share" which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company reports two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans, etc. had been converted to common shares at the last day of the fiscal year. Reference is made to the computations included in the Consolidated Statements of Operations.

If on March 31, 2004, the 210,000 option shares were added to the weighted number of shares which amount to 21,089,812 common shares issued and outstanding, then the total number of fully diluted shares amount to 21,299,812. The loss per share for this period ended March 31, 2004 is $.0007 cents per share. The same assumptions were used for the same 2003 fiscal period.

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and
therefore all receipts and expenditures since January 1, 2001 are in U.S.
dollars.

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

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                                           March 31, 2004                                    March 31, 2003
                           --------------------------------------------------------------------------------------------------------
                                            Accumulated                                       Accumulated
                               Cost         Depreciation         Net            Cost          Depreciation          Net
Mineral   Properties  and
Deferred Development       $30,111,891                      $30,111,891     $28,035,169                        $28,035,169

Property, Plant and
Equipment                      6,541,095      2,252,143         4,288,952       6,533,055       2,252,143          4,280,912
                           -------------  --  ---------     -------------   -------------  --   ---------      -------------
                           $36,652,986       $2,252,143     $34,400,843     $34,568,224        $2,252,143      $32,316,081
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




Investments in Joint Venture

As of March 31, 2004, the Company's investments, including charges for interest expense to the Joint Venture, were $44,295,125 and three of the Company's subsidiaries' advances were $590,265 for a total of $44,885,390.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2004 and 2003,  the Company,  Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                                                       2004            2003
                                                                                       ----            ----
The Company's advances (net of gold sale proceeds) since 09/22/87                   $44,295,125     $40,181,015
The Company's initial investment in the Joint Venture                                 3,508,180       3,508,180
Sanseb's investment in the Joint Venture                                              3,508,180       3,508,180
Sanseb's investment in the mining projects and amount due to the Company
                                                                                     36,340,906      34,160,023
Total:                                                                               87,652,391      81,357,398
Advances by the Company's three subsidiaries                                            590,265         590,265
                                                                                ------- -------  --------------
Combined total investment                                                           $88,242,656     $81,947,663
                                                                                    ===========     ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is erecting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New SSGM from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) which includes and encompasses the existing SSGM, and is in the process of exploring three of the formerly operated gold mines.

Mineral San Sebastian S.A. de C.V. ("Misanse")

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

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

New SSGM Exploration Concession/License (New SSGM) - approximately 40.7694 square kilometers

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM and are being explored. The Company has complied as required by filing its annual activity report and it paid the annual surface tax.

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

El Salvador Mineral Production Fees

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploration more economical. The principal change is that the fee has been reduced to two percent of the gross gold and silver receipts. The Company believes that it is in compliance with the new law, and plans to file applications for all of the mining concessions in which it has an interest.

SCMP Land and Building Lease

On  November  12,  1993,  the  Joint  Venture  entered  into an  agreement  with
Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States' inflationary rate adjustments.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax. The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments. The SCMP is strategically located to process ore from other mining projects.

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


(5)  Synopsis of Real Estate Ownership and Leases

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador are as follows: the Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it previously leased approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  Notes Payable and Accrued Interest

                                                                                           03/31/04           03/31/03
Related Parties

Mortgage and  promissory  notes to related  parties,  interest  ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand,  using the Misanse lease,  real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)
                                                                                         $9,400,682         $8,027,380
Other

Short-term  notes and accrued  interest (March 31, 2004,  $112,578 and March 31,
2003, $90,922) issued to creditors and other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.
                                                                                            247,579            225,922
                                                                                   -----    -------   -----    -------

                                                                          Total:         $9,648,261         $8,253,302

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 23 years, including vacation pay, for a total of $2,815,265.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,565,817. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $915,066, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM
RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On December 17, 2003, in order to reduce the Company's debt and to provide liquidity to the ELM RIRA, the Company sold to the ELM RIRA, 200,000 of its restricted common shares at a price of $.25 each for a total of $50,000. The sale price of the common shares was no less favorable than the sales price negotiated with unrelated third parties.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2004:

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

This related company has been issued an open-ended,  secured,  on-demand promissory note which amounts to $1,262,390; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received options to purchase 250,000 common shares on or before July 2, 2003, at a price of $.25 per share. On June 24, 2003, GLSCO exercised its option right to purchase these shares. The terms of this transaction are no less favorable than those obtained from unrelated third parties.

On December 17, 2003, in order to reduce debt, and in  consideration  for cancellation of $115,900 of debt owed to GLSCO, the Company sold to GLSCO 436,600 of its restricted common shares, $.10 par value, at a price of $.25 a share.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $503,581 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $327,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through March 31, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $153,828 which bears interest at an annual
rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 101,110 common shares valued at $.27 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2004. In addition, during this period one Director received 39,752 of the Company's common shares for consulting services valued at $10,200. The Chairman/President does not receive any Director fees.

The Company advances funds, allocates and charges its expenses to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, costs and expenses. When full production commences, these capitalized costs will be charged as an expense based on a per unit production basis. The Company also charges interest for its advances to the Joint Venture which interest rate is established to be the prime rate quoted on the first day of each month plus four percent and said interest is payable monthly. This interest is eliminated from the consolidated statement of operations. However, a separate accounting is maintained for the purpose of recording the amount that is due to the Company from the Joint Venture.






Company Net Advances to the Joint Venture

                                                           2004                                   2003
                                                           ----                                   ----
                                                                Interest Charges                       Interest Charges
                                             Total Advances                         Total Advances
Beginning balances                             $40,181,015        $23,751,735         $36,729,923        $20,448,289
March 31, 2004 advances                          4,114,110           3,448,432           3,451,092          3,303,446
                                           ---   ---------      ---- ---------    ----   ---------     ---- ---------
Total Company advances                          44,295,125          27,200,167         40,181,015          23,751,735
Advances by three of the Company's
subsidiaries                                        590,265                                590,265
                                           -------  -------     -------------------------  -------
                                                                       0                                      0
                                                                       -                                      -
Total net advances March 31, 2004              $44,885,390        $27,200,167         $40,771,280        $23,751,735
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

(10)  Description of Securities

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 22,681,591 shares were issued and outstanding as of March 31, 2004. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2004 or 2003.

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

c.  Stock option activity:

                                     03/31/04                    03/31/03                    03/31/02
                             ------------------------------------------------------------------------------------
                                            Weighted                    Weighted                    Weighted
                                  Option     Average         Option     Average     Option Shares    Average
                                   Shares     Price           Shares     Price                        Price
Outstanding, beg. yr.             960,000     $0.21          670,000     $0.22            920,000     $1.27
Granted                                                      290,000     $0.19            520,000     $0.25
Exercised                       (500,000)      N/A                 0      N/A                   0      N/A
Forfeited                        (60,000)      N/A                 0      N/A           (500,000)      N/A
Expired                         (190,000)      N/A                 0      N/A           (270,000)      N/A
                                ---------      ---      ------------      ---           ---------      ---
Outstanding, end of yr.           210,000     $0.23          960,000     $0.21            670,000     $0.22
                             ===  =======     =====          =======     =====      ===   =======     =====

A summary of the outstanding stock options as of March 31, 2004, follows:

                                         Weighted Average
 Range of Exercise     Amount     Remaining Contractual       Weighted Average
       Prices       Outstanding              Life                Exercise Price
    Up to $2.99       210,000            .3589 years                $0.23

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

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2004, there were no shares due to other parties for shares borrowed or for interest payment.

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

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 682,459 shares were issued, and 817,541 shares remain to be issued as of March 31, 2004.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of April 1, 2003, 321,000 shares remained in the account. An additional 350,000 shares were issued and 286,000 shares were sold, leaving a balance of 385,000 shares as of March 31, 2004.

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

Environmental Compliance

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

Guarantees

The Company has provided the Government of El Salvador with the following guarantees on September 27, 2002: three-year guarantees were issued by the Banco
Agricola, S.C. on behalf of the Company to the Ministry of Environment and Natural Resources; Guarantee No. 1901-0000059-8 was issued for the San
 Cristobal
Mill and Plant in the sum of $771.49; and Guarantee no. 1901-0000058-7 was issued for the Renewed SSGM in the sum of $14,428.68.

On July 10, 2003 a third party liability guarantee in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines.

Lease Commitments

The month-to-month lease of its offices is described in note (7) Related Party Transactions of the Notes to the Consolidated Financial Statements. The lease of the SCMP and other mining leases are described in note (4) Commerce/Sanseb Joint Venture ("Joint Venture") and in note (5) Synopsis of Real Estate Ownership and Leases of the Notes to the Consolidated Financial Statements.

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













                                       Mining *1 El Salvador,
                                           Central America          Corporate Headquarters
Year ended March 31, 2004
  Sales and revenues                             $ 0                          $ 0
  Depreciation & amortization                              0                         0
  Operating income (loss)                                  0                 (14,381)
  Total assets                                35,369,314                     244,946
  Capital expenditures                         2,084,762                             0

Year ended March 31, 2003
  Sales and revenues                             $ 0                          $           0
  Depreciation & amortization                              0                         0
  Operating income (loss)                                  0                 (35,886)
  Total assets                                33,029,998                     221,676
  Capital expenditures                          1,003,526                            0

Year ended March 31, 2002
  Sales and revenues                             $ 0                          $         38
  Depreciation & amortization                              0                         0
  Operating income (loss)                                  0                 (43,171)
  Total assets                                31,676,285                     269,149
  Capital expenditures                          1,638,682                            0


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in the Company's certified public accountants during the past two years. There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9(a).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during the fourth fiscal quarter that could significantly affect the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears under the captions "Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" included in the Company's definitive proxy statement for the 2004 Annual Meeting to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers and managers is contained in
Part I of this report under "Item 4(a). Executive Officers and Managers of the Company."





Item 11.  Executive Compensation

The  information  called  for by  Item  11 is  incorporated  by  reference  from information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference from information under the captions "Security Ownership of Directors and Management" and "Principal Shareholders" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 14.  Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Fees to Independent Accountants" to be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

See Index to Consolidated Financial Statements and Supplementary Financial Data in Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules.........68

Schedule IV (1) Indebtedness of Related Parties...............................69

Schedule IV (2) Indebtedness to Related Parties...............................71

(b)  Reports on Form 8-K

There were no Form 8-K reports filed during the three months ended March 31, 2004.

(c)  Exhibits

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

       4.1 Two-Year Stock Option Agreement dated April 30, 2002, and expiring on April 30, 2004, to purchase 40,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2002.)

       4.2 Two-Year Stock Option Agreement dated August 21, 2002, and expiring on August 21, 2004, to purchase 40,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2003.)

       4.3 Two-Year Stock Option Agreement dated September 20, 2002, and expiring on September 20, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended March 31, 2003.)

       4.4 Two-Year Stock Option Agreement dated September 25, 2002, and expiring on September 25, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended March 31, 2003.)

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

     10.15* Three-year lease agreement by and between the Company and Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on April 26, 2004, retroactive to November 13, 2003.

       11*         Schedule of Computation of Net Income Per Share

       21*         Subsidiaries and Joint Venture of the Company


   Exhibit No.                                     Description of Exhibit

      23.1*        Consent of Independent Certified Public Accountant

      31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2* Certification of Executive Vice President and Secretary pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1*        Certification  of Chief  Executive  Officer  and Chief
Financial  Officer  pursuant to
                   U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                   2002.

      32.2* Certification of Executive Vice President and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

      99.0         Additional Exhibits

      99.1*        Confirmation agreement, General Lumber & Supply Co., Inc.,
May 10, 2004.

      99.2*        Confirmation Agreement, Edward L. Machulak, May 10, 2004.

      99.3*        Confirmation Agreement,  Edward L. Machulak Rollover
Individual Retirement Account, May
                   10, 2004.

      99.4* Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 10, 2004.

      99.5 Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended March 31, 1988.)

      99.6 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of
                   1933, as amended and declared effective June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this
                   S.E.C.  Form S-8  Registration  Statement  had been
filed on June 10,  2002.)  817,541
                   shares remain to be issued as of March 31, 2004.

    99.6(a)* Consent of Independent Certified Public Accountant to incorporate by reference in the S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933 as amended and declared effective June 10, 2002 the Certified Public Accountant's report dated May 10, 2004 relating to the financial statements of the Company for the years ended March 31, 2004 and 2003.


   Exhibit No.                                     Description of Exhibit

      99.7 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.

                              COMMERCE GROUP CORP.
                           FORM 10-K - MARCH 31, 2004

                                     PART IV

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2004.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

              Name                                        Office                                    Date

/s/ Edward L. Machulak            Chairman  of  the  Board  of   Directors,   Member  of        May 10, 2004
----------------------                                                                          ------------
Edward L. Machulak                Executive   Committee,   Member  of  Audit  Committee,
                                  Director-Emeritus,    President,    Treasurer,   Chief
                                  Executive, Operating and Financial Officer

/s/ Edward A. Machulak            Director,     Member    of    Executive     Committee,        May 10, 2004
----------------------                                                                          ------------
Edward A. Machulak                Director-Emeritus,   Executive   Vice   President  and
                                  Secretary

/s/ Sidney Sodos                  Director                                                      May 10, 2004
Sidney Sodos

/s/ John H. Curry                 Director and Member of Audit Committee                        May 10, 2004
-----------------                                                                               ------------
John H. Curry

      REPORT OF INDEPENDENT ACCOUNTANT ON THE FINANCIAL STATEMENT SCHEDULES


My report on the consolidated financial statements of Commerce Group Corp. for its fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000, is included in this Form 10-K. In connection with my audits of such financial statements, I have also audited the following: supplementary income statement information, selected financial data report, and the related financial statement schedules listed in Item 15(a) of this Form 10-K.

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



West Allis, Wisconsin
May 10, 2004

               COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE IV (1)
                  INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                   YEARS ENDED MARCH 31, 2004, 2003, AND 2002

Commerce/Sanseb Joint Venture (Joint Venture)

                                          Balance at
                                         Beginning of        Additions to         Deletions to       Balance at End
Name of Person (1)                        Period (3)       Indebtedness (2)       Indebtedness        of Period (3)
------------------                        ----------       ----------------       ------------        -------------

Year ended March 31, 2004
Joint Venture                           $40,771,280       $4,114,110                   $0           $44,885,390

Year ended March 31, 2003
Joint Venture                           $37,320,188       $3,451,092                   $0           $40,771,280

Year ended March 31, 2002
Joint Venture                           $33,109,401       $4,210,787                   $0           $37,320,188

(1) Commerce Group Corp. (90% ownership) and San Sebastian Gold Mines, Inc. (10% ownership), Joint Venture ("Joint Venture"); includes the advances from three of the Company's subsidiaries.

(2) The purpose of the advances is to continue the exploration, exploitation and development of the SSGM and the other mining prospects and activities managed by the Joint Venture which are located in the Republic of El Salvador, Central America. Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold. The standby maintenance and holding costs are also included. The addition to indebtedness is netted to include any adjustments for payments or credits.

(3) Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company's subsidiaries.

San Sebastian Gold Mines, Inc. (SSGM)

                                           Balance at
                                          Beginning of       Additions to         Deletions to         Balance at
Name of Person (1)                           Period        Indebtedness (2)       Indebtedness       End of Period
------------------                           ------        ----------------       ------------       -------------

Year ended March 31, 2004
SSGM                                     $34,160,023      $2,180,883                   $0           $36,340,906

Year ended March 31, 2003
SSGM                                     $31,989,058      $2,170,965                   $0           $34,160,023

Year ended March 31, 2002
SSGM                                     $29,505,884      $2,483,174                   $0           $31,989,058

(1)      San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp.

owns 82 1/2% of its issued and outstanding common shares.
(2) The advances to SSGM primarily consist of the interest due to the Company on SSGM's outstanding indebtedness.

                       This Page Left Blank Intentionally.

               COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                                 SCHEDULE IV(2)
                         INDEBTEDNESS TO RELATED PARTIES
               CURRENT YEARS ENDED MARCH 31, 2004, 2003, AND 2002

                                              Balance at        Net Additions
                                             Beginning of       (Deletions) to        Balance at
Identity of Debtor                              Period         Indebtedness (1)     End of Period
-------------------                             ------         ----------------     -------------

Year ended March 31, 2004
President of the Company                        $5,521,516          $1,044,301(a)       $6,565,817
President's RIRA                                   824,866              90,200(b)          915,066
President's Affiliated Company                   1,120,442             141,948(c)        1,262,390
President's Wife's RIRA                            429,391              74,190(d)          503,581
President's Son/Daughter-in-Law                    131,165              22,663(d)          153,828
                                            -----  -------   ------     ------      -----  -------
 Total, notes payable                           $8,027,380         $1,373,302           $9,400,682
                                                ==========         ============         ==========

President's Accrued Salary                      $2,636,515         $   178,750(e)       $2,815,265
                                                ==========         ===========          ==========

President's Wife's Consulting Fees                    $           $     36,000(f)      $   327,600
                                                      ====        ============         ===========
                                            291,600

Legal fees (President's son is a
principal)                                     $   326,941      $           74(g)      $   327,015
                                               ===========      ==============         ===========

Year ended March 31, 2003
President of the Company                        $4,643,856         $   877,660(a)       $5,521,516
President's RIRA                                   703,647             121,219(b)          824,866
President's Affiliated Company                   1,098,193              22,249(c)        1,120,442
President's Wife's RIRA                            366,289              63,102(d)          429,391
Others                                             111,889              19,276(d)          131,165
                                            -----  -------   -------    ------      -----  -------
 Total, notes payable                           $6,923,874         $1,103,506           $8,027,380
                                                ==========         =============        ==========

President's Accrued Salary                      $2,457,765         $   178,750(e)       $2,636,515
                                                ==========         ===========          ==========

President's Wife's Consulting Fees             $   255,600         $                   $   291,600
                                               ===========         ======              ===========
                                                             36,000(f)

Legal fees (President's son is a
principal)                                     $   314,804         $    12,137(g)      $   326,941
                                               ===========         ===========         ===========

Year ended March 31, 2002
President of the Company                        $3,676,503        $    967,353(a)       $4,643,856
President's RIRA                                   599,768             103,879(b)          703,647
President's Affiliated Company                     926,205             171,988(c)        1,098,193
President's Wife's RIRA                            312,459              53,830(d)          366,289
Others                                              95,445              16,444(d)          111,889
                                            ------- ------   -------    ------      -----  -------
 Total, notes payable                           $5,610,380         $1,313,494           $6,923,874
                                                ==========         =============        ==========

President's Accrued Salary                      $2,279,015         $   178,750(e)       $2,457,765
                                                ==========   =     ===========          ==========

President's Wife's Consulting Fees             $   219,600         $                   $   255,600
                                               ===========         ======              ===========
                                                             36,000(f)

Legal fees (President's son is a
principal)                                     $   308,286         $                   $   314,804
                                               ===========         =======             ===========
                                                             6,518(g)


(1)(a)(b)The net additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

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

         During the fiscal year ended March 31, 2004, the Affiliated Company on June 24, 2003, purchased 250,000 of the Company's restricted common shares at a price of $.25 each for a total of $37,500 and on December 17, 2003, it purchased 463,600 restricted common shares at a price of $.25 each for a total of $115,900. The total purchase price of the shares of $153,400 was paid by reducing the amount owed to the Affiliated Company.

(1)(d) The additions resulted from accrued interest earned during the fiscal year.

(1)(e) The President's salary of $165,000 was accrued for the entire fiscal year. In addition, the Directors, pursuant to a resolution, compensated the
         President in the sum of  $13,750 for one month's vacation pay.

(1)(f) Twelve months of consulting fees at $3,000 per month for a total of $36,000.

(1)(g) The addition of the amounts due to the Law Firm results for legal services rendered.