Form 10-Q
period 2004-06-30
COMMERCE GROUP CORP /WI/
filed 2004-08-04
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2004

                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,794,091 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 2004.

                          COMMERCE GROUP CORP.

                                FORM 10-Q

                FOR THE FIRST QUARTER ENDED JUNE 30, 2004

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2004.

     Consolidated Balance Sheets                                     3
     Consolidated Statements of Operations                           4
     Consolidated Statements of Changes in Shareholders' Equity      5
     Consolidated Statements of Cash Flows                           6
     Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              24
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 33
Item 4.  Controls and Procedures                                    33

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          35
Item 2.  Changes in Securities                                      35
Item 3.  Default Upon Senior Securities                             35
Item 4.  Submission of Matters to a Vote of Security Holders        35
Item 5.  Other Information                                          35
Item 6.  Exhibits and Reports on Form 8-K                           35

SIGNATURES:
     Registrant's Signature Page                                    36
     Certification of Chief Executive Officer (Section 302)         37
     Certification of Executive Vice President (Section 302)        38
     Certification of Chief Executive Officer (Section 906)         39
     Certification of Executive Vice President (Section 906)        40

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS


                                         June 30, 2004       March 31, 2004
                                          (Unaudited)           (Audited)
                                         -------------       --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    35,947       $    30,348
 Investments                                   219,098           219,098
 Accounts receivable                           608,669           608,669
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     97,680            95,794
                                           -----------       -----------
  Total current assets                       1,000,956           993,471

Property, plant and equipment, net           4,336,425         4,288,953
Mining resources investment                 30,609,397        30,111,890
                                           ------------      ------------
 Total assets                              $35,946,778       $35,394,314
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   507,414       $   488,589
 Notes and accrued interest payable to
  related parties                            9,851,488         9,400,682
 Notes and accrued interest payable to
  others                                       252,963           247,579
 Accrued salaries                            2,918,378         2,871,128
 Accrued legal fees                            327,015           327,015
 Other accrued expenses                        658,279           646,523
                                           ------------      ------------
  Total liabilities                         14,515,537        13,981,516

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2004-none; 2003-none                      $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 06/30/2004-22,794,091                       2,279,409
 03/31/2004-22,681,591                                         2,268,159
Capital in excess of par value              19,285,247        19,274,597
Retained earnings (deficit)                   (133,415)         (129,958)
                                           ------------      ------------
  Total shareholders' equity                21,431,241        21,412,798
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $35,946,778       $35,394,314
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                                          2004          2003
                                                          ----          ----
Revenues:                                          $         0    $         0
                                                   ------------   ------------
Expenses:
 General and administrative                              3,457          3,398
                                                   ------------   ------------
   Total expenses                                        3,457          3,398

Net profit (loss)                                  $    (3,457)   $    (3,398)
 Credit (charges) for income taxes                           0              0
                                                   ------------   ------------
Net income (loss) after income tax credit (charge) $    (3,457)   $    (3,398)
                                                   ============   ============

Net income (loss) per share (Note 2) basic         $    (.0002)   $    (.0002)
                                                   ============   ============

Net income (loss) per share (Note 2) diluted       $    (.0002)   $    (.0002)
                                                   ============   ============

Weighted av. common shares outstanding (Note 2)     22,520,575     20,447,732
                                                   ============   ============

Weighted av. diluted common shares (Note 2)         22,690,575     20,887,732
                                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2004 (Unaudited)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          ----------   ----------   -----------   ----------
Balances March 31, 2002   17,468,008    1,746,801   $18,792,109     $(79,691)

Net income (loss) for
 FY March 31, 2003                                                   (35,886)

 Dir./off./employee/
  services comp.             693,221       69,322        85,848
 Payment of debt           1,435,200      143,520        85,805
 Cash                        811,000       81,100        33,650
                          ----------   -----------  ------------  -----------
Balances March 31, 2003   20,407,429   $2,040,743   $18,997,412    $(115,577)

Net income (loss) for
 FY March 31, 2004                                                   (14,381)

 Dir./off./employee/
  services comp.             630,862       63,086        92,014
 Payment of debt             928,300       92,830       138,657
 Stock options exercised     230,000       23,000         6,500
 Cash                        485,000       48,500        63,350
 Reduce asset account                                   (23,336)
                          ----------   -----------  ------------  -----------
Balances March 31, 2004   22,681,591   $2,268,159   $19,274,597    $(129,958)

Net income (loss)
for first quarter
ended June 30, 2004                                                   (3,457)

Common shares issued:
 Cash                         90,000        9,000         8,400
 Dir./off./employee
  services comp.              22,500        2,250         2,250
                          ----------   -----------  ------------  -----------
Balances June 30, 2004    22,794,091   $2,279,409   $19,285,247    $(133,415)
                          ==========   ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                              2004           2003
                                            --------       --------
OPERATING ACTIVITIES:
 Net income (loss)                        $   (3,457)   $    (3,398)
Decrease (increase) in accounts receivable                     (285)
 Decrease (increase) in prepaid items
  and deposits                                (1,887)            30
 Increase (decrease) in accounts
  payable and accrued liabilities             30,581        (34,730)
 Increase (decrease) in accrued salaries      47,250         45,000
 Increase (decrease) in accrued legal fees         0             74
                                         -----------   ------------
Net cash provided by (used in)
  operating activity                          72,487          6,691

INVESTING ACTIVITIES:
 Investment in mining resources
  and equipment                             (544,978)      (467,244)
                                          -----------   ------------
 Net cash used in investing activities      (544,978)      (467,244)

FINANCING ACTIVITIES:
 Net borrowings                              456,190        401,542
 Common stock issued                          21,900         52,291
Net cash provided by (used in)            -----------   ------------
 financing activities                        478,090        453,833

Net increase (decrease) in cash
 and cash equivalents                          5,599         (6,720)
Cash - beg. of year                           30,348         28,004
                                          -----------   ------------
Cash - end of this period                 $   35,947    $    21,284
                                          ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information:


                                                     Year Ended
                                          June 30, 2004      June 30, 2003
                                          -------------      -------------
A.  Cash information                    Shares   $ Amount   Shares   $ Amount
                                        ------   --------   ------   --------
    1.  Accrued interest capitalized       0     $392,413      0     $334,584
    2.  Interest expense paid in cash      0         0         0         0
    3.  Income taxes paid                  0         0         0         0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
        compensation, employee
        benefits and services         22,500     $  4,500      0         0
    2.  Accruals:  salaries,
        legal, director
        and consulting fees                0       60,650      0       58,474
    3.  Equipment lease or purchases       0            0      0         0

C.  Other supplemental disclosures

    1. Investments consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost. Also included are the precious stones and jewelry inventory stated at cost.

    2. The accounts receivable consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances will be an offset for the Misanse rental charges that are included in the Misanse accounts payable.

    3. Inventory consists of consumable items used in processing gold ore, which are stated at the average cost.

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

COMPREHENSIVE INCOME

Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Besides net income, other comprehensive income includes foreign currency items, minimum

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

If on June 30, 2004, the 170,000 option shares were added to the weighted number of shares which amount to 22,520,575 common shares issued and outstanding, then the total number of fully diluted shares amount to 22,690,575. The loss per share for this period ended June 30, 2004 is $.0002 cents per share. The same assumptions were used for the same 2003 fiscal period.

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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                June 30, 2004                         June 30, 2003
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $30,609,397              $30,609,397  $28,523,590             $28,523,590

Property,
Plant
and
Equip-
ment   6,588,568   2,252,143    4,336,425    6,535,214   2,252,143   4,283,071
     ----------- -----------  -----------  -----------  ---------- -----------
     $37,197,965 $ 2,252,143  $34,945,822  $35,058,804  $2,252,143 $32,806,661
     =========== ===========  ===========  ===========  ========== ===========

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves.) The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable; estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

INVESTMENTS IN JOINT VENTURE

As of June 30, 2004, the Company's investments, including charges for interest expense to the Joint Venture, were $45,338,278 and three of the Company's subsidiaries' advances were $590,265 for a total of $45,928,543.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2004 and 2003, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                            2004             2003
                                            ----             ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87           $45,338,278      $41,161,345
The Company's initial investment
 in the Joint Venture                      3,508,180        3,508,180
Sanseb's investment in the Joint Venture   3,508,180        3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company            36,887,241       34,695,080
                                         -----------     ------------
Total:                                    89,241,879       82,872,785
Advances by the Company's three
 subsidiaries                                590,265          590,265
                                         -----------      -----------
Combined total investment                $89,832,144      $83,463,050
                                         ===========      ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM and for the retrofitting and expansion of its San Cristobal Mill and Plant. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves and at the recently acquired exploration concession area consisting of 21,489 acres. Presently, it is erecting its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On March 3, 2003, the Company received the New SSGM from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) which includes and encompasses the existing SSGM, and is in the process of exploring three of the formerly operated gold mines.

On May 25, 2004 the Company received from the Ministry of Economy's office its Nueva Esparta Exploration Concession/License (Nueva Esparta) which consists of eight formerly operated gold and silver mines.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004


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

(c)  MINERAL CONCESSIONS/LICENSES

Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed
SSGM) - approximately 1.2306 square kilometers (304 acres), Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under their Agreement Number 519 extended the exploitation concession for a period of thirty (30) years. This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

New SSGM Exploration Concession/License (New SSGM) - approximately
40.7694 square kilometers (10,070 acres)

On October 20, 2002, the Company applied for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM under Resolution Number 27 issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, three other formerly operative gold and silver mines known as the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine are included in the New SSGM and are being explored. The Company has complied as required by filing its annual activity report and it paid the annual surface tax to the Government of El Salvador.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

NUEVA ESPARTA EXPLORATION CONCESSION/LICENSE (NUEVA ESPARTA) - 45 SQUARE KILOMETERS (11,115 ACRES)

On or about October 20, 2002, the Company filed an application with the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. On May 28, 2004 the Government of El Salvador, under their Resolution Number 271, issued the Nueva Esparta Exploration Concession/License for a period of four years starting from the date following the notification of this resolution which was received on June 4, 2004. This concession/license may be extended for two two-year periods or for a total of eight years. This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Banadero Mine, the Carrizal Mine, the Copetillo Mine, the Grande Mine, the La Joya Mine the Las Pinas Mine, the Montemayor Mine, and the Oro Mine.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

SAN FELIPE-EL POTOSI MINE ("POTOSI")

REAL ESTATE LEASE AGREEMENT

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative ("Cooperative") of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine consisting of 675 acres based on a royalty payment for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

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

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador; on January 14, 2002, it entered into an agreement to lease the premises for a period of thirty years. Other real estate
ownership or leases in El Salvador are as follows:   the Company owns
approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it previously leased approximately 175 acres in the Department of Morazan in the Republic of El Salvador. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                 06/30/04      06/30/03
                                                 --------      --------
Related Parties
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using the
Misanse lease, real estate and all
other assets owned by the Company,
its subsidiaries and the Joint Venture
as collateral. (Note 7)                       $ 9,851,488    $8,423,537

Other
Short-term notes and accrued interest
(June 30, 2004, $117,963 and June 30,
2003, $96,307) issued to creditors and
other non related parties, interest
rates of varying amounts, in lieu of
actual cash payments and includes a
mortgage on a certain parcel of land
pledged as collateral located in El
Salvador.                                         252,963       231,307
                                              -----------    ----------
Total:                                        $10,104,451    $8,654,844
                                              ===========    ==========

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and three months, including vacation pay, for a total of $2,856,515.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,866,170. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $952,577, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2004:

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

In addition, this related company does from time to time use its credit facilities to purchase items needed for itself or for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,348,383; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $524,224 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $336,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through June 30, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $160,134 which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. As of June 30, 2004, the Company owes $4,400 for Director fees and $61,863 for the accrued Officers'/employee compensation (President excluded).

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2004                       2003
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balances        $44,885,390   $27,200,167   $40,771,280  $23,751,735
Advances through
 June 30, 2004                452,888       890,345       390,065      833,146
                          -----------   -----------   -----------  -----------
Total Company advances     45,338,278    28,090,512    41,161,345   24,584,881
Advances by three of the
 Company's subsidiaries       590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
Total net advances
 June 30, 2004            $45,928,543   $28,090,512   $41,751,610  $24,584,881
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 22,794,091 shares were issued and outstanding as of June 30, 2004. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2004 or 2003.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004


c.  STOCK OPTION ACTIVITY:

                                   06/30/04              03/31/04
                              ------------------     ----------------
                                        Weighted             Weighted
                              Option     Average     Option   Average
                              Shares      Price      Shares    Price
                              ------      -----      ------    -----
Outstanding, beg. yr.         210,000     $0.23      960,000   $0.21
Granted
Exercised                                           (500,000)    N/A
Forfeited                                            (60,000)    N/A
Expired                       (40,000)              (190,000)    N/A
                            ---------     -----    ----------  -----
Outstanding, 06/30/04         170,000     $0.22      210,000   $0.23
                            =========     =====    ==========  =====

A summary of the outstanding stock options as of June 30, 2004, follows:

                                    Weighted Average         Weighted
   Range of             Amount         Remaining             Average
Exercise Prices      Outstanding    Contractual Life      Exercise Price
---------------      -----------    ----------------      --------------
Up  to  $2.99          170,000        .2018 years              $0.22

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

e.  SHARE LOANS - OTHERS

In the past, a series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.
As of June 30, 2004, there were no shares due to other parties for shares borrowed or due for interest payment.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 704,959 shares were issued, and 795,041 shares remain to be issued as of June 30, 2004.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provided the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of June 30, 2004, 385,000 shares remained in the account.

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

(12) COMMITMENTS AND CONTINGENCIES
----------------------------------

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2004

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

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. This guarantee is in the process of being renewed.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2004
                       PART I - FINANCIAL INFORMATION



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

Management's discussion and analysis ("MD&A") of the financial condition and results of operations of the Company should be read in conjunction with the latest audited consolidated financial statements and the notes thereto. The Company prepares and files its consolidated financial statements and MD&A in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("GAAP").

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2004 and 2003. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's unaudited consolidated financial statements, prepared in accordance with the accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation.
The Company bases its estimates on
historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The financial statements for the quarterly periods ended June 30, 2004, 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

THE COMPANY'S CURRENT STATUS

CURRENT EVENTS

Since February 2003, the Company has substantially increased its gold ore reserve potential by obtaining from the El Salvador Ministry of Economy through its Department of Hydrocarbons and Mines, three major concessions/licenses in the Republic of El Salvador, Central America.
All properties below the subsurface are owned by it. Therefore, in order to mine and extract precious metals, a concession license must be granted by the Government of El Salvador. The Company was able to obtain the following concessions/licenses:

1.   New San Sebastian Gold Mine Exploration Concession/License (New
     SSGM) consisting of 40.7694 square kilometers (10,070 acres) issued under Government of El Salvador (GOES) Resolution Number 27 dated February 24, 2003 (Received March 3, 2003)

The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America, and encompasses the existing San Sebastian Gold Mine. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines included in the New SSGM are being explored: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.

2. Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres), Department of La Union, El Salvador, Central America, which is a part of the New SSGM. This exploitation concession/license was issued under GOES Agreement 591 on May 20, 2004 and delivered on June 4, 2004.

This exploitation concession/license was initially issued on August 18, 2003 and delivered to the Company on August 29, 2003 as a 20-year right. On May 20, 2004 (delivered June 4, 2004) the term of this right was changed to provide a term of 30 years. This right allows the Company to continue its exploitation, development and to extract and process gold and silver.

3. The Nueva Esparta Exploration Concession/License (Nueva Esparta) which consists of an area of 45 square kilometers (11,115 acres) was issued under GOES Resolution No. 271 on May 28, 2004 and delivered on June 4, 2004.

This rectangular area is north and adjacent to the New SSGM and it is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Banadero Mine, the Carrizal Mine, the Copetillo Mine, the Grande Mine, the La Joya Mine, the Las Pinas Mine, the Montemayor Mine and the Oro Mine.

These concessions/licenses provide the Company with a right to explore a total area of 21,489 acres. Of more importance than area is that this area includes 12 formerly operated mines and is in a mineralized zone. All indications are positive and the gold and silver ore potential will become known when exploration takes place. The Company is performing preliminary exploration in the identified mines. It plans to enter into a joint venture or other business arrangement.

GOLD ORE RESERVES (JUNE 30, 2004)

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

The Company's management has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the past two calendar years, the price of gold has increased to a level to place the SCMP into a profitable position.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from processing the tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The Modesto Mine has been placed on a standby basis pending the advice from its legal counsel relative to the filing of an application for concessions (licenses) on the properties it owns in this area. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and providing the gold price stabilizes at the current level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM, it is exploring the La Lola Mine, the Tabanco Mine and the Santa Lucia Mine.

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

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003
------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $3,457 or $.0002 cents per share. This compares to a net loss of $3,398 or $.0002 cents per share for the fiscal period ended June 30, 2003.

There was no current or deferred provision for income taxes during the fiscal period ended June 30, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal periods ended June 30, 2004 or 2003. The Company does not anticipate that inflation will have a material impact on continuing operations during this next fiscal year.

Interest expense in the sum of $392,413 was recorded by the Joint Venture during this fiscal period compared to $334,584 for the same period in 2003, and it was eliminated as an offset with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE FIRST QUARTER ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $3,398 or $.0002 cents per share. This compares to a net loss of $10,577 or $.0006 cents per share for the first quarterly period ended June 30, 2002.

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

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows: $8,250,000 for mining equipment and the completion of erecting a crushing system; $3,783,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has substantially increased during the last two years. The Company's incredibly low common share market price is a major deterrent in raising funds for the Company's needs.

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. In order for the Company to reach its goal of gold production, it may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with other companies.

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves with the recent acquired concession/license are extremely positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal period to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period which were used for a limited exploration program to progress the erection of the cone crushing system, and to maintain the SCMP.

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

From September 1987 through June 30, 2004, the Company has advanced the sum of $45,338,278 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $45,928,543. This investment includes the charge of $28,090,512 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding and standby maintenance costs, for the acquisition of the three concession/licenses, and all other related needs.

EMPLOYEES
---------

As of June 30, 2004, the Joint Venture employed between 40 and 50 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2004, the Company, and three of its subsidiaries, have advanced to the Joint Venture $45,928,543. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $28,090,512 through June 30, 2004. The Company furnishes all of the funds required by the Joint Venture. This interest expense charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concessions were granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to refurbish and expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares if it wants to raise equity capital via the sale of its shares. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold has increased substantially during this past fiscal year which should encourage investors to invest in gold mining companies.

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

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during this first fiscal quarter that could significantly affect the Company's internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

Some of the statements contained in this report are forward-looking unaudited statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2004
                         PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None pending.

Item 2.    Changes in Securities

           Reference is made to the financial statements which explain the number of common shares and stock options issued during this three-month period ended June 30, 2004.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 18, 2004 relating to an annual meeting of shareholders to be held on October 15, 2004. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 26, 2004 for disclosure of the details.

Item 5.    Other Information

           None.

Item 6(a). Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit No.     Description of Exhibit
                -----------     -----------------------
                   31.1*        Certification of President, Treasurer,
                                Chief Executive, Operating and Financial
                                Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002

                   31.2* Certification of Executive Vice President and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1* Certification of President, Treasurer, Chief Executive, Operating and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   32.2* Certification of the Executive Vice President and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           *Filed herewith

           (b)  Reports on Form 8-K

           On June 14, 2004 a Form 8-K was filed with the Securities and Exchange Commission to report that the Company was granted two additional concessions/licenses from the El Salvador
           Government.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCE GROUP CORP.
                                Registrant/Company

                                /s/ Edward L. Machulak
Date:  August 4, 2004           ______________________________________
                                Edward L. Machulak
                                President, Chief Executive, Operating and
                                Financial Officer and Treasurer