Form 10-Q
period 2004-09-30
COMMERCE GROUP CORP /WI/
filed 2004-11-09
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2004

                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,810,448 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2004.

                          COMMERCE GROUP CORP.

                                FORM 10-Q

             FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2004

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the fiscal year ended March 31, 2004.

     Consolidated Balance Sheets                                     3
     Consolidated Statements of Operations                           4
     Consolidated Statements of Changes in Shareholders' Equity      5
     Consolidated Statements of Cash Flows                           6
     Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              25
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 34
Item 4.  Controls and Procedures                                    34

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          36
Item 2.  Changes in Securities                                      36
Item 3.  Default Upon Senior Securities                             36
Item 4.  Submission of Matters to a Vote of Security Holders        36
Item 5.  Other Information                                          36
Item 6.  Exhibits and Reports on Form 8-K                           37

SIGNATURES:
     Registrant's Signature Page                                    37
     Certification of Chief Executive Officer (Section 302)         38
     Certification of Executive Vice President (Section 302)        39
     Certification of Chief Executive Officer (Section 906)         40
     Certification of Executive Vice President (Section 906)        41

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS


                                         Sept. 30, 2004   March 31, 2004
                                           (Unaudited)       (Audited)
                                         --------------   --------------


                               ASSETS
                               ------
Current assets
 Cash                                      $    25,094       $    30,348
 Investments                                   219,098           219,098
 Accounts receivable                           608,669           608,669
 Inventories                                    39,562            39,562
 Prepaid items and deposits                     97,032            95,794
                                           -----------       -----------
  Total current assets                         989,455           993,471

Property, plant and equipment, net           4,339,291         4,288,953
Mining resources investment                 31,184,041        30,111,890
                                           ------------      ------------
 Total assets                              $36,512,787       $35,394,314
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                          $   495,964       $   488,589
 Notes and accrued interest payable to
  related parties                           10,350,498         9,400,682
 Notes and accrued interest payable to
  others                                       258,407           247,579
 Accrued salaries                            2,965,628         2,871,128
 Accrued legal fees                            327,015           327,015
 Other accrued expenses                        685,259           646,523
                                           ------------      ------------
  Total liabilities                         15,082,771        13,981,516

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2004-none; 2003-none                      $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 09/30/2004-22,810,448                       2,281,045
 03/31/2004-22,681,591                                         2,268,159
Capital in excess of par value              19,286,510        19,274,597
Retained earnings (deficit)                   (137,539)         (129,958)
                                           ------------      ------------
  Total shareholders' equity                21,430,016        21,412,798
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $36,512,787       $35,394,314
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                          Three Months Ended
                            Second Quarter             Six Months Ended
                         09/30/04      09/30/03      09/30/04     09/30/03
                        ---------     ---------     ---------    ---------
Revenues:               $       0     $       0     $       0    $       0

Expenses:
 General and adminis-
 trative                    4,124         3,364         7,581        6,762
                        ----------    ----------    ----------   ----------
  Total expenses            4,124         3,364         7,581        6,762

Net profit (loss)          (4,124)       (3,364)       (7,581)      (6,762)
 Credit (charges) for
 income taxes                   0             0             0            0
                        ----------    ----------    ----------   ----------
Net income (loss)
 after income tax
 credit charge          $  (4,124)    $  (3,364)    $  (7,581)   $  (6,762)
                        ==========    ==========    ==========   ==========
 Basic net income
 (loss) per share       $  (.0002)    $  (.0002)    $  (.0003)   $  (.0003)
                        ==========    ==========    ==========   ==========

Diluted net income
 (loss) per share       $  (.0002)    $  (.0002)    $  (.0003)   $  (.0003)
                        ==========    ==========    ==========   ==========

Weighted av. common
 shares outstanding     22,560,928    20,628,566    22,560,928   20,628,566
                        ==========    ==========    ==========   ==========

Weighted av. diluted
 common shares          22,560,928    21,068,566    22,560,928   21,068,566
                        ==========    ==========    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         THROUGH THE PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED)


                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          ----------   ----------   -----------   ----------
Balances March 31, 2002   17,468,008    1,746,801   $18,792,109     $(79,691)

Net income (loss) for
 FY March 31, 2003                                                   (35,886)

 Dir./off./employee/
  services comp.             693,221       69,322        85,848
 Payment of debt           1,435,200      143,520        85,805
 Cash                        811,000       81,100        33,650
                          ----------   -----------  ------------  -----------
Balances March 31, 2003   20,407,429   $2,040,743   $18,997,412    $(115,577)

Net income (loss) for
 FY March 31, 2004                                                   (14,381)

 Dir./off./employee/
  services comp.             630,862       63,086        92,014
 Payment of debt             928,300       92,830       138,657
 Stock options exercised     230,000       23,000         6,500
 Cash                        485,000       48,500        63,350
 Reduce asset account                                   (23,336)
                          ----------   -----------  ------------  -----------
Balances March 31, 2004   22,681,591   $2,268,159   $19,274,597    $(129,958)

Net income (loss)
for second quarter
ended September 30, 2004                                           $  (7,581)

Common shares issued:
 Cash                        106,357       10,636         9,663
 Dir./off./employee
  services comp.              22,500        2,250         2,250
                          ----------   -----------  ------------  -----------
Balances September 30,
 2004                     22,810,448   $2,281,045   $19,286,510    $(137,539)
                          ==========   ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                  2004           2003
                                            -----------   ------------
OPERATING ACTIVITIES:
 Net income (loss)                          $   (7,581)   $    (6,762)
                                            -----------   ------------
ADJUSTMENTS TO RECONCILE
 NET INCOME (LOSS) TO
 NET CASH USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Increase (decrease) in accounts receivable                      (285)
 Decrease (increase) in investments                             9,880
 Decrease (increase) in prepaid items and
  deposits                                      (1,239)       (54,987)
 Increase (decrease) in accounts payable
  and accrued liabilities                       37,312         32,382
 Increase (decrease) in director fees            8,800          8,800
 Increase (decrease) in accrued salaries        94,500         90,000
 Increase (decrease) in accrued legal fees           0             74
                                            ----------       --------
 Total adjustments                             139,373         85,864
                                            ----------       --------
 Net cash provided by (used in)
  operating activity                           131,792         79,102

INVESTING ACTIVITIES:
 Investment in mining resources             (1,122,489)      (954,732)
                                            -----------      ---------
 Net cash used in investing activities      (1,122,489)      (954,732)

FINANCING ACTIVITIES:
 Net borrowings                                960,644        788,338
 Common stock issued                            24,799         96,291
                                            ----------       --------
Net cash provided by (used in)
 financing activities                          985,443        884,629

Net increase (decrease) in cash and
 cash equivalents                               (5,254)         8,999
 Cash - beg. of year                            30,348         28,004
                                            ----------    -----------
 Cash - end of fiscal period                $   25,094    $    37,003
                                            ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the six months:

                                               Six Months Ended
A. Cash information                    September 2004    September 2003
                                       --------------    --------------
   1.  Accrued interest capitalized        $808,559         $697,196
   2.  Interest expense paid in cash          None             None
   3.  Income taxes paid                      None             None

B. Non cash inventory and financing
   1.  Common stock issued for services       None             None
   2.  Accruals:  salaries, legal and
        director fees                      $128,800         $116,874
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2004


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States' corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador,
     Central America.   Gold bullion, currently the Joint Venture's
     principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Limited exploration is being performed at other mining projects until adequate funding is obtained under satisfactory terms and conditions. All of the Company's mining projects are located in the Republic of El Salvador, Central America.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

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

The number of diluted net income or loss shares is the same as the basic net income or loss shares.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

              September 30, 2004                  September 30, 2003
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $31,184,041              $31,184,041  $29,008,711             $29,008,711

Property,
Plant
and
Equip-
ment   6,591,434   2,252,143    4,339,291    6,537,581   2,252,143   4,285,438
     ----------- -----------  -----------  -----------  ---------- -----------
     $37,775,475 $ 2,252,143  $35,523,332  $35,546,292  $2,252,143 $33,294,149
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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment by applying the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves.) The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable; and no estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

INVESTMENTS IN JOINT VENTURE

As of September 30, 2004, the Company's investments, including charges for interest expense to the Joint Venture, were $46,453,166 and three of the Company's subsidiaries' advances were $590,265 for a total of $47,043,431.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2004 and 2003, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                            2004             2003
                                            ----             ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87           $46,453,166      $42,164,248
The Company's initial investment
 in the Joint Venture                      3,508,180        3,508,180
Sanseb's investment in the Joint Venture   3,508,180        3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company            37,479,058       35,244,522
                                         -----------     ------------
Total:                                    90,948,584       84,425,130
Advances by the Company's three
 subsidiaries                                590,265          590,265
                                         -----------      -----------
Combined total investment                $91,538,849      $85,015,395
                                         ===========      ===========


SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM and for the retrofitting and

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4,

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                 09/30/04      09/30/03
                                                 --------      --------
Related Parties
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using the
Misanse lease, real estate and all
other assets owned by the Company,
its subsidiaries and the Joint Venture
as collateral. (Note 7)                       $10,350,498    $8,804,890

Other
Short-term notes and accrued interest
(September 30, 2004, $123,407 and
September 30, 2003, $101,750) issued
to creditors and other non related parties,
interest rates of varying amounts, in lieu of
actual cash payments and includes a
mortgage on a certain parcel of land
pledged as collateral located in El
Salvador.                                         258,407       236,700
                                              -----------    ----------
Total:                                        $10,608,905    $9,041,640
                                              ===========    ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and three months, including vacation pay, for a total of $2,897,765.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $7,228,268. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $992,060, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2004:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,417,446; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $545,952 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $345,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through September 30, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $166,772 which bears interest at an annual rate of 16% payable monthly.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. As of September 30, 2004, the Company owes $8,800 for Director fees (President excluded) and $67,863 for the accrued Officers'/employee compensation.

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


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2004                       2003
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balances
  4/1/04                  $44,295,125   $27,200,167   $40,181,015  $23,751,735
Advances through
 September 30, 2004         2,158,041     1,850,273     1,983,233    1,695,979
                          -----------   -----------   -----------  -----------
Total Company advances     46,453,166    29,050,440    42,164,248   25,447,714
Advances by three of the
 Company's subsidiaries       590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
Total net advances
 September 30, 2004       $47,043,431   $29,050,440   $42,754,513  $25,447,714
                          ===========   ===========   ===========  ===========


(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At March 31, 2004, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $6,397,280 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2018.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 22,810,448 shares were issued and outstanding as of September 30, 2004. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2004 or 2003.

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

c.  STOCK OPTION ACTIVITY:

                                   09/30/04              03/31/04
                              ------------------     ----------------
                                        Weighted             Weighted
                              Option     Average     Option   Average
                              Shares      Price      Shares    Price
                              ------      -----      ------    -----
Outstanding, beg. yr.         210,000     $0.23      960,000   $0.21
Granted
Exercised                                           (500,000)    N/A
Forfeited                                            (60,000)    N/A
Expired                      (210,000)              (190,000)    N/A
                            ---------     -----    ----------  -----
Outstanding, 09/30/04               0     $0.00      210,000   $0.23
                            =========     =====    ==========  =====

There were no options issued.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


e.  SHARE LOANS - OTHERS

In the past, a series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 30 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.
As of September 30, 2004, there were no shares due to other parties for shares borrowed or due for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 704,959 shares were issued, and 795,041 shares remain to be issued as of September 30, 2004.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provided the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of September 30, 2004, 385,000 shares remained in the account.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004


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

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. This guarantee/bond was renewed for one year retroactive to July 15, 2004.

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

The Company presently has two reportable segments: mining and other. The mining segment was engaged in exploration and in the processing of gold. The mining operations are temporarily suspended. The other segments are those activities that are combined for reporting purposes.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004



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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - SEPTEMBER 30, 2004
                       PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2004 and 2003. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

The financial statements for the six month periods ended September 30, 2004, 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

THE COMPANY'S CURRENT STATUS

CURRENT EVENTS

Since February 2003, the Company has substantially increased its gold ore reserve potential by obtaining from the El Salvador Ministry of Economy through its Department of Hydrocarbons and Mines, three major concessions/licenses in the Republic of El Salvador, Central America.
All properties below the subsurface are owned by the Government of El Salvador. Therefore, in order to mine and extract precious metals, a concession license must be granted by the Government of El Salvador. The Company was able to obtain the following concessions/licenses:

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

GOLD ORE RESERVES (SEPTEMBER 30, 2004)

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


The estimated recoverable ounces by processing through the San Cristobal Mill and Plant range from 85% to 95%; the recovery of gold from the heap-leaching operations should range from 60% to 70%.

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

Through December 1999, the Joint Venture produced gold on a curbed basis primarily from processing the tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being erected at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The Modesto Mine has been placed on a standby basis pending the advice from its legal counsel relative to the filing of an application for concessions (licenses) on the properties it owns in this area. All of the Company's mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding at a reasonable cost is in place and providing the gold price stabilizes at the current level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM, it is exploring the La Lola Mine, the Tabanco Mine and the Santa Lucia Mine.

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

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
COMPARED TO SEPTEMBER 30, 2003
-----------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. During this six-month period, the Company recorded a net loss of $7,581 or $.0003 cents per share. This compares to a net loss of $6,762 or $.0003 cents per share for the six-month period ended September 30, 2003.

There was no current or deferred provision for income taxes during the fiscal period ended September 30, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal periods ended September 30, 2004 or 2003. The Company does not anticipate that inflation will have a material impact on continuing operations during this next fiscal year.

Interest expense in the sum of $808,559 was recorded by the Joint Venture during this six-month period compared to $697,196 for the same period in 2003, and it was eliminated as an offset with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002
--------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $6,762 or $.0003 cents per share. This compares to a net loss of $19,841 or $.0011 cents per share for the six-month period ended September 30, 2002.

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

Interest expense in the sum of $697,191 was recorded by the Joint Venture during this fiscal period compared to $585,425 for the same period in 2002, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999, the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the plant requires a major overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed. It estimates that the cost to perform the required improvements and to have a reserve for working capital will be $3 million.

In addition to the SCMP operation, the Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves with the recent acquired concession/license are extremely positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal period to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period which were used for a limited exploration program, to progress the erection of the cone crushing system, and to maintain the SCMP.

The Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from
similar sources as it has in the past.   It further believes that the
funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold continues to increase. These exploration programs may involve the use of airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through September 30, 2004, the Company has advanced the sum of $46,453,166 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $47,043,431. This investment includes the charge of $29,050,440 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding and standby maintenance costs, for the acquisition of the three concession/licenses, and all other related needs.

EMPLOYEES
---------

As of September 30, 2004, the Joint Venture employed between 35 and 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in Note 7 to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2004, the Company, and three of its subsidiaries, have advanced to the Joint Venture $47,043,432. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $29,050,044 through September 30, 2004. The Company furnishes all of the funds required by the Joint Venture. This interest expense charge has been eliminated from these financial statements.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. The Heritage Foundation (http://www.heritage.org/about/advancedsearch.cfw) rates El Salvador as number 24 in the 2004 Index of Economic Freedom. The United States has a number 10 rating. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares if it wants to raise equity capital via the sale of its common shares. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold has increased substantially during this past fiscal year which should encourage investors to invest in gold mining companies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $425 per ounce. The Company has not been engaged in any hedging contracts whatsoever.

FOREIGN CURRENCY
----------------

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures.
The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - SEPTEMBER 30, 2004
                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the status of common shares and stock options issued and outstanding as of September 30, 2004.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 15, 2004, the Company held its annual meeting of shareholders. From the 22,794,091 issued and outstanding common shares entitled to vote, 20,857,649 (91.505%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposals at this meeting:

          Proposal I was for the election of one Class III Director of the Company. Sidney Sodos has been elected as a Class III Director, whose term expires at the annual shareholders' meeting to be held in 2007 and/or until such time as his successor shall be elected and qualified. From the 20,857,649 shares voting at the meeting, the proposal electing Sidney Sodos as a Class III Director passed with votes of 20,650,862 (90.597%) in favor; 206,787 votes withheld authority.

          The following individuals continued in their capacity as Directors of the Company subsequent to the annual shareholders' meeting: Edward L. Machulak, Class I Director, whose term expires at the annual shareholders' meeting to be held in 2005, John H. Curry and Edward A. Machulak, Class II Directors, whose terms expire at the annual meeting to be held in 2006.

          Proposal II was to ratify the Directors' appointment of Bruce Michael Redlin, C.P.A., LLC as the Company's independent public accountant for its fiscal year ended March 31, 2005 and to authorize the Directors to fix the remuneration to be paid to the auditing firm. The proposal passed with 20,712,532 (90.868%) votes in favor; 129,436 votes were against the proposal, and 15,681 votes abstained.

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.   Other Information

          None.

Item 6(a).  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit No.           Description of Exhibit
            -----------           ----------------------

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



            (b)  Reports on Form 8-K

                 None filed during this second quarter ended September
                 30, 2004.


                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMERCE GROUP CORP.
                                  Registrant/Company


                                  /s/ Edward L. Machulak
Date:  November 5, 2004           ______________________________________
                                  Edward L. Machulak
                                  President,  Chief Executive,
                                  Operating and Financial Officer and
                                  Treasurer