Form 10-Q
period 2004-12-31
COMMERCE GROUP CORP /WI/
filed 2005-02-11
CIK 109757

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2004

                                    or

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
incorporation or organization)     (I.R.S. Employer Identification Number)


                         6001 NORTH 91ST STREET
                    MILWAUKEE, WISCONSIN  53225-1795
           (Address of principal executive offices)     (Zip Code)

   Registrant's telephone number, including area code:  (414) 462-5310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  ___   No
___ A Securities and Exchange Commission Form 8-K was filed on January 21, 2005 as explained in Part II - Other Information, Item 6(b). It relates to Section 4 - Matters Related to Accountants and Financial Statements under Item 4.01 Changes in Registrant's Certifying Accountant and Item 4.02 Non Reliance on Previously Issued Financial Statements or a Related Audit Report. This Form 8-K should be read in conjunction with this report.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,833,448 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2004.

                          COMMERCE GROUP CORP.
                               FORM 10-Q
             FOR THE THIRD QUARTER ENDED DECEMBER 31, 2004
                                 INDEX

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such SEC rules and regulations, except reference is made to the SEC Form 8-K filed on January 21, 2005 as described in Part II - Other Information, Item 6(b) of this report. It relates to Section 4 - Matters Related to Accountants and Financial Statements under Item 4.01 Changes in Registrant's Certifying Accountant and Item 4.02 Non Reliance on Previously Issued Financial Statements or a Related Audit Report. This Form 8-K should be read in conjunction with this report.

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the fiscal year ended March 31, 2004, except reference is made to the above paragraph relating to the SEC Form 8-K filed on January 21, 2005.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         CONSOLIDATED BALANCE SHEETS


                                  Dec. 31, 2004     March 31, 2004
                                    (Unaudited)        (Audited)
                                  -------------     --------------

                                ASSETS
                                ------

Current assets
  Cash                                $     7,930        $    30,348
  Investments                             218,528            219,098
  Accounts receivable                     584,581            608,669
  Inventories                              39,562             39,562
  Prepaid items and deposits               84,899             95,794
                                      -----------        -----------
    Total current assets                  935,500            993,471

Property, plant and equipment, net      4,342,362          4,288,953
Mining resources investment            31,800,259         30,111,890
                                      -----------        -----------
    Total assets                      $37,078,121        $35,394,314
                                      ===========        ===========

                               LIABILITIES
                               -----------

Current liabilities
  Accounts payable                    $   481,760        $   488,589
  Notes and accrued interest
   payable to related parties          10,860,181          9,400,682
  Notes and accrued interest
   payable to others                      263,850            247,579
  Accrued salaries                      3,012,878          2,871,128
  Accrued legal fees                      332,982            327,015
  Other accrued expenses                  696,926            646,523
                                      -----------        -----------
      Total liabilities                15,648,577         13,981,516

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  12/31/2004-none; 3/31/04 2003-none  $         0        $         0

Common stock, $0.10 par value:
  Authorized 50,000,000 shares;
  Issued and outstanding:
  12/31/2004-22,833,448                 2,283,345
  03/31/2004-22,681,591                                    2,268,159
Capital in excess of par value         19,287,210         19,274,597
Retained earnings (deficit)              (141,011)          (129,958)
                                      -----------        -----------
  Total shareholders' equity           21,429,544         21,412,798
                                      -----------        -----------
  Total liabilities and
   shareholders' equity               $37,078,121        $35,394,314
                                      ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31 (UNAUDITED)

                               Three Months Ended       Nine Months Ended
                              12/31/04    12/31/03     12/31/04    12/31/03
                              --------    --------     --------    --------
Revenues                    $        0  $        0   $        0  $        0
Expenses:
 General and administrative
   expense                       3,457       3,639       11,053      10,401
                            ----------  ----------   ----------  ----------
  Total expenses                 3,457       3,639       11,053      10,401

Net profit (loss)               (3,457)     (3,639)     (11,053)    (10,401)
  Credit (charges) for
   income taxes                      0           0            0           0
                            ----------  ----------   ----------  ----------
Net income (loss) after
 income tax credit (charge) $   (3,457) $   (3,639)  $  (11,053) $  (10,401)
                            ==========  ==========   ==========  ==========

Net income (loss) per share
 (Note 2) basic             $   (.0002) $   (.0002)  $   (.0005) $   (.0005)
                            ==========  ==========   ==========  ==========
Net income (loss) per share
 (Note 2) diluted           $   (.0002) $   (.0002)  $   (.0005) $   (.0005)
                            ==========  ==========   ==========  ==========
Weighted av. common basic
 shares (Note 2)            22,581,814  20,790,950   22,581,814  20,790,950
                            ==========  ==========   ==========  ==========
Weighted av. diluted common
 shares (Note 2)            22,581,814  21,230,950   22,581,814  21,230,950
                            ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       THROUGH THE NINE MONTH PERIOD ENDED DECEMBER 31, 2004 (UNAUDITED)


                                      Common Stock
                           ----------------------------------
                                                   Capital in    Retained
                            Number of               Excess of    Earnings
                             Shares    Par Value    Par Value    (Deficit)
                           ----------  ----------  -----------   ----------
Balances March 31, 2002    17,468,008  $1,746,801  $18,792,109   $ (79,691)

Net income (loss) for
 FY March 31, 2003                                                 (35,886)

 Dir./off./employee/
  services comp.              693,221      69,322       85,848
 Payment of debt            1,435,200     143,520       85,805
 Cash                         811,000      81,100       33,650
                           ----------  ----------   -----------  ----------
Balances March 31, 2003    20,407,429  $2,040,743   $18,997,412  $(115,577)

Net income (loss) for
 FY March 31, 2004                                                 (14,381)

 Dir./off./employee/
  services comp.              630,862      63,086        92,014
  Payment of debt             928,300      92,830       138,657
 Stock options exercised      230,000      23,000         6,500
 Cash                         485,000      48,500        63,350
 Reduce asset account                                   (23,336)
                           ----------  ----------   -----------  ----------
Balances March 31, 2004    22,681,591  $2,268,159   $19,274,597  $(129,958)

Net income (loss) for
 third quarter ended
 December 31, 2004                                               $ (11,053)

Common shares issued:
  Cash                        106,357      10,636         9,663
  Dir./off./employee/
   services comp.              45,500       4,550         2,950
                           ----------  ----------   -----------  ----------
Balances December 31,
 2004                      22,833,448  $2,283,345   $19,287,210  $(141,011)
                           ==========  ==========   ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED (UNAUDITED)



                                              12/31/04        12/31/03
                                              --------        --------
OPERATING ACTIVITIES:

Net income (loss)                         $   (11,053)     $   (10,401)
                                          ------------     ------------
ADJUSTMENTS TO
 RECONCILE NET INCOME
 (LOSS) TO NET CASH
 USED IN OPERATING
 ACTIVITIES:
Changes in assets and liabilities
 Decrease (increase)
  in account  receivables                      24,088             (285)
 Decrease (increase)
  in investments                                  570          (21,120)
 Decrease (increase) in
  prepaid items and deposits                   10,895          (54,297)
 Increase (decrease) in
  accounts payable and
  accrued liabilities                          43,573           57,248
 Increase (decrease) in
  accrued salaries                            141,750          136,500
 Increase (decrease) in
  accrued legal fees                            5,966               74
                                          ------------     ------------
  Total adjustments                           226,842          118,120
  Net cash provided by                    ------------     ------------
   (used in) operating
   activity                                   215,789          107,719

INVESTING ACTIVITIES:
 Investment in mining
   resources                               (1,741,777)      (1,460,098)

FINANCING ACTIVITIES:
 Net borrowings                             1,475,771        1,004,157
 Common stock issued                           27,799          365,913
Net cash provided by                      ------------     ------------
 (used in) financing
 activities                                 1,503,570        1,370,070

Net increase (decrease)
 in cash and cash
 equivalents                                  (22,418)          17,691
Cash - beg. of year                            30,348           28,004
Cash - end of fiscal                      ------------     ------------
 period                                   $     7,930      $    45,695
                                          ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the nine months:


                                              Nine Months Ended
A.  Cash information                    December 2004   December 2003
                                        -------------   -------------
    1.  Accrued interest capitalized      $1,249,246     $1,062,801
    2.  Interest expense paid in cash         None           None
    3.  Income taxes paid                     None           None

B.  Non cash inventory and financing
    1.  Common stock issued for services     $3,000          None
    2.  Accruals:  salaries, legal
         and director fees                  $185,916       $177,974
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States' corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador,
     Central America.   Gold bullion, currently the Joint Venture's
     principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") and an enlarged area located near the city of Santa Rosa de Lima. Limited exploration is being performed at other mining projects until adequate funding is obtained under satisfactory terms and conditions. All of the Company's mining projects are located in the Republic of El Salvador, Central America.

     On March 3, 2003, the Company received an exploration license dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 42 square kilometers, which is hereafter referred to as the "New SSGM Exploration Concession/License" or the "New SSGM." This expanded exploration area provides the Company with an opportunity to increase its gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines: the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


              December 31, 2004                      December 31, 2003
        ------------------------------         -----------------------------
                 Accumulated                            Accumulated
        Cost     Depreciation      Net         Cost     Depreciation     Net
        ----     ------------      ---         ----     ------------     ---

Mineral
Proper-
ties
and
Deferred
Develop-
ment $31,800,259               $31,800,259  $28,491,486              $28,491,486

Property,
Plant
and
Equip-
ment   6,594,505    2,252,143    4,342,362    6,387,699   2,252,143    4,135,556
     -----------  -----------  -----------  -----------  ----------  -----------
     $38,394,764  $ 2,252,143  $36,142,621  $34,879,185  $2,252,143  $32,627,042
     ===========  ===========  ===========  ===========  ==========  ===========


Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations (March 31, 2000) in view of the weak price of gold at that time and the need to expand these facilities, no depreciation has been recorded during this fiscal year.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

INVESTMENTS IN JOINT VENTURE

As of December 31, 2004, the Company's investments, including charges for interest expense to the Joint Venture, were $47,667,106 and three of the Company's subsidiaries' advances were $590,265 for a total of $48,257,371.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2004 and 2003, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2004           2003
                                                 ----           ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87               $47,667,106    $43,200,908
The Company's initial investment
 in the Joint Venture                          3,508,180      3,508,180
Sanseb's investment in the Joint Venture       3,508,180      3,508,180
Sanseb's investment in the mining projects
and amount due to the Company                 38,128,386     35,802,664
                                             -----------    -----------
Total:                                        92,811,852     86,019,932
Advances by the Company's three
 subsidiaries                                    590,265        590,265
                                             -----------    -----------
Combined total investment                    $93,402,117    $86,610,197
                                             ===========    ===========

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM and for the retrofitting and

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4,

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                              12/31/04        12/31/03
                                              --------        --------
Related Parties
Mortgage and
promissory notes to related parties,
interest ranging from one percent to
four percent over prime rate, but not
less than 16%, payable monthly, due on
demand, using the Misanse lease, real
estate and all other assets owned by
the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)       $10,860,181     $9,015,265

Other

Short-term notes and accrued
interest (December 31, 2004, $128,850
and December 31, 2003, $107,914)
issued to creditors and other non
related parties, interest rates of
varying  amounts, in lieu of actual
cash payments and includes a mortgage
on a certain parcel of land pledged as
collateral located in El Salvador.              263,850        242,194
                                            -----------     ----------
Total:                                      $11,124,031     $9,257,459
                                            ===========     ==========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and nine months, including vacation pay, for a total of $2,939,015.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $7,514,085. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,033,179 including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2004:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,570,652; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $568,581 which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $354,600 for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $354,600 for 1,916.75 hours of legal services rendered from July 1980 through December 31, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $173,683 which bears interest at an annual rate of 16% payable monthly.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. As of December 31, 2004, the Company accrued $11,200 for Director fees (President excluded) and $141,750 was added to the accrued Officers'/employee compensation.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 2004                      2003
                                 ----                      ----
                          Total      Interest       Total      Interest
                         Advances     Charges      Advances     Charges
                         --------    --------      --------    --------
Beginning balances
 4/1/04                $44,295,125  $27,200,167  $40,181,015  $23,751,735
Advances through
 December 31, 2004       3,371,981    2,893,511    3,019,893    2,579,950
                       -----------  -----------  -----------  -----------
Total Company advances  47,667,106   30,093,678   43,200,908   26,331,685
Advances by three of
 the Company's
 subsidiaries              590,265            0      590,265            0
                       -----------  -----------  -----------  -----------
Total net advances
December 31, 2004      $48,257,371  $30,093,678  $43,791,173  $26,331,685
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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 22,833,448 shares were issued and outstanding as of December 31, 2004. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

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

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2004 or 2003.

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

c.  STOCK OPTION ACTIVITY:

                              12/31/04               3/31/04
                          -----------------    ------------------
                                   Weighted             Weighted
                          Option    Average    Option    Average
                          Shares     Price     Shares     Price
                          ------     -----     ------     -----
Outstanding, beg. yr.     210,000    $0.23     960,000    $0.21
Granted
Exercised                                     (500,000)     N/A
Forfeited                                      (60,000)     N/A
Expired                  (210,000)            (190,000)     N/A
                         ---------   -----    ---------   -----
Outstanding, 12/31/04           0    $0.00     210,000    $0.23
                         =========   =====    =========   =====

There were no options issued or outstanding.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

e.  SHARE LOANS - OTHERS

In the past, a series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 30 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.
As of December 31, 2004, there were no shares due to other parties for shares borrowed or due for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 744,459 shares were issued, and 755,541 shares remain to be issued as of December 31, 2004.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provided the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations to its El Salvadoran employees. As of December 31, 2004, 382,000 shares remained in the account.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004

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

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. On August 30, 2004 this guarantee/bond that was retroactive to July 15, 2004, was renewed for one year.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2004


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

Important Note: Reference is made to Part II - Other Information, Item 6(b) of this report in regard to the SEC Form 8-K that was filed on January 21, 2005. It relates to Section 4 - Matters Related to
Accountants and Financial Statements under Item 4.01 Changes in
Registrant's Certifying Accountant and Item 4.02 Non Reliance on
Previously Issued Financial Statements or a Related Audit Report. This Form 8-K should be read in conjunction with this report.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2004
                       PART I - FINANCIAL INFORMATION


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

The Company alerts any reader of this report to be aware of the SEC Form 8-K that was filed on January 21, 2005 as described in Part II - Other
Information, Item 6(b) of this report.   It relates to Section 4 -
Matters Related to Accountants and Financial Statements under Item 4.01 Changes in Registrant's Certifying Accountant and Item 4.02 Non Reliance on Previously Issued Financial Statements or a Related Audit Report. This Form 8-K should be read in conjunction with this report.

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2004 and 2003. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

A critical accounting policy is one that is important to the portrayal of the Company's financial condition and results, and requires the Company to make difficult subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes the following accounting policies are critical policies; accounting for its gold ore reserves, environmental liabilities, income taxes, asset retirement obligations and other indeterminable or unforeseen events.

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

The financial statements for the nine month periods ended December 31, 2004, 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

GOLD ORE RESERVES (DECEMBER 31, 2004)

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

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003
-------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. During this nine-month period, the Company recorded a net loss of $11,053 or $.0005 cents per share. This compares to a net loss of $10,401 or $.0005 cents per share for the nine-month period ended December 31, 2003.

There was no current or deferred provision for income taxes during the fiscal period ended December 31, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company is not in operation, inflation did not have a material impact. The Company will not speculate on whether or not inflation will have a material impact on future operations.

Interest expense in the sum of $1,244,246 was recorded by the Joint Venture during this nine-month period compared to $1,062,801 for the same period in 2003, and it was eliminated as an offset with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE THIRD QUARTER ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002
------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $10,401 or $.0005 cents per share. This compares to a net loss of $29,386 or $.0016 cents per share for the nine-month period ended December 31, 2002.

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

Interest expense in the sum of $1,062,081 was recorded by the Joint Venture during this fiscal period compared to $896,089 for the same period in 2002, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

From September 1987 through December 31, 2004, the Company has advanced the sum of $47,667,106 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $48,257,371. This investment includes the charge of $30,093,678 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Hormiguero Mine, and the Montemayor Mine, for SSGM infrastructure, including rewiring, repairing and installation of about two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding and standby maintenance costs, for the acquisition of the three concession/licenses, and all other related needs.

EMPLOYEES
---------

As of December 31, 2004, the Joint Venture employed between 35 and 45 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay and continues to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in Note 7 to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2004, the Company, and three of its subsidiaries, have advanced to the Joint Venture $47,667,106. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $30,093,678 through December 31, 2004. The Company furnishes all of the funds required by the Joint Venture. This interest expense charge has been eliminated from these financial statements.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. The Heritage Foundation (http://www.heritage.org/about/advancedsearch.cfw) rates El Salvador as number 24 in the 2004 Index of Economic Freedom. The United States has a number 10 rating. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares if it wants to raise equity capital via the sale of its common shares. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold has increased substantially during this past fiscal year which should encourage investors to be more willing to invest in gold mining companies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $435 per ounce. The Company has not been engaged in any hedging contracts whatsoever.

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

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during this fiscal period that could significantly affect the Company's internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURIITES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2004
                         PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None pending.

Item 2.    Changes in Securities

           Reference is made to the financial statements which explain the status of common shares and stock options issued and outstanding as of December 31, 2004.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company reported the details of the Annual Shareholders' Meeting held on October 15, 2004 in the SEC Form 10-Q for the period ended September 30, 2004 as a subsequent event under
           Part II - Other Information, Item 4. Other than the Annual Shareholders' Meeting, there is nothing to report.

Item 5.    Other Information

           None.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2004
                         PART II - OTHER INFORMATION


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

      (b)  Reports on Form 8-K

           Important Note: Reference is made to Part II - Other Information, Item 6(b) of this report in regard to the SEC Form 8-K that was filed on January 21, 2005. It relates to
           Section 4 - Matters Related to Accountants and Financial Statements under Item 4.01 Changes in Registrant's Certifying Accountant and Item 4.02 Non Reliance on Previously Issued Financial Statements or a Related Audit Report. This Form 8-K should be read in conjunction with this report.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMERCE GROUP CORP.
                                    Registrant/Company


                                    /s/ Edward L. Machulak
Date:  February 8, 2005             ______________________________________
                                    Edward L. Machulak
                                    President, Chief Executive, Operating
                                    and Financial Officer and Treasurer