Form 10-K/A
period 2004-03-31
COMMERCE GROUP CORP /WI/
filed 2005-08-08
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2004

                       Commission File Number 1-7375

                            COMMERCE GROUP CORP.
           (Exact name of registrant as specified in its charter)

     WISCONSIN                                              39-6050862
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

                           6001 North 91st Street
                      Milwaukee, Wisconsin 53225-1795
            (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                     on which registered
-------------------                                   ---------------------
Common Shares $0.10 par value      Over The Counter Bulletin Board (OTC BB)


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any
amendment to this Form 10-K/A.  [   ]

Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

The aggregate market value of the 15,662,802 shares held by nonaffiliates of the registrant based on the closing price of the OTC BB on September 30, 2003 was approximately $4,072,329.

At March 31, 2004, there were 22,681,591 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K/A is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, which was filed with the Commission within 120 days after the end of the registrant's fiscal year.


                            COMMERCE GROUP CORP.
                       2004 FORM 10-K/A ANNUAL REPORT
                  For the Fiscal Year Ended March 31, 2004

                             TABLE OF CONTENTS

                                                                       Page


                                   PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 20
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . 20
Item 4(a).  Executive Officers and Managers of the Company . . . . . . . 21

                                  PART II

Item 5.     Market for the Company's Common Stock and Related
            Stockholders' Matters. . . . . . . . . . . . . . . . . . . . 23
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . 24
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . 25
Item 7(a).  Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 36
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . 38
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . . 66
Item 9(a).  Controls and Procedures. . . . . . . . . . . . . . . . . . . 66

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . 66
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . 67
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . 67
Item 13.    Certain Relationships and Related Transactions . . . . . . . 67
Item 14.    Principal Accounting Fees and Services . . . . . . . . . . . 67

                                  PART IV

Item 15.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 67


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this report on Form 10-K/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.



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

Precious Metal Mining
---------------------

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



                                     3

OPERATIONS
----------

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

At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                                      Ounces
                                        Average               -----------------------
                               Tons       Grade    Contained    Probable        Total
                        ----------- -----------  ----------- -----------  -----------
San Sebastian Gold Mine
(a) Virgin ore, dump
    waste material and
    tailings             14,404,096       0.081                1,166,732    1,166,732
(b) Stope fill
    (estimated)           1,000,000       0.340                  340,000      340,000
                        ----------- -----------  ----------- -----------  -----------
                         15,404,096                1,166,732     340,000    1,506,732

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

                                     4
The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. On January 14, 2003, the Company entered into an amended and renewed 20-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM). The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the net sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. The Joint Venture Agreement authorizes Commerce to execute agreements on behalf of the Joint Venture.

ORGANIZATIONAL STRUCTURE AND MINING PROJECTS
--------------------------------------------

The percentage of ownership of the Joint Venture and the Company's subsidiaries are shown below and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated.


                                                                   Charter/Joint Venture
Included in the Consolidated Statements     % Ownership       Place         Date
---------------------------------------     -----------  ----------   ----------
Homespan Realty Co., Inc. ("Homespan")            100.0   Wisconsin   02/12/1959
Ecomm Group Inc. ("Ecomm")                        100.0   Wisconsin   06/24/1974
San Luis Estates, Inc. ("SLE")                    100.0    Colorado   11/09/1970
San Sebastian Gold Mines, Inc. ("Sanseb")          82.5      Nevada   09/04/1968
Universal Developers, Inc.  ("UDI")               100.0   Wisconsin   09/28/1964
Commerce/Sanseb Joint Venture
("Joint Venture")                                  90.0 Wisconsin &
                                                        El Salvador   09/22/1987

Not included in the Consolidated Statements
-------------------------------------------
Mineral San Sebastian, S.A. de C.V.  ("Misanse")   52.0 El Salvador   05/08/1960


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

WORLD GOLD MARKET PRICE, CUSTOMERS AND COMPETITION
--------------------------------------------------

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is generally influenced by basic supply and demand fundamentals. It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies. The Company's present and past practice has been to sell its gold and silver at the world market spot prices. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many worldwide refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dor, was refined by and sold to a refinery located in the United States.

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

EL SALVADOR, CENTRAL AMERICA INFORMATION SOURCES
------------------------------------------------

The most current information about El Salvador can be obtained from the following sources:

1. General information can be obtained through the Internet from the following websites:
          http://www.usinfo.org.sv/newsite/eng/irc/svlinks.html and
          http://www.dirla.com/elsalvador2.html.

2. The U.S. Embassy in El Salvador can also be contacted at Final Boulevard Santa Elena Sur, Urbanizacion Santa Elena, Antiguo
     Cuscatl n, La Libertad, El Salvador, telephone (011) 503-278-4444 and fax (011) 503-278-6011 or at its website:
     http://elsalvador.usembassy.gov/consular2.

OPERATIONS, OTHER THAN MINING
-----------------------------

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

LAND ACQUISITION, DEVELOPMENT, OWNERSHIP AND REAL ESTATE SALES
--------------------------------------------------------------

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

EMPLOYEES
---------

As of March 31, 2004, the Company and its wholly-owned subsidiaries employed between 35 and 45 persons, which number may adjust seasonally. The Company also employs up to four persons, including part-time help, in the United States. None of the Company's employees are covered by collective bargaining agreements.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS
-------------------------------------------------------------------

Other than concessions, licenses and interests in mining properties granted by governmental authorities and private landowners, the Company does not own any material patents, trademarks, licenses, franchises or concessions.

SIGNIFICANT CUSTOMERS
---------------------

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold when the Joint Venture is in production. The gold in dor, form is refined and then sold at the world market spot price to a refinery located in the United States.

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


                                                             Amount
                                 Date                      of Funds
                              Interest                      to Make         Date Mine
       Property       Nature       was   Cost of           Property           will be
    Description  of Interest  Acquired  Interest        Operational       Operational
    -----------  -----------  -------- ---------  -----------------  ----------------
1.San Sebastian      Mineral      1968     5% of  This is dependent         It was in
   Mine located   concession           the gross    on the scale of    operation on a
        two and   consisting            precious    production that   curbed product-
 one-half miles      of 100%               metal         management    ion basis from
   northwest of    ownership            proceeds         decides to    03/31/05 until
    the city of       of the                  or      perform.  The      December 31,
     Santa Rosa     precious              $343 a          amount of         1999 when
    de Lima and       metals               month         investment   operations were
        the Pan    extracted           whichever      could be from     suspended due
       American    from this                  is         $5 million    to the need to
       highway.        mine.             higher.   to 100$ million.         overhaul,
                                                                      repair, restore
                                                                           and expand
                                                                             the SCMP
                                                                          facilities.

2.  San Felipe-  El Salvador  07/06/93     5% of       Undetermined     Undetermined.
    El Postosi/        legal           the gross            until a
   Cauplin Mine   counsel is            precious        preliminary
   located near       in the              metals   drilling program
    the city of   process of           proceeds.      is completed;
    Postosi, 18    reviewing                         estimated cost
   miles north- alternatives                            of drilling
    west of the    to obtain                         is $2 million.
    city of San  the mineral
        Miguel.  concession.

3.   Hormiguero    Ownership     09/93       The       Undetermined     Undetermined.
   Mine located       of the             surface            until a
     five miles    tailings.              use of        preliminary
    southest of                             land   drilling program
    the City of                           (rent)      is completed;
  San Cristobal                            is to     estimated cost
 Mill and Plant                               be        of drilling
  near the city                                         negotiated.    is $2 million.
  of Comacaron.                                        Mine surface
                                                  channel trenching
                                                  and adit cleaning
                                                should be completed
                                                       to determine
                                                    drilling costs.

4  Modesto Mine  Application     09/93    On the       Undetermined     Undetermined.
   located near        is to            Company-            until a
    the city of    submitted               owned        preliminary
    Paisnal andfor a mineral             land it           drilling
 about 19 miles   concession             appears         program is
    north of El  on the real               as if         completed;
  Salvador, the estate owned           this will          estimated
  capital city.       by the               be an            cost of
                  Company to                            underground          drilling
                    own 100%               mine,              is $2
                      of the          therefore,           million.
                    precious             no cost
                      metals                 for
                   extracted           interest.
                    from the
                 real estate
                    owned by
                the Company.

5.   Montemayor  Application     07/95        It       Undetermined     Undetermined.
   Mine located     is to be             appears            until a
 about 14 milessubmitted for           that this        preliminary
      northeast    a mineral             will be           drilling
    of SCMP and   concession           an under-         program is
      about six  on the real              ground         completed;
          miles estate owned               mine,          estimated
   northwest of       by the          therefore,            cost of
          SSGM.   Company to             current           drilling
                 own 100% of              leases              is $2
                the precious           will have           million.
                      metals               to be
                   extracted                           renegotiated
                    from the                 and
                   areas the           extended.
              Company leases.

6           San      Mil and Equipment Equipment      To expand the   Curbed product-
      Cristobal  Plant owned  02/23/93 purchased   plant, including     ion commenced
       Mill and     by Joint       and       and         a crushing       March 1995;
  Plant located     Venture.    there- extensive        system to a         expansion
        off the     The real     after    retro-        capacity of        program in
   Pan American       estate     Lease   fitting       500 tons per         progress.
        Highway     is owned  11/12/93   was and  day; an estimated        Operations
    west of the by an agency           continues       sum of up to         suspended
     city of El       of the               to be     $3 million may
    Divisadero.   Government          performed.       be required,       on 12/31/99
                      of El                  The      all dependent         until the
                   Salvador.                           depreciation    whether new or  existing
                    Includes          investment     used equipment      equipment is
                    crushing             through            will be       overhauled,
                   equipment            03/31/04         purchased.         repaired,
                  located at                  is                         restored and
                     the San                            $4,333,128.                   expansion
                   Sebastian
                  Gold Mine.


7.      New San  Exploration     02/03  Undeter-       Undetermined     Undetermined.
      Sebastian   concession               mined              until
      Gold Mine     issue by                  as        exploration
    Exploration          the                           negotiations             at an
    Concession/   Government             will be          estimated
        License        of El           made with         cost of $2
     consisting     Salvador                            the surface        million is
          of 42     for 100%              rights         completed.
         square    ownership             owners.
    kilometers.       of the
                    precious
                     metals.



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

SSGM RESERVES AND OPERATION


GOLD ORE RESERVES (03/31/05)
                                                                  Contained
                                                     Average           Gold
                                         Tons          Grade     Ounces (1)
                                 ------------   ------------   ------------
Ore - virgin                       14,404,096          0.081      1,166,732
Stope fill (estimated)              1,000,000          0.340        340,000
                                 ------------   ------------   ------------
   Totals                          15,404,096                     1,506,732


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

SAN FELIPE-EL POTOSI MINE ("POTOSI") AND ITS EXTENSION THE EL CAPULIN MINE ("EL CAPULIN")
--------------------------------------------------------------------------
POTOSI LOCATION

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

MONTEMAYOR MINE ("MONTEMAYOR")
-----------------------------

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

THE JOINT VENTURE LABORATORIES (LAB)
------------------------------------

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










                                     21

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



               Age as of      Executive Offices Held           Period Served
Name           March 31, 2004 With Company (1)                 In Office (2)
-------------  -------------- -----------------------------    ------------------
Edward L.
 Machulak      77             President, Chief Executive,
                              Operating and Financial Officer  9/14/62 to present
                              Treasurer                        06/78  to present

Edward A.
 Machulak
(Son of the
President)     52             Executive Vice President         10/16/92 to present
                              Secretary                        1/12/87 to present
                              Assistant Secretary              4/15/86 to 1/12/87

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



                                  PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS'
MATTERS
-------------------------------------------------------------------------

(A)  PRINCIPAL MARKET AND COMMON STOCK PRICE
--------------------------------------------

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



For the period ended                               March 31, 2004           March 31, 2003
                                         High       Low      High       Low
                                        -----     -----     -----     -----
First quarter ending June 30            $0.30     $0.15     $0.45     $0.08
Second quarter ending September 30      $0.37     $0.21     $0.29     $0.07
Third quarter ending December 31        $0.31     $0.22     $0.31     $0.10
Fourth quarter ending March 31          $0.30     $0.20     $0.42     $0.14

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

(c)  Equity Compensation Plans
------------------------------

None.

(d)  Dividend History
---------------------

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


(e)  Issue of Securities
------------------------

During the fourth quarter ended March 31, 2004, the Company issued 69,629 shares to its Directors in payment for Directors' fees, 31,481 shares for Officer's compensation; and 13,102 to a Director for services rendered. These shares were issued pursuant to a Securities and Exchange Commission Form S-8 Registration.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

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

                                                Year Ended March 31
                        -------------------------------------------------------------

                             2004        2003         2002        2001         2000
                        ----------- -----------  ----------- -----------  -----------
INCOME STATEMENT DATA

Total revenue           $         0 $         0  $        38 $   242,182  $   480,615
                        =========== ===========  =========== ===========  ===========
Income (loss) from
continuing operations   $ (237,790) $ (232,647)  $ (303,466) $ (164,679)  $ (396,232)
                        =========== ===========  =========== ===========  ===========
Income (loss) from
continuing operations
per share:

  Basic and diluted     $   (.0113) $   (.0123)  $   (.0186) $   (.0116)  $   (.0326)
                        =========== ===========  =========== ===========  ===========
Weighted average
  shares - basic/diluted 21,089,812  18,907,958   16,349,170  14,174,662   12,172,867
                        =========== ===========  =========== ===========  ===========
Cash dividends
per common share        $         0 $         0  $         0 $         0  $         0
                        =========== ===========  =========== ===========  ===========
Balance sheet data
  Working capital*1     $   504,882 $   457,538  $   199,573 $   152,906  $   420,963
                        =========== ===========  =========== ===========  ===========
  Total assets          $34,419,381 $32,500,150  $31,390,671 $30,008,216  $29,856,201
                        =========== ===========  =========== ===========  ===========
  Short-term
  obligations*1         $13,981,516 $12,329,096  $11,486,216 $ 9,998,955  $10,231,272
                        =========== ===========  =========== ===========  ===========
  Long-term
  obligations           $         0 $         0  $         0 $         0  $         0
                        =========== ===========  =========== ===========  ===========
  Shareholders' equity  $20,437,865 $20,171,054  $19,904,455 $20,009,261  $19,624,929
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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters discussed in this report on Form 10-K/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K/A. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

GOLD ORE RESERVES (03/31/04)

The Company's geologists have defined the following San Sebastian Gold Mine gold ore reserves:


                               Tons       Average Grade              Ounces
                        -----------       -------------       -------------
Virgin ore               14,404,096               0.081           1,166,732
Stope fill estimated      1,000,000               0.340             340,000
                        -----------       -------------       -------------
  Totals                 15,404,096                               1,506,732

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

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003
--------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $237,790 or $.0113 cents per share. This compares to a net loss of $232,647 or $.0123 cents per share for the fiscal year ended March 31, 2003.

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

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002
--------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, when it has funds to commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold stabilizes at a price level to assure a profitable operation. The Company recorded a net loss of $232,647 or $.0123 cents per share. This compares to a net loss of $303,465 or a loss of $.0186 cents per share for the fiscal year ended March 31, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

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


EMPLOYEES
---------

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


ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

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

                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm. . . . . . . . . 39

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2004 and 2003 . . . . 40
Consolidated Statements of Operations, Years Ended March 31,
  2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . 41
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2004, 2003 and 2002. . . . . . . . . . . . . . . 42
Consolidated Statements of Cash Flows, Years Ended March 31,
  2004, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . 43
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 46

Supplementary Financial Data:

Report of Independent Registered Public Accounting Firm on the
Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . 39

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.





          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Commerce Group Corp.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (a Wisconsin corporation) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



Chisholm, Bierwolf & Nilson, LLC
Certified Public Accountants


Bountiful, Utah
July 5, 2005



       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Balance Sheets--March 31

                                                     2004          2003
                                                 ------------  ------------
                                   ASSETS
                                  -------
Current assets
  Cash                                           $     30,348  $     28,004
  Other current assets                                219,098       194,578
  Accounts receivable, related                        584,011       582,608
  Accounts receivable, other                           24,658        25,604
  Mining supplies                                      39,562        39,562
  Prepaid items and deposits                           95,794        41,901
                                                 ------------  ------------
     Total current assets                             993,471       912,257

Real estate                                                 -        23,336
Property, plant and equipment, net                  4,333,128     4,280,912
Mining resources investment                        29,092,782    27,283,645
                                                 ------------  ------------
     Total assets                                $ 34,419,381  $ 32,500,150
                                                 ============  ============

                                LIABILITIES
                                -----------

Current liabilities
  Accounts payable                               $    262,704  $    233,635
  Accounts payable, related                           225,885       221,084
  Notes and accrued interest payable to
   related parties                                  9,400,682     8,027,380
  Notes and accrued interest payable to others        247,579       225,922
  Accrued salaries                                  2,871,128     2,672,415
  Accrued legal fees                                  327,015       326,941
  Other accrued expenses                              646,523       621,719
                                                 ------------  ------------
     Total liabilities                             13,981,516    12,329,096

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                            SHAREHOLDERS' EQUITY
                           ---------------------
Preferred Stock
  Preferred stock, $0.10 par value:
   Authorized 250,000 shares;
   Issued and outstanding
   2004-none; 2003-none                          $          0  $          0
  Common stock, $0.10 par value:
   Authorized 50,000,000 shares;
   Issued and outstanding:
   2004-22,681,591                                  2,268,159
   2003-20,407,429                                                2,040,743
  Capital in excess of par value                   19,274,597    18,997,412
  Retained earnings (deficit)                     (1,104,891)     (867,101)
                                                 ------------  ------------
     Total shareholders' equity                    20,437,865    20,171,054
                                                 ------------  ------------
     Total liabilities and shareholders' equity  $ 34,419,381  $ 32,500,150
                                                 ============  ============



            The accompanying notes are an integral part of these
                     consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
                        For the Years Ended March 31


                                                 2004          2003          2002
                                             ------------  ------------  ------------
Revenues:                                    $          0  $          0  $          0

Expenses:
  General and administrative                      237,790       232,647       303,466
                                             ------------  ------------  ------------

  Net profit (loss)                          $  (237,790)  $  (232,647)  $  (303,466)
  Credit (charges) for income taxes                     0             0             0
                                             ------------  ------------  ------------
  Net income (loss) after income tax
   credit (charge)                           $  (237,790)  $  (232,647)  $  (303,466)
                                             ============  ============  ============

  Net income (loss) per share basic          $      (.01)  $      (.01)  $      (.02)
                                             ============  ============  ============


   Weighted av. common shares outstanding      21,089,812    18,907,958    16,349,170
                                             ============  ============  ============


Reference is made to "(2) Significant Accounting Policies, Earnings (Loss) Per Common Share," for an explanation of the anti-dilutive effect due to losses.







            The accompanying notes are an integral part of these
                     consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended March 31, 2004, 2003 and 2002

                                                            Common Shares
                                                          ------------------------------------
                                                             Capital in      Retained
                                      Number of               Excess of      Earnings
                                         Shares  Par Value    Par Value     (Deficit)
                                   ------------ ----------  -----------  ------------
Balances March 31, 2001              15,794,008 $1,579,401  $18,760,849  $  (330,988)

Net loss for FY March 31, 2002                -          -            -     (303,466)

Common stock issued for:
 Dir./off./employee/services comp.    1,154,000    115,400        5,260             -
 Payment of debt                        250,000     25,000       12,500             -
 Cash                                   270,000     27,000       13,500             -
                                   ------------ ----------  -----------  ------------
Balances March 31, 2002              17,468,008  1,746,801   18,792,109     (634,454)

Net loss for FY March 31, 2003                -          -            -     (232,647)

Common stock issued for:
 Dir./off./employee/services comp.      693,221     69,322       85,848             -
 Payment of debt                      1,435,200    143,520       85,805             -
 Cash                                   811,000     81,100       33,650             -
                                   ------------ ----------  -----------  ------------
Balances March 31, 2003              20,407,429  2,040,743   18,997,412     (867,101)

Net loss for FY March 31, 2004                -          -            -     (237,790)

Common stock issued for:
 Dir./off./employee/services comp.      630,862     63,086       92,014             -
 Payment of debt                        928,300     92,830      138,657             -
 Stock options exercised for cash       230,000     23,000        6,500             -
 Cash                                   485,000     48,500       63,350             -
 Capital distribution                         -          -     (23,336)             -
                                   ------------ ----------  -----------  ------------
Balances March 31, 2004              22,681,591 $2,268,159  $19,274,597  $(1,104,891)
                                   ============ ==========  ===========  ============




           The accompanying notes are an integral part of these consolidated financial statements.



       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Cash Flows
                        For the Years Ended March 31

                                                 2004          2003          2002
                                             ------------  ------------  ------------
Operating activities:
  Net loss                                     $(237,790)    $(232,647)    $(303,466)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Common stock issued for services rendered      155,100       155,170       120,660
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable
     and other current assets                    (24,977)      (85,108)         1,680
   Decrease (increase) in prepaid items and
     deposits                                    (53,893)      (16,856)         8,935
   Increase (decrease) in accounts payable
     and other accrued expenses                    58,674        58,915      (54,183)
   Increase (decrease) in accrued salaries       (94,101)       196,650       454,330
   Increase (decrease) in accrued legal fees           74        12,138         6,518
                                             ------------  ------------  ------------
     Net cash provided by (used in)
     operating activities                       (196,913)        88,262       234,474

Investing activities:
  Investment in mining resources and
   property, plant and equipment                (135,241)     (214,089)     (260,294)
                                             ------------  ------------  ------------
     Net cash used by investing activities      (135,241)     (214,089)     (260,294)

Financing activities:
  Cash received on related party notes
   payable                                        193,148             -             -
  Common stock issued for cash                    141,350       114,750        40,500
                                             ------------  ------------  ------------
     Net cash provided by financing
     activities                                   334,498       114,750        40,500

Net increase (decrease) in cash and
cash equivalents                                    2,344      (11,077)        14,680
Cash - beg. of year                                28,004        39,081        24,401
                                             ------------  ------------  ------------
Cash - end of year                           $     30,348  $     28,004  $     39,081
                                             ============  ============  ============



            The accompanying notes are an integral part of these
                     consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:                    Year Ended
                                                             March 31, 2004           March 31, 2003
                                                             --------------          ---------------
A.  Cash information                                     $ Amount            $ Amount
                                                       ----------          ----------
    1.  Accrued interest capitalized                   $1,433,298          $1,212,976
    2.  Interest expense paid in cash                           -                   -
    3.  Income taxes paid                                       -                   -

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer compensation,
        employee benefits and services          630,862  $155,100   693,221  $155,170
    2.  Related party notes payable             928,300  $231,487 1,435,200  $229,325

C.   Other supplemental disclosures

1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $86,650 at March 31, 2004. The funds are to be used to pay the El Salvadoran employee medical benefits of $567 and pension benefits of $40,628 as required by the El Salvadoran Government.

     The vacation and Christmas bonus payments are due when earned while the severance pay is due and payable at such time when the employee has been discharged, retired, permanently laid off, death or when incapable of working due to permanent health/work related conditions. This amounts to a sum of $36,850 at March 31, 2004. The Company has sole control and jurisdiction over this account and to the best of the Company's knowledge, there is absolutely no condition, right, or requirement by the El Salvadoran authorities to have such funds in any form of a reserve.

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at March 31, 2004.

2. The accounts receivable, related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                                Misanse    Others     Total
                                               --------  --------  --------
Accounts receivable                            $584,011  $ 24,658  $608,669
Accounts payable                               $225,885  $262,704  $488,589


On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified that Misanse owed the Company the sum of $582,608 for advances the Company incurred on behalf of Misanse. It was also confirmed that the Company owed Misanse a sum of $221,084 primarily for leasing the property. An accounting is as follows:


                                                     Accounts      Accounts
                                                   Receivable       Payable
                                                 ------------  ------------
January 14, 2003 balance                         $    582,608  $    221,084
3/31/03 cash advances/charges                             946           686
3/31/04 cash advances/charges                             457         4,115
                                                 ------------  ------------
Total                                            $    584,011  $    225,885


     The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,011 and that the Company owes Misanse $225,885 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.





            The accompanying notes are an integral part of these
                     consolidated financial statements.











        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

(1)  The Company and Basis of Presentation of Financial Statements
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Expanded exploration is being curtailed at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America.

     On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 42 square kilometers, which is hereafter referred to as the "New SSGM Exploration Concession/License" or the "New SSGM." This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines: the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

     As of March 31, 2000, the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at the current or a higher selling price.

     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production. It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with other companies.

     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received were not acceptable by the Company due to the terms and conditions.




        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004


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

(2)  Significant Accounting Policies
------------------------------------

CONSOLIDATED STATEMENTS

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated. The Company does not have corporate control of Misanse as the majority of Misanse's elected directors are to be El Salvadoran shareholders.

                                                                  Charter/Joint Venture
                                                                  ---------------------

Included in the Consolidated Statements  % Ownership         Place          Date
---------------------------------------  -----------  ------------  ------------
Homespan Realty Co., Inc. ("Homespan")         100.0     Wisconsin    02/12/1959
Ecomm Group Inc. ("Ecomm")                     100.0     Wisconsin    06/24/1974
San Luis Estates, Inc. ("SLE")                 100.0      Colorado    11/09/1970
San Sebastian Gold Mines, Inc. ("Sanseb")       82.5        Nevada    09/04/1968
Universal Developers, Inc.  ("UDI")            100.0     Wisconsin    09/28/1964
Commerce/Sanseb Joint Venture
  ("Joint Venture")                             90.0   Wisconsin &
                                                       El Salvador     9/22/1987

Not included in the Consolidated Statements
-------------------------------------------
Mineral San Sebastian, S.A. de C.V.
("Misanse")                                     52.0   El Salvador    05/08/1960



        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

OTHER CURRENT ASSETS

Other current assets consist of securities held as nominee for the Commerce Group Corp. Employee Benefit Account, and are stated at cost. Other current assets also include certain precious stones also stated at cost.

ACCOUNTS RECEIVABLE

The accounts receivable primarily consists of the advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the accounts payable.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MINING SUPPLIES

Mining supplies consist of consumable supplies used in connection with processing ore and are stated at cost, which is lower than the market value.

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

REVENUE RECOGNITION

Revenue from the sale of gold will be recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured. Gold sales will be made in accordance with sales contracts where the price is fixed or determinable.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases.
Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations effective as of March 31, 2000, it also ceased to depreciate its fixed assets.


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004


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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment when events or changes in circumstances indicate that the properties or equipment may be impaired and then at that time it plans to apply the provisions of Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable), estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

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


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees when such plan will be implemented by the Company. At that time, the Company will disclose the requirements of SFAS No. 148. No stock-based employee compensation has been provided as of this date.

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


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

EARNINGS (LOSS) PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS N. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net income and diluted net income per share. Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares.

However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, there is no difference in the earnings or the number of basic or diluted shares.

FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                                               March 31, 2004                         March 31, 2003
                                    ----------------------------------               -----------------------------------
                         Accumulated                         Accumulated
                            Depre-                              Depre-
                 Cost      ciation       Net         Cost      ciation        Net
               ---------- ---------- -----------  ----------- ----------  -----------
Mineral
Properties
and
Deferred
Development   $29,092,782            $29,092,782  $27,283,645             $27,283,645

Property,
Plant and
Equipment       6,585,271  2,252,143   4,333,128    6,533,055  2,252,143    4,280,912
               ---------- ---------- -----------  ----------- ----------  -----------
              $35,678,053 $2,252,143 $33,425,910  $33,816,700 $2,252,143  $31,564,557
              =========== ========== ===========  =========== ==========  ===========


Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded during this fiscal year.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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

On September 22, 1987, the Company and Sanseb entered into a joint venture agreement to formalize their relationship with respect to the mining venture and to account for the Company's substantial investment in Sanseb. Under the terms of the agreement, the Company is authorized to supervise and control all of the business affairs of the Joint Venture and has the authority to do all that is necessary to resume mining operations at the SSGM on behalf of the Joint Venture. The net pre-tax profits of the Joint Venture will be distributed as follows: Company 90%; and Sanseb 10%.
Since the Company owns 82 1/2% of the authorized and issued common shares of Sanseb, the Company in effect has over a 98% interest in the Joint Venture activities.

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

















        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2004 and 2003, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                          2004          2003
                                                      ------------  ------------
The Company's advances (net of gold sale
proceeds) since 09/22/87                              $ 44,295,125  $ 40,181,015
The Company's initial investment in the Joint
Venture                                                  3,508,180     3,508,180
Sanseb's investment in the Joint Venture                 3,508,180     3,508,180

Sanseb's investment in the mining projects and
amount due to the Company                               36,340,906    34,160,023
                                                      ------------  ------------
Total:                                                  87,652,391    81,357,398

Advances by the Company's three subsidiaries               590,265       590,265
                                                      ------------  ------------
Combined total investment                             $ 88,242,656  $ 81,947,663
                                                      ============  ============

SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Presently the Company is in the process of exploring three of the formerly operated gold mines. On May 24, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the "Nueva Esparta" and included eight formerly operated gold and silver mines. Exploration has commenced on the Montemayor Mine.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(A)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding common shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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




        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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

EL SALVADOR MINERAL PRODUCTION FEES

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploitation more attractive. The principal change is that the fee has been reduced to two percent of the gross gold and silver receipts. The Company believes that it is in compliance with the new law, and plans to file applications for all of the mining concessions in which it has an interest.

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





        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                             03/31/04      03/31/03
                                                           ------------  ------------
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

Other

Short-term notes and accrued interest (March 31, 2004,
$112,578 and March 31, 2003, $90,922) issued to other
non related parties, interest rates of varying  amounts,
in lieu of actual cash payments and includes a mortgage
on a certain parcel of land pledged as collateral located
in El Salvador.                                                 247,579       225,922
                                                           ------------  ------------
Total:                                                     $  9,648,261  $  8,253,302
                                                           ============  ============

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 23 years, including vacation pay, for a total of $2,815,265 and $2,636,515 at March 31, 2004 and 2003,
respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2004 and 2003:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,565,817 and $5,521,516 at March 31, 2004 and 2003, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company has borrowed an aggregate of $915,066 and $824,866 at March 31, 2004 and 2003, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

The President, as an individual, and not as a Director or Officer of the Company, presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse common shares issued and outstanding.




        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,262,390 and $1,120,442 at March 31, 2004 and 2003, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

On June 30, 2001, GLSCO purchased 250,000 restricted common shares at a price of $.15 per share and it received options to purchase 250,000 common shares on or before July 2, 2003, at a price of $.25 per share. On June 24, 2003, GLSCO exercised its option right to purchase 230,000 shares. The terms of this transaction are no less favorable than those obtained from unrelated third parties.

On December 17, 2003, in order to reduce debt, and in consideration for cancellation of $115,900 of debt owed to GLSCO, the Company sold to GLSCO 436,600 of its restricted common shares, $.10 par value, at a price of $.25 a share.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2004 and 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $503,581 and $429,391 at March 31, 2004 and 2003, respectively which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $327,600 and $291,600 at March 31, 2004 and 2003, respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through March 31, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $153,828 and $131,165 at March 31, 2004 and 2003, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996, the
Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 101,110 common shares valued at $.27 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2004. In addition, during this period one Director received 39,752 of the Company's common shares for consulting services valued at $10,200. The Chairman/President does not receive any Director fees.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                        2004                     2003
                                       -----------------------               -----------------------
                                Total     Interest       Total     Interest
                             Advances      Charges    Advances      Charges
                          -----------  ----------- -----------  -----------
Beginning balances        $40,181,015  $23,751,735 $36,729,923  $20,448,289

March 31, 2004 advances     4,114,110    3,448,432   3,451,092    3,303,446

Total Company advances     44,295,125   27,200,167  40,181,015   23,751,735

Advances by three of the
Company's subsidiaries        590,265            0     590,265            0
                          -----------  ----------- -----------  -----------
Total net advances
March 31, 2004            $44,885,390  $27,200,167 $40,771,280  $23,751,735
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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be recognized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                             March 31,
                                                             --------------------------
                                                     2004          2003
                                                 ------------  ------------
  Deferred Tax Assets:
   Net Operating Loss Carryfowards                 $2,097,000           $ ?
   Valuation Allowance for Deferred Tax Assets    (2,097,000)             ?
                                                 ------------  ------------
   Net Deferred Tax Assets                       $          -  $          -
                                                 ============  ============

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


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

C.  STOCK OPTION ACTIVITY:


                                  03/31/04             03/31/03              03/31/02

                                  Weighted             Weighted              Weighted
                          Option   Average     Option   Average      Option   Average
                          Shares     Price     Shares     Price      Shares     Price
                       --------- ---------  --------- ---------   --------- ---------
Outstanding,
 beg. yr.                960,000 $    0.21    670,000 $    0.22     920,000 $    1.27

Granted                                       290,000 $    0.19     520,000 $    0.25

Exercised              (500,000)       N/A          0       N/A           0       N/A

Forfeited               (60,000)       N/A          0       N/A   (500,000)       N/A

Expired                (190,000)       N/A                    0         N/A (270,000)  N/A
                       --------- ---------  --------- ---------   --------- ---------
Outstanding,
 end of yr.              210,000 $    0.23    960,000 $    0.21     670,000 $    0.22
                       ========= =========  ========= =========   ========= =========


A summary of the outstanding stock options as of March 31, 2004, follows:

                                                Weighted
                                                 Average
                Range of                        Remaining         Range of
                Exercise         Amount        Contractual        Exercise
                 Prices       Outstanding         Life              Price
             -------------   -------------    ------------       ----------
             Up  to  $2.99         210,000     .3589 years            $0.23


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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

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

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered, 682,459 shares were issued, and 817,541 shares remain to be issued as of March 31, 2004.

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

(11)  LITIGATION
----------------

There is no known pending litigation.

(12)  CERTAIN CONCENTRATIONS AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels. One is insured by the Federal Deposit Insurance Corporation. The other is an El Salvadoran banking institution which the Company uses to pay its El Salvadoran obligations. The Company considers the U.S. institution to be financially strong and does not consider the underlying risk at this time with its El Salvadoran bank to be significant. To date, these concentrations of credit risk have not had a significant effect on the Company's financial position or results of operations.

The Company is not subject to credit risk in connection with any hedging activities as it has not hedged any of its gold production. If the Company changes its policies, then it will only use highly-rated credit worthy counterparties, therefore it should not anticipate non-performance.

(13) COMMITMENTS AND CONTINGENCIES
----------------------------------

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


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

ENVIRONMENTAL GUARANTEES

In connection with the issuance of environmental permits, the Company has provided the Government of El Salvador with the following guarantees on September 27, 2002: three-year guarantees were issued by the Banco Agricola, S.C. on behalf of the Company to the Ministry of Environment and Natural Resources; Guarantee No. 1901-0000059-8 was issued for the San Cristobal Mill and Plant in the sum of $771.49; and Guarantee no. 1901-0000058-7 was issued for the Renewed SSGM Exploitation Concession/License in the sum of $14,428.68.

In connection with the Renewed SSGM Exploitation Concession/License, on July 15, 2003 a one-year, third-party liability guarantee (bond) in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. (Anglosal) on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The Company pledged its SSGM laboratory real estate as collateral to Anglosal for the issuance of the bond. On August 24, 2004 the bond was renewed and will expire on July 15, 2005, unless it is renewed.

The El Salvadoran Environmental Law, Decree No. 233, 1998 and the General Regulation of the Environmental Law specify the following:

     - An environmental permit from the Ministry of Environment and Natural Resources (MARN) based on the approval of an Environmental Impact Assessment, is required for exploration, exploitation and industrial processing of minerals and fossil fuels;
     - The environmental permit requires the company to implement prevention, minimization or compensation measures established in the environmental management program, which is a component of the Environmental Impact Assessment;
     - A financial security (bond) is required that covers the total cost of the facilities or investment required to comply with the environmental management plans included in the Environmental Impact Assessment.

Numeric standards for ambient air quality; emissions from fixed sources; maximum environmental noise levels; water quality and effluent limits are specified in various norms and regulation, including the Special Regulation of Technical Norms for Environmental Quality Decree No. 40, and the Special Regulations of Wastewater Decree No. 39.

The El Salvadoran Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office
(MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.

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


        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

(14) BUSINESS SEGMENTS
----------------------

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

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploration of precious metals. The mining operations are temporarily suspended. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded.

                                 Mining *1 El Salvador,           Corporate
                                        Central America        Headquarters
                                     ------------------  ------------------
Year ended March 31, 2004
  Sales and revenues                 $                0  $                0
  Depreciation & amortization                         0                   0
  Operating income (loss)                             0           (237,790)
  Total assets                               34,169,935             249,446
  Capital expenditures                        1,861,353                   0

Year ended March 31, 2003
  Sales and revenues                 $                0  $                0
  Depreciation & amortization                         0                   0
  Operating income (loss)                             0           (232,647)
  Total assets                               32,277,568             222,582
  Capital expenditures                          806,764                   0

Year ended March 31, 2002
  Sales and revenues                 $                0  $                0
  Depreciation & amortization                         0                   0
  Operating income (loss)                             0           (303,466)
  Total assets                               31,121,523             269,149
  Capital expenditures                        1,378,388                   0


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.



        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
               Notes to the Consolidated Financial Statements
                               March 31, 2004

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

The following is a tabulation of unaudited quarterly operating results for 2004 and 2003:


                                                            Per Share Basic
                               Operating             Net        Diluted Net
Fiscal year ended 3/31/04       Revenues          (Loss)      Income/(Loss)
-------------------------     ----------    ------------    ---------------
First quarter 6/30/03         $        0    $   (57,070)    $       (.0027)
Second quarter 9/30/03        $        0        (54,691)            (.0026)
Third quarter 12/31/03        $        0        (59,448)            (.0028)
Fourth quarter 3/31/04        $        0        (66,581)            (.0032)
                              ----------    ------------    ---------------
                              $        0    $  (237,790)    $       (.0113)
                              ==========    ============    ===============
First quarter 6/30/02         $        0    $   (68,630)    $       (.0036)
Second quarter 9/30/02        $        0        (60,023)            (.0032)
Third quarter 12/31/02        $        0        (61,884)            (.0033)
Fourth quarter 3/31/03        $        0        (42,110)            (.0022)
                              ----------    ------------    ---------------
                              $        0    $  (232,647)    $       (.0123)
                              ==========    ============    ===============

(16) Uncertainties

     The Company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past 5 years, the Company and its shareholders and officers have been unable to provide the capital necessary to continue the operations of the Company and the maintenance of the mine and related equipment. However, there is no guarantee that the Company can continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management believes it has sufficient reserves through loans from its principal officer through interested accredited investors to continue operations for the coming year. Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open pit heap leaching operation at the San Sebastian Gold Mine.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

There has been no change in the Company's certified public accountants during the past two years. There has been no report on Form 8-K of a disagreement between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9(A).  CONTROLS AND PROCEDURES
-----------------------------------

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-K/A and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item appears under the captions "Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" included in the Company's definitive proxy statement for the 2004 Annual Meeting filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in the Annual Report on Form 10-K/A. Information regarding executive officers and managers is contained in Part I of this report under "Item 4(a). Executive Officers and Managers of the Company."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information called for by Item 11 is incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information called for by Item 12 is incorporated by reference from information under the captions "Security Ownership of Directors and Management" and "Principal Shareholders" in the Company's definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related
Transactions" in the Company's definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

The information called for by Item 14 is incorporated by reference from the information under the caption "Fees to Independent Accountants" to be included in the Company's definitive proxy statement filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)  FINANCIAL STATEMENTS AND SCHEDULES
---------------------------------------

See Index to Consolidated Financial Statements and Supplementary Financial Data in Item 8 of this report.

Report of Independent Registered Public Accounting Firm
on the Financial Statement Schedules . . . . . . . . . . . . . . . . . . 71

Schedule IV (1) Indebtedness of Related Parties. . . . . . . . . . . . . 72

Schedule IV (2) Indebtedness to Related Parties. . . . . . . . . . . . . 73

(B)  REPORTS ON FORM 8-K
-------------------------

There were no Form 8-K reports filed during the three months ended March
31, 2004.



(C)  EXHIBITS
-------------

All of the exhibits are incorporated by reference into this Annual Report on Form 10-K/A. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with the Annual Report on Form 10-K on May 27, 2004, with the exception of Exhibit 23.1, which is filed herein.



Exhibit No. Description of Exhibit
----------- --------------------------------------------------------------
   3.1      Articles of Incorporation of the Company.   (Incorporated by
            reference to Exhibit 3.(i) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

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


Exhibit No. Description of Exhibit
----------- --------------------------------------------------------------
   4 Instruments defining the rights of security holders, including indentures.

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

   10       Material contracts.

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


Exhibit No. Description of Exhibit
----------- --------------------------------------------------------------
   10.6 Letter Agreement, Edward L. Machulak, October 10, 1989. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended March 31, 1993.)

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

   11*      Schedule of Computation of Net Income Per Share

   21*      Subsidiaries and Joint Venture of the Company


Exhibit No. Description of Exhibit
----------- --------------------------------------------------------------

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


Exhibit No. Description of Exhibit
----------- --------------------------------------------------------------

   99.7 Individual financial statements of majority-owned companies have been omitted because these companies do not constitute a significant or material contribution to the Company.



                            COMMERCE GROUP CORP.
                        FORM 10-K/A - MARCH 31, 2004

                                  PART IV

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 5, 2005.


                         COMMERCE GROUP CORP.

                         (Company)

                         By: /s/ Edward L. Machulak
                         ---------------------------------------
                         Edward L. Machulak
                         Chairman of the Board of Directors,
                         Member of Executive Committee,
                         Member of Audit Committee
                         Director-Emeritus, President, Treasurer,
                         Chief Executive, Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:


Name                     Office                             Date
/s/ Edward L. Machulak
Edward L. Machulak       Chairman of the Board of Directors,
                         Member of Executive Committee,
                         Member of Audit Committee,
                         Director-Emeritus, President,
                         Treasurer, Chief Executive,
                         Operating and Financial Officer    July 5, 2005

/s/ Edward A. Machulak
Edward A. Machulak       Director, Member of Executive
                         Committee, Director-Emeritus,
                         Executive Vice President and
                         Secretary                          July 5, 2005

/s/ Sidney Sodos
Sidney Sodos             Director                           July 5, 2005

/s/ John H. Curry
John H. Curry            Director and Member of Audit
                         Committee                          July 5, 2005







             COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                              SCHEDULE IV (1)
               INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                 YEARS ENDED MARCH 31, 2004, 2003, AND 2002

Commerce/Sanseb Joint Venture (Joint Venture)
---------------------------------------------

                          Beginning of     Additions to Deletions to   Balance at End
Name of Person (1)          Period (3)  Indebtedness(2) Indebtedness    of Period (3)
-----------------         ------------  --------------- ------------   --------------
Year ended March 31, 2004
Joint Venture              $40,771,280       $4,114,110           $0      $44,885,390

Year ended March 31, 2003
Joint Venture              $37,320,188       $3,451,092           $0      $40,771,280

Year ended March 31, 2002
Joint Venture              $33,109,401       $4,210,787           $0      $37,320,188


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

San Sebastian Gold Mines, Inc. (SSGM)
-------------------------------------

                          Beginning of     Additions to Deletions to   Balance at End
Name of Person (1)          Period (3)  Indebtedness(2) Indebtedness    of Period (3)
-----------------         ------------  --------------- ------------   --------------
Year ended March 31, 2004
  SSGM                     $34,160,023       $2,180,883           $0      $36,340,906
Year ended March 31, 2003
  SSGM                     $31,989,058       $2,170,965           $0      $34,160,023
Year ended March 31, 2002
  SSGM                     $29,505,884       $2,483,174           $0      $31,989,058

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



            COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

                               SCHEDULE IV(2)
                      INDEBTEDNESS TO RELATED PARTIES
             CURRENT YEARS ENDED MARCH 31, 2004, 2003, AND 2002


                                        Balance at       Net Additions
                                      Beginning of      (Deletions) to     Balance at
                                            Period    Indebtedness (1)  End of Period
                                     -------------    ----------------  -------------
Year ended March 31, 2004
-------------------------
President of the Company             $   5,521,516    $   1,044,301(a)  $   6,565,817
President's RIRA                           824,866           90,200(b)        915,066
President's Affiliated Company           1,120,442          141,948(c)      1,262,390
President's Wife's RIRA                    429,391           74,190(d)        503,581
President's Son/Daughter-in-Law            131,165           22,663(d)        153,828
                                     -------------    ----------------  -------------
  Total, notes payable               $   8,027,380    $      1,373,302  $   9,400,682
                                     =============    ================  =============
President's Accrued Salary           $   2,636,515    $     178,750(e)  $   2,815,265
                                     =============    ================  =============
President's Wife's Consulting Fees   $     291,600    $      36,000(f)  $     327,600
                                     =============    ================  =============
Legal fees
  (President's son is a principal)   $     326,941    $          74(g)  $     327,015
                                     =============    ================  =============

Year ended March 31, 2003
-------------------------
President of the Company             $   4,643,856    $     877,660(a)  $   5,521,516
President's RIRA                           703,647          121,219(b)        824,866
President's Affiliated Company           1,098,193           22,249(c)      1,120,442
President's Wife's RIRA                    366,289           63,102(d)        429,391
Others                                     111,889           19,276(d)        131,165
                                     -------------    ----------------  -------------
  Total, notes payable               $   6,923,874    $      1,103,506  $   8,027,380
                                     =============    ================  =============
President's Accrued Salary           $   2,457,765    $     178,750(e)  $   2,636,515
                                     =============    ================  =============
President's Wife's Consulting Fees   $     255,600    $      36,000(f)  $     291,600
                                     =============    ================  =============
Legal fees
(President's son is a principal)     $     314,804    $      12,137(g)  $     326,941
                                     =============    ================  =============

Year ended March 31, 2002
-------------------------
President of the Company             $   3,676,503    $     967,353(a)  $   4,643,856
President's RIRA                           599,768          103,879(b)        703,647
President's Affiliated Company             926,205          171,988(c)      1,098,193
President's Wife's RIRA                    312,459           53,830(d)        366,289
Others                                      95,445           16,444(d)        111,889
                                     -------------    ----------------  -------------
 Total, notes payable                $   5,610,380    $   1,313,494     $   6,923,874
                                     =============    ================  =============

President's Accrued Salary           $   2,279,015    $     178,750(e)  $   2,457,765
                                     =============    ================  =============
President's Wife's Consulting Fees   $     219,600    $      36,000(f)  $     255,600
                                     =============    ================  =============
Legal fees
  (President's son is a principal)   $     308,286    $       6,518(g)  $     314,804
                                     =============    ================  =============


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







