Form 10-K
period 2005-03-31
COMMERCE GROUP CORP /WI/
filed 2005-08-08
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2005

                       Commission File Number 1-7375

                            COMMERCE GROUP CORP.
           (Exact name of registrant as specified in its charter)

     WISCONSIN                                              39-6050862
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                           6001 North 91st Street
                      Milwaukee, Wisconsin 53225-1795
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                     on which registered
--------------------------------                     ----------------------
Common Shares $0.10 par value                        Pink Sheets

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

The aggregate market value of the 16,735,882 shares held by nonaffiliates of the registrant based on the closing price of the OTC BB on September 30, 2004 was $1,589,909.

At March 31, 2005, there were 23,823,734 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.


                            COMMERCE GROUP CORP.
                        2005 FORM 10-K ANNUAL REPORT
                  For the Fiscal Year Ended March 31, 2005

                             TABLE OF CONTENTS

                                                                       Page

                                   PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 23
Item 4.     Submission of Matters to a Vote of Security Holders. . . . 23
Item 4(a).  Executive Officers and Managers of the Company . . . . . . 23

                                  PART II

Item 5.     Market for the Company's Common Stock and Related
            Stockholders' Matters. . . . . . . . . . . . . . . . . . . 25
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . 26
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of  Operations . . . . . . . . . . . 27
Item 7(a)   Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . . . 39
Item 8.     Financial Statements and Supplementary Data. . . . . . . . 40
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . 71
Item 9(a).  Controls and Procedures. . . . . . . . . . . . . . . . . . 72
Item 9(b)   Other Information. . . . . . . . . . . . . . . . . . . . . 72

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . 72
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . 73
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . 73
Item 13.    Certain Relationships and Related Transactions . . . . . . 73
Item 14.    Principal Accounting Fees and Services . . . . . . . . . . 73

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

                                   PART I


Item 1.  Business
-----------------
Glossary of Selected Mining Terms
---------------------------------


Cut-off Grade       The minimum grade of ore used to establish reserves.

Dore Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.

Development Stage   A "development stage" project is one which is
                    undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Exploration Stage   An "exploration stage" prospect is one which is not in
                    either the development or production stage.

Fault A surface or zone of rock fracture along which there has been displacement.

Feasibility Study   An engineering study designed to define the technical,
                    economic, and legal viability of a mining project with a high degree of reliability.

Formation           A distinct layer of sedimentary rock of similar
                    composition.

Grade The metal content of ore, usually expressed in troy ounces per ton.

Heap Leaching       A method of recovering gold or other precious metals
                    from a heap of ore placed on an impervious pad, whereby a dilute leaching solution is allowed to percolate through the heap, dissolving the precious metal, which is subsequently captured and recovered.

Mineralized
  Material The term "mineralized material" refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Net Smelter
 Return Royalty     A defined percentage of the gross revenue from a
                    resource extraction operation, less a proportionate share or transportation, insurance, and processing costs.

Outcrop That part of a geologic formation or structure that appears at the surface of the earth.


Probable Reserves   Reserves for which quantity and grade and/or quality
                    are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

Production Stage    A "production stage" project is actively engaged in the
                    process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proven Reserves     Reserves for which (a) quantity is computed from
                    dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

Reclamation         The process of returning land to another use after
                    mining is completed.

Recoverable         That portion of metal contained in ore that can be
                    extracted by processing.

Reserves That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Run-of-Mine         Mined ore of a size that can be processed without
                    further crushing.

Strip Ratio         The ratio between tonnage of waste and ore in an open
                    pit mine.

Waste Barren rock or mineralized material that is too low in grade to be economically processed.






GENERAL
-------

Commerce Group Corp. ("Commerce," the "Company," and/or the "Registrant") is the only precious metals company that has produced gold in the past twenty years in the Republic of El Salvador, Central America. Furthermore, since 1968, Commerce has been operative in the exploration, exploitation, development, and production of precious metals in El Salvador. Its gold ore reserves in the San Sebastian Gold Mine (SSGM) exceed 1.5 million ounces. Commerce's objectives are to obtain a sufficient amount of funds to expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation at its SSGM to produce gold at a profit. Commerce simultaneously continues to seek a compatible acquisition, merger, other business arrangement, or an endeavor in which synergism will prevail. This combination should enhance the value of Commerce's common shares.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters are based in Milwaukee, Wisconsin. It was organized in 1962 and its common shares have been publicly traded since 1968. The Company's shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the Symbol CGCO.OB from May 5, 1999 through January 20, 2005. Since January 21, 2005 its shares have been trading on the Pink Sheets under the trade symbol of CGCO.PK as a result of its former auditor not being registered with the Public Company Accounting Oversight Board (PCAOB) on or before the deadline date of October 22, 2003. Since the auditor was not registered, the financial statements for the period ended March 31, 2004 were regarded as being in non compliance with Section 102 of the Sarbanes-Oxley Act of 2002. Reference is made to the Company's Securities and Exchange Commission Form 8-Ks filed on January 21, 2005 and May 6, 2005.

COMPANY'S WEBSITE
-----------------

Commerce has a website located at http://www.commercegroupcorp.com. This website can be used to access recent new releases, U.S. Securities and Exchange Commission filings, the Company's Annual Report, Proxy Statement, Board Committee Charter, and other items of interest. The contents of the Company's website are not incorporated into this document. The U.S. Securities and Exchange Commission filings, including supplemental schedules and exhibits can also be accessed free of charge through the U.S. Securities and Exchange Commission's website at: http://www.sec.gov.

PRECIOUS METAL MINING
---------------------

Commerce continues to be engaged in the exploration, exploitation, development and production of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture ("Joint Venture"). Commerce holds a nearly 100% interest in the Joint Venture which is the operator of the San Sebastian Gold Mine ("SSGM").

Commerce's objective is to enhance the value of its shares by realizing profits from the production and sale of gold and silver, cash flow, and by increasing its gold/silver ore reserves. This may be achieved by its continuing to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves. Commerce has an opportunity to increase its gold ore reserves since on March 3, 2003, it received the New San Sebastian Gold Mine Exploration Concession/License hereinafter identified as the "New SSGM." It is currently exploring this 42-square kilometer area (10,374 acres), which includes three formerly-operated mines and encompasses the SSGM.


The Government of El Salvador on May 25, 2004 granted the Nueva Esparta Exploration Concession/License which consists of 45 square kilometers of area (11,115 acres) and includes eight formerly operated gold and silver mines. This concession further enhances the potential to increase gold and silver ore reserves. It presently is concentrating on the exploration of the Montemayor Mine which is one of the eight formerly operated mines in this concession.

Commerce's current goal is to secure sufficient capital to increase its production of gold to 113,000 ounces per year and to simultaneously develop additional gold/silver ore reserves. The Company expects to increase production by developing an open-pit, heap-leach operation on the SSGM site and by acquiring additional mill and related equipment which will increase the capacity of the processing of its higher grade virgin ore at the San Cristobal Mill and Plant ("SCMP"). The SSGM heap-leach operation should have the capability of producing (through processing a higher volume of gold ore of 2,000 to 6,000 tons per day) significantly more gold than what can be produced at the SCMP, which has a present capacity of processing
200 tons of gold ore per day. Commerce will also continue to explore areas contiguous to the SSGM site, and it also is planning exploratory and drill programs in its concession areas.

OPERATIONS

On December 31, 1999, the Joint Venture decided to temporarily suspend its processing of gold ore at its SCMP until such time as it has adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant. An overhauling is needed to preserve the integrity of the equipment. The initial resumption of producing gold was with the SCMP used equipment the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced, retrofitted or overhauled. Another significant concern at that time was the substantial decline in the world market price of gold. Concurrent with the decision to suspend processing gold ore was the awareness to increase efficiency by expanding the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation. From March 31, 1995 through December 31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were produced at the SSGM and then sold at the respective current world market price.

There are approximately 1.5 million ounces of proven and estimated gold ore
reserves at the SSGM.   Although the financial statement periods presented
herein reflect that the SSGM is the only one of the Company's mining properties which has generated revenues, there are strong indications of commercial gold/silver ore present at some of the other gold mine sites.



At the current stage of the exploration and development, the Company's geologists have defined the following gold reserves:

                                                                      Ounces
                                        Average               -----------------------
                               Tons       Grade    Contained    Probable        Total
                        ----------- -----------  ----------- -----------  -----------
San Sebastian Gold Mine
(a) Virgin ore, dump and
    waste material       14,404,096       0.081    1,166,732                1,166,732
(b) Stope fill
    (estimated)           1,000,000       0.340                  340,000      340,000
                        ----------- -----------  ----------- -----------  -----------
                         15,404,096                1,166,732     340,000    1,506,732
                        ===========              =========== ===========  ===========

The anticipated recovery for processing via the SCMP will range from 85% to 95% and for heap leaching from 65% to 70%.

SSGM JOINT VENTURE ARRANGEMENTS
-------------------------------

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

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the "Commerce/Sanseb Joint Venture" and sometimes referred to herein as the "Joint Venture") to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits. The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture. Under this agreement 90% of the net pre-tax profits of the Joint Venture will be distributed to Commerce and ten percent to Sanseb, and because Commerce owns 82 1/2% of the authorized and issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture. In order to maintain current accounting between Commerce and Sanseb, the interest charges to Sanseb on advances made by Commerce are kept separately. Therefore, when profits are earned, the interest due to Commerce when it is recorded will be paid from the cash distributions made to Sanseb.

The Joint Venture leases the SSGM from the Company's 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM). The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Item 8. Financial Statements and Supplementary Data, Note 7).

The Joint Venture is registered as an operating entity to do business in the State of Wisconsin, U.S.A. and in the Republic of El Salvador, Central America. The Joint Venture Agreement authorizes Commerce to execute agreements on behalf of the Joint Venture.

ORGANIZATIONAL STRUCTURE AND MINING PROJECTS
--------------------------------------------

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and its Commerce/Sanseb Joint Venture, but it excludes its 52% ownership of Mineral San Sebastian S.A. de C.V. Upon consolidation, all intercompany balances and transactions are eliminated.


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

Commerce was originally formed as a Wisconsin corporation (September 14, 1962). It then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation. It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993. Misanse previously had a mining concession with the government of El Salvador and is the owner of the SSGM real estate. At that time, Misanse had assigned the mining concession to Commerce Group Corp. and San Sebastian Gold Mines, Inc., the mining operator formed on September 22, 1987 and known as the Commerce/Sanseb Joint Venture (Joint Venture). The Joint Venture operates the SCMP (the gold processing plant acquired on February 23, 1993) and has conducted exploration, exploitation, development and production at the SSGM since October 1968; it was also in production from 1972 through March 1978 and from April 1, 1995 through December 1999. It also performed exploration at the following mines: San Felipe-El Potosi (from September 1993 through November 1999) and its extension Capulin (from May 1995 through November 1999); Modesto (from August 1993 through July
1997); Hormiguero (from September 1993 through 1998) and Montemayor (from March 1995 through July 1997). Commerce also owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM) which was chartered as a Nevada corporation on September 4, 1968.

From 2003 to the present the Joint Venture is performing exploration at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, which are included in the New SSGM and in the Nueva Esparta
Concession/License.

The Government of El Salvador has issued the Modesto and San Felipe-El Potosi mining concessions to others. Commerce's attorneys have challenged the legality of the issuance of these concessions. Commerce owns certain properties believed to be crucial to the Modesto Mine and it holds leases to the key property of the Montemayor Mine. It plans to apply for concessions on the Modesto property that it owns. It also has a lease agreement with the owners of the San Felipe-El Potosi Mine. Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the owner.


All of the mines mentioned, including the eleven mines admitted in the two exploration concessions, were formerly in production and did produce gold and/or silver. In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture had its own diamond drilling rig and had contracted with others to explore the above-described SSGM potential targets in depth. All of the mining properties appear to have promising geologic prospects, alterations, and historical records that bear evidence that all have been mined and at one time in the past produced gold/silver.

WORLD GOLD MARKET PRICE, CUSTOMERS AND COMPETITION
--------------------------------------------------

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold. The gold world market price is generally influenced by basic supply and demand fundamentals. It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company's control, including, but not limited to, expectations for inflation, the relative strength of the United States' dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors. The supply and demand for gold can also greatly affect the price of gold. The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies. The Company's present and past practice has been to sell its gold and silver at the world market spot prices. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals. There are many worldwide refiners and smelters available to refine these precious metals. Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis. The Joint Venture's SCMP operation which produces dor, was refined by and sold to a refinery located in the United States.

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

SEASONALITY
-----------

Seasonality does not have a material impact on the Company's operations, but the rainy season in El Salvador (May through November) can subdue production.


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

REPUBLIC OF EL SALVADOR, CENTRAL AMERICA INFORMATION SOURCES
------------------------------------------------------------

The most current information about El Salvador can be obtained from the following sources:

1. General information can be obtained through the Internet from the following websites: http://www.usinfo.org.sv/eng/irc/svlinks.html and http://www.dirla.com/elsalvador2.html.

2. The U.S. Embassy in El Salvador can also be contacted at Final Boulevard Santa Elena Sur, Urbanizacion Santa Elena, Antiguo
     Cuscatl n, La Libertad, El Salvador, telephone (011) 503-278-4444 and fax (011) 503-278-6011 or at its website:
     http://www.elsalvador.usembassy.gov.

OPERATIONS, OTHER THAN MINING
-----------------------------

Commerce independently and through its partially and wholly-owned subsidiaries conducted other business activities, which at present are
dormant.  Previous operations consisted of the following:   (1) land
acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. ("SLE") and Universal Developers, Inc. ("UDI"); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. ("Homespan"); and (3) advertising and various businesses, including Internet-related businesses, through its subsidiary, Ecomm Group Inc. ("Ecomm").


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

Misanse, the Company's majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres. This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane highway), about 108 miles southeast of the capital city of San Salvador, El Salvador, and is about 11 miles west from the border of the Country of Honduras. It is also about 26 miles from the city of La Union which has railroad and port facilities. The Company, on January 14, 2003, entered into a long term lease arrangement with Misanse.

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

EMPLOYEES
---------

As of March 31, 2005, the Company and its wholly-owned subsidiaries employed between 45 and 55 full-time persons, which number may adjust seasonally. The Company also employs up to four persons, including part-time help, in the United States. None of the Company's employees are covered by collective bargaining agreements.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS & GOVERNMENT
CONTRACTS
--------------------------------------------------------------------

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

The Company believes that the United States federal, state and local provisions regulating the discharge of materials into the environment should not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries as the Company does not have any mining activity in the United States.

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
        Highway     is owned  11/12/93   was and  day; an estimated        Operations
    west of the by an agency           continues       sum of up to         suspended
     city of El       of the               to be     $3 million may       on 12/31/99
    Divisadero.   Government          performed.       be required,         until the
                      of El                  The      all dependent          existing
                   Salvador.        depreciation     whether new or      equipment is
                    Includes          investment     used equipment       overhauled,
                    crushing             through            will be         repaired,
                   equipment            03/31/04         purchased.     restored and
                  located at                  is                           expansion
                     the San         $4,333,128.                         on the SCMP
                   Sebastian                                          facilities are
                  Gold Mine.                                         completed, and,
                                                                    dependent on the
                                                                      price of gold.


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

SSGM RESERVES AND OPERATION


GOLD ORE RESERVES (03/31/05)
                                                                  Contained
                                                     Average           Gold
                                         Tons          Grade     Ounces (1)
                                 ------------   ------------   ------------
Ore - virgin (includes 960,000
   tons of dump material)          14,404,096          0.081      1,166,732
Stope fill (estimated)              1,000,000          0.340        340,000
                                 ------------   ------------   ------------
   Totals                          15,404,096                     1,506,732


(1) The estimated recoverable ounces of gold by processing: SCMP, 85% to 95%; heap leach, 65% to 70%.

The dump material and stope fill at the SSGM are the by-products of past mining operations. The dump material is actually gold ore which has been mined in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process economically; however, it was reserved for future processing when the price of gold is at a level to process it profitably. The stope fill that is available was in the past (1900 era) considered to be too low of a grade of ore to process economically, therefore it was primarily used to fill the voids in the underground workings to accommodate the extraction of the higher grade of gold ore in the past SSGM mining activities. Virgin gold ore, as the term is used in this report, is gold ore which is on the surface and readily available for processing; it also includes the undeveloped underground gold ore.


At the turn of the twentieth century, the SSGM was rated as one of the richest gold mines in the world. The United Nations' 1969 Mineral Survey Report states that "unquestionably the San Sebastian deposit was the jewel of the El Salvador mining industry and one of the most prolific gold mines in Central America."

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

MISANSE MINING LEASE

The Company (previously through the Joint Venture) leases the SSGM from Mineral San Sebastian, S.A. de C.V. ("Misanse"), an El Salvadoran corporation. The Company owns 52% of the total of Misanse's issued and outstanding shares. The balance of the shares are owned by about 100 El Salvador, Central American and United States' citizens. (Reference is made to Item 8. Financial Statements and Supplementary Data, Note 7, for related party interests.)

SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and directors at a shareholders' meeting and thereafter at a directors' meeting both held on January 12, 2003. The renewed lease is for a period to coincide with the term of its Renewed SSGM, which it received on August 29, 2003 from the DHM. It was automatically amended on May 20, 2004 to coincide with the extension of the term of the Renewed San Sebastian Gold Mine Exploitation Concession/License from 20 to 30 years. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Item 8. Financial Statements and Supplementary Data, Note 7).



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

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession. At that time this provided the right to extract and export minerals for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse. Misanse assigned this concession to the Joint Venture.

Effective February 1996, the Government of El Salvador passed a law which required mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site. As of July 2001, a series of revisions to the El Salvador Mining Law were made. A principal change is that the fee has been reduced to two percent of the gross gold receipts.

RENEWED SAN SEBASTIAN GOLD MINE EXPLOITATION CONCESSION/LICENSE UNDER EL SALVADOR AGREEMENT NUMBER 591 DATED MAY 20, 2004 AND DELIVERED ON JUNE 4, 2004 (RENEWED SSGM) - APPROXIMATELY 1.2306 SQUARE KILOMETERS (304 ACRES) LOCATED IN THE DEPARTMENT OF LA UNION, EL SALVADOR, CENTRAL AMERICA

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years. This Renewed SSGM replaces the collateral that the same parties held with the previous concession.


NEW SSGM EXPLORATION CONCESSION/LICENSE UNDER EL SALVADOR RESOLUTION NUMBER 27 (NEW SSGM) - APPROXIMATELY 40.7694 SQUARE KILOMETERS (10,070 ACRES) LOCATED IN THE DEPARTMENTS OF LA UNION AND MORAZAN, EL SALVADOR, CENTRAL AMERICA

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and the Nueva Esparta is in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines included in the New SSGM are being explored: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine. Historical data reflects the following:

A French company operated the La Lola Mine in 1920; they developed two quartz veins, which were named La Lola and Buena Vista. From 1950 through 1953, Mr. Amadeo Tinetti produced 1,850 ounces of gold and 66,000 ounces of silver.

The Tabanco Mine is south of the La Lola Mine. Records evidence and local citizens confirm that several levels of mining occurred. Isolated rich ore shoots reported to contain sulfides and silver chloride were encountered. The oxidized sulfide ore was mined from a width of three to six feet with a grade of 0.50 ounces per ton of gold and five ounces of silver. Records reflect that the Herrera family produced gold and silver beginning in the year 1780.

In the Tepeyac vein very high-grade ore in one to two foot widths was encountered. A United Nation's team performed sampling and reported that in a sulfide bearing zone they found 0.31 ounces of gold and 4.52 ounces of silver in a 4.9 foot wide vein. The footwall host rock assayed at 0.22 ounces of gold and 41.29 ounces of silver. This footwall rock area location was not specifically identified, but the result lends strength to the recommendation that in any further sampling or mapping of veins in the epithermal environment, close attention will be directed to the wall rock.

The third mine in this exploration concession is the Santa Lucia Mine in which Mr. Humberto Perla developed a 100 meter wide underground vein. This vein is the west continuation of the Granadilla and the Aro Nuevo veins located about two miles west of the SSGM property.

NUEVA ESPARTA EXPLORATION CONCESSION/LICENSE (NUEVA ESPARTA) - 45 SQUARE KILOMETERS (11,115 ACRES)

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This rectangular area is in the Departments of La Union (east) and Morazan
(west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration concession for a period of four years with a right to request an additional four year extension. An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Baradero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. Historical data reflects the following:



The Montemayor Mine has records that show that an English company commenced production of precious metals sometime about 1860. A report prepared by Mr. Fleury in 1878 stated that the area assayed approximately 48 ounces of silver and 0.85 ounces of gold per ton. Six underground workings were developed, but no records are available. A United Nation's report reflects a possible grade of twelve ounces of silver and 0.29 ounces of gold form a section of the Montemayor vein stope. The Montatita, Tempique, Guarumo, Santa Gertrudis and El Indio vein findings support expanded exploration. The Company has performed preliminary exploration in the Montemayor Mine are from 1995 through 1997. Its findings from the ore samples were very positive and encouraged additional exploration. Exploration will consist of locating workable ore within the known structures through mapping and sampling of vein outcrops and reopening, mapping and sampling of underground work.

The El Baradero Mine is located near the Montemayor Mine. When in production, most of the ore processed at the Montemayor mill came from this area and the quality of the precious metals appeared to have the highest values. The veins identified in the area are the Saravia, Borbollon, Caraguito 1 to 3, Eulalio and the Miserocordia.

At the La Joya Mine the Company, during previous exploration, discovered three parallel wide quartz veins averaging in width from six feet to twenty-seven feet running northwest by southeast dipping at 42 degrees southwest. More exploration will be concentrated in this tract.

El Jimenito and Santa Teresa are two wide veins that the Company found at the El Carrizal Mine. They are 1,920 to 2,560 feet apart. The local residents recollect that free gold was found in the Santa Teresa Vein Adit. This mine is located between the La Joya and Copetillo Mines.

One vein was discovered at the Copetillo Mine in an underground adit. It was developed into two sublevels connected to the south with one 100-foot shaft. Residents recall seeing free gold in the Canton Copetillo.

The Las Pinas Mine is located in the Canton Las Caras and was in operation in 1935. It was developed for a five-year, 100-ton-per-day mill and plant. Records show that the average grade of silver was 5.10 ounces per ton and that the grade of gold averaged 0.06 ounces per ton.

The La Joya Mine is located in the Canton La Joya. Records relating to activities were not preserved. While exploring the region, Commerce found three parallel wide quartz veins ranging from six to 25 feet running northwest to southeast. The grass roots exploration suggests that this is an area with great ore potential.

At this time there is no available information about the Oro Mine. It is a short distance south of the Montemayor Mine. This could be a good exploration target.

SSGM CURRENT STATUS

The Company, through its Joint Venture is conducting the following activities: It is in the exploration, exploitation, development and pre-production mining stage which consists of completing its survey, mapping, site preparation, infrastructure, construction, planning, and the performance of the auxiliary work needed to resume gold production at the SSGM site. Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation. As an alternate, the Company is considering a joint venture, merger, acquisition, or any other mutually agreed upon business arrangement.

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

The Company's plans include placing its SCMP into production. Although it will be a low tonnage operation, the Company believes that it would be profitable since the present price of gold is over $400 an ounce.

PROPOSED SSGM OPEN-PIT, HEAP-LEACHING OPERATION

The Joint Venture has placed the SCMP into a curbed production operation until it receives the funds that it requires or enters into a business arrangement. It now intends to obtain a sum of $9 million or more to commence an open-pit, heap-leaching operation at the SSGM site. An additional $8 million or more is estimated to be required for the crushing system, plant, and mining equipment, if the Joint Venture were unable to lease this equipment. After these funds are obtained, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day. During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits). An increase to process 4,000 tons of gold ore per day would take place during the third year and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year; all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold ore and it is believed that a substantial amount of gold ore can be proven to continue operating at the same levels for a longer period.

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

Since the Company has been granted the Renewed SSGM from the DHM, it is required to maintain environmental permits. The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. A financial security (bond) has been submitted as required.

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


All operations by the Company involving the exploration or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities. The Company is required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration, exploitation or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations. The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

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

MODESTO MINE

MODESTO MINE LOCATION
---------------------

The Modesto Mine is located due north of the town of El Paisnal, approximately 19 miles north of the capital city, San Salvador, in the Republic of El Salvador, Central America.

MODESTO MINE PRESENT STATUS

On or about September 2, 1993, the Joint Venture, acting as a nominee through one of its employees, filed an application with the DHM to explore the 4,000 hectares (9,800 acres) of property known as the Modesto Mine.
The application, together with the consent to explore this area from the property owners owning more than 25% of total area, has been submitted to the DHM. Also, the Joint Venture had submitted its original plan to this governmental agency on January 24, 1994, outlining its exploration program.

In order to comply with the current mining regulations adopted by the Government of El Salvador during February 1996, the Joint Venture filed an exploration concession application on April 21, 1997.


After completing the necessary surveying, mapping and planning, the Joint Venture proceeded to clean and trench the surface and adit vein exposure. Since August 1993, 3,084 metric feet of surface channel trenching (10,177 feet) and 866 meters (2,858 feet) of adit cleaning were completed. In addition, four inclines have been excavated for entry. A total of 4,027 fire assay samples were performed revealing an average grade of 0.035 ounces per ton. The Joint Venture suspended its exploration during July 1997 as the Government of El Salvador awarded the concession of the property to another mining company. The Company believes that it owns the title to key property, therefore permission from the Company will be required before entry can be made by others. The Joint Venture, upon advice of legal counsel, intends to file an application for a concession (license) on the property it owns.

MONTEMAYOR MINE ("MONTEMAYOR")
------------------------------

MONTEMAYOR LOCATION/OWNERSHIP

The Joint Venture has obtained leases for more than 175 acres of the surface rights from a number of property owners which permit the Joint Venture to enter their property for the purpose of exploring, exploiting and developing the property and then, if feasible, to mine and extract minerals from this property. The term of this permission is for an infinite period. The Company believes that this leased real estate contains the "heart" of the mine. Montemayor is located about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador. Historical records evidence that the potential for the Montemayor to become an exploration and development silver-gold producing prospect is good.

On April 22, 1997, a current exploration concession was filed with the El Salvador Minister of Economy's office in order to comply with the El Salvadoran Mining Law adopted in February 1996. During July 1997, the Minister of Economy awarded the concession to others. Since the Joint Venture has leases on the surface of key real estate, it cannot be forced to allow others to operate a mine on this key part of the property. The concession/license for the Montemayor Mine is included in the Nueva Esparta concession granted to the Company on May 25, 2004.

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

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones ("Corsain"), an El Salvadoran governmental agency, to lease for a period of ten years (expiring November 12, 1993), approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site. The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States' inflation rate. As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States' inflationary rate adjustments. This lease agreement expired.

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

The SCMP has been designed to process up to 500 tons of virgin ore per day. The SCMP operations were suspended as of December 31, 1999, as the plant, equipment, and facilities have been place on a care and maintenance status until such time as the Company has sufficient funds to complete a major overhaul in order to place it into operating condition and at a time the price of gold is stabilized to assure a profit.

SCMP PROJECT OPERATING PLAN
---------------------------

CURRENT AND ANTICIPATED PRODUCTION SCHEDULE

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin ore has taken place during the past years. Initial production from April 1, 1995 was from the SSGM tailings. After the SSGM tailings' resource was exhausted, virgin gold ore was excavated from the SSGM surface (Coseguina area) and hauled to the SCMP site for processing.

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

The gold ore from the SSGM open-pit was loaded onto 20-25 ton dump trucks for transport to the SCMP. Trucks then hauled the gold ore on the Pan American Highway approximately 15 miles from the SSGM. Mine employees are responsible for the mining activities including the determination of areas to be excavated, trucking and loading operations, head sampling and sample analysis.

The gold ore was received at the SCMP where it was weighed, logged, and sampled. Weighing is performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The excess gold ore was then unloaded at the SCMP site and stockpiled in an area which was developed to allow storage of more than 50,000 tons.

ENVIRONMENTAL MATTERS

Reference is made to San Sebastian Gold Mine "ENVIRONMENTAL MATTERS." The same information applies. On October 15, 2002, an environmental permit (Resolution 474-2002) was issued to the Company by the Office of the El Salvadoran Ministry of Environment and Natural Resources.

THE JOINT VENTURE LABORATORIES (LAB)
------------------------------------

The Joint Venture has two laboratories: one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site. A total of 78,441 samples of exploration fire assays have been logged through March 31, 2005. This total does not include the assays that were performed for production purposes.


CORPORATE HEADQUARTERS
----------------------

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis. The lessor is General Lumber & Supply Co., Inc. ("General Lumber"), a Wisconsin corporation. The Company's President, Edward L. Machulak, owns 55% of the common stock of General Lumber. Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by relatives, his wife, and a trust formed for the benefit of his children. In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property. In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to any material legal proceedings. However, on January 21, 2005, the Company filed a S.E.C. Form 8-K explaining why the Company changed its certified public accountant. The decision was made because the CPA failed to register as is required with the Public Company Accounting Oversight Board (PCAOB). Section 102 of the Sarbanes-Oxley Act of 2002 made it unlawful after October 22, 2003 for any U.S. public accounting firm or person associated with a U.S. public accounting firm that is not registered with the PCAOB to prepare, issue or to participate in the preparation or issuance of any audit report with respect to any issuer. Since the former auditor was not registered with the PCAOB, the Company retained another auditing firm on May 2, 2005. For more information reference is made to the following U.S. S.E.C. Form 8-K filings: January 21, 2005 and May 6, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were brought to a vote of security holders in the last quarter ended March 31, 2005.

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



               Age as of      Executive Offices Held           Period Served
Name           March 31, 2005 With Company (1)                 In Office (2)
-------------  -------------- -----------------------------    ------------------
Edward L.
  Machulak     78             President, Chief Executive,
                              Operating and Financial Officer  9/14/62 to present
                              Treasurer                        06/78  to present
Edward A.
 Machulak
(Son of the
 President)    53             Executive Vice President         10/16/92 to present
                              Secretary                        1/12/87 to present
                              Assistant Secretary              4/15/86 to 1/12/87

Luis A. Limay  63             Project and Mine Manager         10/86 to 1995
                              Manager of El Salvador
                              Operations                       03/95 to present


(1) There have never been any undisclosed arrangements or understandings between any Executive Officer and any other person pursuant to which any Executive Officer was elected as an Executive Officer.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS'
MATTERS
-------------------------------------------------------------------------

(A)  PRINCIPAL MARKET AND COMMON STOCK PRICE
--------------------------------------------

Since January 21, 2005, the Company's common shares have been trading on the Pink Sheets under the symbol CGCO.PK which results from its former public accounting firm certifying the Company's financial statements for its fiscal year ended March 31, 2004 while not being registered with the Public Company Accounting Oversight Board (PCAOB) as required under Section 102 of the Sarbanes-Oxley Act of 2002. The Company retained a new public accounting firm to meet the requirements of the PCAOB. Reference is made to the U.S. S.E.C. Form 8-K filings of January 21, 2005 and May 6, 2005 for more information.

Since May 5, 1999, the Company's common shares are being traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CGCO.OB. Prior to this time, the common shares were traded since 1968 on the Over the Counter, American Stock Exchange, Boston Stock Exchange and on the Nasdaq Smallcap. Since January 21, 2005, the Company's shares have been trading on the Pink Sheets.

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB through January 20, 2005, and thereafter on the Pink Sheets for the period ended March 31, 2005, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2004.

For the period ended                     March 31, 2005      March 31, 2004
                                         High       Low      High       Low
                                        -----     -----     -----     -----
First quarter ending June 30            $0.25     $0.14     $0.30     $0.15
Second quarter ending September 30      $0.23     $0.08     $0.37     $0.21
Third quarter ending December 31        $0.20     $0.09     $0.31     $0.22
Fourth quarter ending March 31          $0.12     $0.08     $0.30     $0.20

(B)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES
---------------------------------------------------

As of March 31, 2005, the common shares were held by approximately 3,600 shareholders; it is estimated that over 95% are United States' residents.

As of March 31, 2005, the Company's transfer agent and registrar certified that there were 1,610 shareholders of record. The number of shareholders of the Company who beneficially own shares in nominee or "street name" or through similar arrangements are estimated by the Company to be approximately 1,990.

As of March 31, 2005, there were issued and outstanding: (a) 23,823,734 shares of common stock; and (b) no stock options were outstanding to purchase common stock.

(C)  EQUITY COMPENSATION PLANS
------------------------------
None.

(D)  DIVIDEND HISTORY
---------------------

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available. No dividends were payable during the last fiscal year ended March 31, 2005. The declaration of future dividends will be determined by the Board of Directors in light of the Company's earnings, cash requirements and other relevant considerations.

(E)  ISSUE OF SECURITIES
------------------------

During the fourth quarter ended March 31, 2005, the Company issued 179,048 of its common shares to its Directors in payment for annual Directors' fees, 114,286 common shares in payment for its annual Officer's compensation; and 65,952 common shares to a Director for services rendered. These shares were issued pursuant to a Securities and Exchange Commission Form S-8 Registration.

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

                                                Year Ended March 31
                        -------------------------------------------------------------

                             2005        2004         2003        2002         2001
                        ----------- -----------  ----------- -----------  -----------
INCOME STATEMENT DATA
 Total revenue          $         0 $         0  $         0 $        38  $   242,182
                        =========== ===========  =========== ===========  ===========
Income (loss) from
 continuing operations  $ (229,936) $ (237,790)  $ (232,647) $ (303,465)  $ (164,679)
                        =========== ===========  =========== ===========  ===========
Income (loss) from
 continuing operations
 per share:
   Basic and diluted    $   (.0102) $   (.0113)  $   (.0123) $   (.0186)  $   (.0116)
                        =========== ===========  =========== ===========  ===========
  Weighted average
   shares - basic and
   diluted               22,581,814  21,089,812   18,907,958  16,349,170   14,174,662
                        =========== ===========  =========== ===========  ===========
  Cash dividends per
   common share         $         0 $         0  $         0 $         0  $         0
                        =========== ===========  =========== ===========  ===========

BALANCE SHEET DATA
  Working capital *1    $   496,977 $   504,882  $   457,538 $   199,573  $   152,906
                        =========== ===========  =========== ===========  ===========
  Total assets          $36,518,576 $39,419,381  $32,500,150 $31,390,671  $30,008,216
                        =========== ===========  =========== ===========  ===========
  Short-term
    obligations *1      $16,178,620 $13,981,516  $12,329,096 $11,486,216  $ 9,998,955
                        =========== ===========  =========== ===========  ===========
  Long-term obligations $         0 $         0  $         0 $         0  $         0
                        =========== ===========  =========== ===========  ===========
  Shareholders' equity  $20,339,956 $20,437,865  $20,171,054 $19,904,955  $20,009,261
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
                                     27

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

The following discussion provides information on the results of operations for each of the three years ended March 31, 2005, 2004 and 2003 and the financial condition, liquidity and capital resources for March 31, 2005 and 2004. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW
--------

The Company is in the precious metals exploration, exploitation, development, production business with mines that are located in the Republic of El Salvador, Central America. The Company's objective is to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by processing these reserves at an above average profit. Substantial capital expenditures are required to find, develop and process gold ore. The Company's geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous exploration.

The Company is determined to obtain the capital it requires to produce gold at its San Cristobal Mill and Plant facilities and to construct an open-pit, heap-leach operation on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union , El Salvador.

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing the 15 million ton ore reserves which should contain approximately 1.5 million ounces of gold. The Company is determined to raise sufficient capital to enter into production. Its alternative is to joint venture, merge, be acquired or enter into a business combination that will benefit all parties concerned.

All of the Company's mines are located in the Republic of El Salvador, Central America. The GOES has issued three concessions.

1. On August 30, 2004 the Renewed San Sebastian Gold Mine EXPLOITATION Concession/License (Renewed SSGM) was issued for a period of 30 years. This gives the Company the right to extract and process its ore reserves to produce gold and silver from the San Sebastian Gold Mine site. The Company's geologists have determined that there are approximately 1.2 million ounces of gold/silver in the 14.4 million tons of ore and they have estimated that there are an additional 340,000 ounces of gold/silver contained in the one million tons of stope fill.

2. On February 24, 2003, the GOES granted to the Company the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession/License. This concession gives the right to exploitation of the subsurface in this area. In this area there are three formerly operated mines: La Lola Mine, Santa Lucia Mine and Tabanco Mine. Presently the Company is performing exploration work at the Tabanco and La Lola Mine area.

3. On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration Concession/License consisting of 11,115 acres of area to explore. This concession abuts the New SSGM Exploration Concession/License and it has eight formerly operated gold/silver
     mines:   the Grande Mine, the Las Pinas Mine, the Oro Mine, the
     Montemayor Mine, the Barradero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. The Company did exploration work on the Montemayor Mine from 1995 - 1997 and it has resumed its exploration work this year.

The Company is a U.S. Wisconsin chartered corporation engaged in exploration, exploitation, development and gold and silver production with its primary asset being the San Sebastian Gold Mine (SSGM). The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period The Company became involved as an investor and then as a majority owner. Gold and silver was produced from mid-1972 through the first quarter of 1978. The suspension was caused by the El Salvador civil unrest which peace pact was entered into in December 1992 conditioned upon meeting the terms during a three-year period. Production of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP). The Company presently is seeking funds to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site. Its alternative is to joint venture or to enter into a merger or business combination.

On December 6, 2004, the Company was notified by NASDAQ that its Certified Public Accountant had not registered with the Public Company Accounting Oversight Board (PCAOB) prior to October 22, 2003 as is required by Section 102 of the Sarbanes-Oxley Act of 2002. After an oral hearing with NASD on January 13, 2005 they responded with a fax dated January 19, 2005 with their determination which basically stated that since the Company's independent accountant was not registered with the PCAOB, its financial statements were considered not being filed timely and "Accordingly the Panel determined that the company's securities are not eligible for continued quotation on the OTCBB and based on the filing delinquency to delete all quotations of the company's securities on the OTCBB effective with the open of business on Friday, January 21, 2005. The hearing file has been closed."

From January 21, 2005 the Company's shares were quoted as CGCO.PK on the Pink Sheets. The Company anticipated resolving the SEC filing of its financial statements by retaining a new auditing firm and filing all financial reports timely. For more detailed information, the Company refers to the two S.E.C. Form 8-Ks filed on January 21, 2005 and May 6, 2005. The Company has retained an independent accounting firm which is registered with the PCAOB.

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

Gold ore reserves include reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The gold ore reserves are based on estimates prepared by geology and mining consultants and are used to calculate depreciation, depletion and amortization (DD&A) and determine if any potential impairment exists related to the recorded value of the Company's gold ore reserves. Decline in the market price of gold may render certain reserves containing relatively lower grade of mineralization uneconomic to mine. Changes in capital and operating costs including other factors could materially and adversely affect ore reserves.

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

The Emerging Issues Task Force (EITF) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER TANGIBLE ASSETS (SFAS No. 142) to business combinations within the mining industry, accounting for good will and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral rights conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the FASB, that benefits from mineral deposits. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to the Company's financial statements since it did not change the Company's accounting. The FASB also ratified the consensus of the EITF that mineral rights conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (FSP) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company does presently have the legal right to extract minerals from the Renewed SSGM granted to it by the GOES, the Company will continue to record the carrying value of the properties until it enters into production. No such occurrence has affected the Company during this period.

The Company at least annually plans to assess its properties and undeveloped mineral claims and leases, if any, for impairment when events or changes in circumstances indicate that the properties may be impaired. For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset. Measurement of the impairment loss is based on discounted cash flows. Undeveloped mineral claims and leases are measured on a fair value basis. Fair value with respect to such mineral interest, pursuant to Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002, would generally be assessed with reference to comparable property sales transaction in the market place. The expected values associated with potential property development are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective to the time periods associated with each possible outcome. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate.

The financial statements for the fiscal years ended March 31, 2005, 2004 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2005, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data, Note 2, for additional details.

GOLD ORE RESERVES (03/31/05)

The Company's geologists have defined the following San Sebastian Gold Mine gold ore reserves:

                               Tons       Average Grade              Ounces
                        -----------       -------------       -------------
Virgin ore               14,404,096               0.081           1,166,732
Stope fill estimated      1,000,000               0.340             340,000
                        -----------       -------------       -------------
  Totals                 15,404,096                               1,506,732
                        ===========                           =============

The estimated recoverable ounces by processing through the San Cristobal Mill and Plant ranges from 85% to 95%; the recovery of gold from the heap-leaching operations should range from 60% to 70%.

PRECIOUS METAL MINING STRATEGY

The Company has produced gold from 1972 through March 1978 at the SSGM site and from March 31, 1995 through December 31, 1999 at its SCMP. Its SCMP consisted primarily of used equipment that had been installed at its leased site by a previous mining company. The used processing equipment was acquired by the Joint Venture on February 23, 1993, and the SCMP operations were officially suspended as of March 31, 2000. During this period, the price of gold suffered a severe decline.

Although while in operation at the SCMP site the Company has on a continuous basis repaired, maintained, modified, and restored the equipment, it presently lacks sufficient funds to retrofit and to expand the SCMP facilities.

The Company has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the last two fiscal periods, the price of gold has increased to a level to place the SCMP into a profitable position.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the retrofit and expansion of the Joint Venture's SCMP.

Through December 1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being maintained at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The Modesto Mine has been placed on a standby exploration program basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the
real estate that it owns.   All of the mining properties are located in the
Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold from the SSGM site. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and providing the gold price remains at or above the current price level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, and the Montemayor Mine.

The Company produced gold at the SSGM site from 1972-1978 and the Joint Venture produced gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals. The Company's revenues, profitability and cash flow are greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions, or for that matter, many other reasons. The combined effect of these and other factors is difficult; perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company could experience losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004
--------------------------------------------------------------------------
There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $229,936 or $0.102 cents per share for its fiscal year ended March 31, 2005. This compares to a net loss of $237,790 or $.0113 cents per share for the fiscal year ended March 31, 2004.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2005 or 2004. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

Interest expense in the sum of $1,691,519 was recorded by the Company during this fiscal period compared to $1,433,298 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes these costs and expenses and will continue to do so until such time when it is in production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003
--------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $237,790 or $.0113 cents per share. This compares to a net loss of $232,647 or $.0123 cents per share for the fiscal year ended March 31, 2003.

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

Interest expense in the sum of $1,433,298 was recorded by the Company during this fiscal period compared to $1,212,976 for the same period in 2003, and it was eliminated with the interest income earned from the Joint Venture.

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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999 and effective as of March 31, 2000, the Joint Venture suspended its SCMP operations and placed it on a stand-by case and maintenance status until such time as it would have adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and/or when it has funding to commence an open-pit, heap-leach operation. After almost five years of 24-hour-per-day operation with used equipment, the SCMP requires an overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its capacity should be expanded.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system, to maintain the SCMP, and to conduct exploration programs.

The Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar
sources as it has in the past.   It further believes that the funding
needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold stays at the current or higher level. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through March 31, 2005, the Company has advanced the sum of $48,953,121 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $49,543,386. This investment includes the charge of $31,200,773 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NON-MONETARY ASSETS AN AMENDMENT OF APB NO. 29." This Statement amends APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. At this time the Company believes that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised in 2004, "SHARE-BASED PAYMENT." This Statement is a revision of SFAS No 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. At this time, the Company does not expect the effects of the adoption of SFAS No. 123 to have a material impact on the Company's financial position, net earnings or cash flows.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "INVENTORY PRICING," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its results of operations or financial position at this time, but it does not expect SFAS 151 to have a material effect.

In November 2004, the FASB issued EITF Issue No. 03-13, "APPLYING THE CONDITIONS IN PARAGRAPH 42 OF FASB STATEMENT NO. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, IN DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS" (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise's fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The Company at this time does not believe that the adoption of EITF No. 031-13 will have a material impact on its financial position, net earnings or cash flows.

In September 2004, the FASB issued EITF Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" (EITF No. 03-01). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluation made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal year ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The Company at this time does not believe that the adoption of EITF No. 03-1 will have a material impact on its financial position, net earnings or cash flows.

On April 30, 2004 the FASB issued a Staff Position (FSP) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted.

EMPLOYEES
---------

As of March 31, 2004, the Joint Venture employed between 45 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States.
 Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through March 31, 2005, the Company, and three of its subsidiaries, have advanced to the Joint Venture $48,953,121. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $31,200,773 through March 31, 2005. So far, the Company furnished all of the funds required by the Joint Venture. The cost of the interest charge has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects. In more than one instance, the Company has encountered difficulty in negotiating reasonable terms and conditions.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

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

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. Reference is made to Item 1. Environmental Matters for additional details.

GUARANTEES
----------

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

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,857.14 expiring July 10, 2004 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The guaranty was renewed for the period of July 10, 2004 through July 10, 2005.

DIVIDENDS
---------

For the foreseeable future, it is anticipated that the Company will use any of its earnings to finance its growth and expansion, therefore, dividends will not be paid to shareholders.

IMPACT OF INFLATION
-------------------

The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation and deflation experienced in the United States.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

COMMODITY PRICES
----------------

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $425 per ounce. The Company has not been engaged in any hedging contracts whatsoever. Therefore, it had no outstanding forward gold contracts.

As of March 31, 2005, the Company's debt payable to related parties was $11,364,188 and to others $269,179, for a total of $11,633,367. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and more fully described in the financial statements.

FOREIGN CURRENCY
----------------

The Company conducts the majority of its business in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------
Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company's future plans, objectives or goals, including words to the effect that the Company or management expects a stated condition or result to occur. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company's mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                Index to Consolidated Financial Statements
                      and Supplementary Financial Data

                                                                       Page

Report of Independent Registered Public Accounting Firm. . . . . . . . 44

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31,
  2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . 45
Consolidated Statements of Operations, Years Ended March 31,
  2005, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . 46
Consolidated Statements of Changes in Shareholders' Equity
  Years Ended March 31, 2005, 2004 and 2003. . . . . . . . . . . . . . 47
Consolidated Statements of Cash Flows, Years Ended March 31,
  2005, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . 48
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 51
Selected Quarterly Financial Data (Unaudited). . . . . . . . . . . . . 71

Supplementary Financial Data:

Report of Independent Accountant on the Financial Statement
  Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 80

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.






          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Commerce Group Corp.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (a Wisconsin corporation) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Chisholm, Bierwolf & Nilson, LLC
Certified Public Accountants

Bountiful, Utah
May 18, 2005




                                     41

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Balance Sheets--March 31


                                                     2005          2004
                                                 ------------  ------------

                                   ASSETS
                                  -------
Current assets
 Cash                                            $     13,669  $     30,348
 Other current assets                                 218,528       219,098
 Accounts receivable, related                         584,468       584,011
 Accounts receivable                                        -        24,658
 Mining supplies                                       39,562        39,562
 Prepaid items and deposits                            84,266        95,794
                                                 ------------  ------------
   Total current assets                               940,493       993,471

Property, plant and equipment, net                  4,427,876     4,333,128

Mining resources investment                        31,150,207    29,092,782
                                                 ------------  ------------
   Total assets                                  $ 36,518,576  $ 34,419,381
                                                 ============  ============
                                LIABILITIES
                                -----------
Current liabilities
 Accounts payable                                $    213,514  $    262,704
 Accounts payable, related                            230,001       225,885
 Notes and accrued interest payable
  to related parties                               11,364,188     9,400,682
 Notes and accrued interest payable to others         269,179       247,579
 Accrued salaries                                   3,072,136     2,871,128
 Accrued legal fees                                    32,981       327,015
 Other accrued expenses                               696,621       646,523
                                                 ------------  ------------
   Total liabilities                               16,178,620    13,981,516

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 10 & 12)
                            SHAREHOLDERS' EQUITY
                           ---------------------
Preferred Stock
 Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  2004-none; 2003-none                            $         0  $          0
 Common stock, $0.10 par value:
  Authorized 50,000,000 shares;
  Issued and outstanding:
  2005-23,823,734                                   2,382,373
  2004-22,681,591                                                 2,268,159
 Capital in excess of par value                    19,292,410    19,274,597
 Retained earnings (deficit)                      (1,334,827)   (1,104,891)
                                                 ------------  ------------
   Total shareholders' equity                      20,339,956    20,437,865
                                                 ------------  ------------
   Total liabilities and shareholders' equity    $ 36,518,576  $ 34,419,381
                                                 ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                                     42
       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
                        For the Years Ended March 31

                                            2005          2004          2003
                                        ------------  ------------  ------------
Revenues:                               $          0  $          0  $          0

Expenses:
 General and administrative             $    229,936  $    237,790  $    232,647
                                        ------------  ------------  ------------
   Total expenses                            229,936       237,790       232,647

Net profit (loss)                          (229,936)     (237,790)     (232,647)
 Credit (charges) for income taxes                 0             0             0
                                        ------------  ------------  ------------
Net income (loss) after income tax
credit (charge)                         $  (229,936)  $  (237,790)  $  (232,647)
                                        ============  ============  ============
Net income (loss) per share
basic/diluted                           $      (.01)  $      (.01)  $      (.01)
                                        ============  ============  ============

Weighted av. basic/diluted
 common shares outstanding                22,581,814    21,089,812    18,907,958
                                        ============  ============  ============

              The accompanying notes are an integral part of
                  these consolidated financial statements.
                                     43

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended March 31, 2005,  2004 and 2003

                                             Common Stock
                                 --------------------------------------
                                                             Capital in      Retained
                                  Number of                   Excess of      Earnings
                                     Shares     Par Value     Par Value     (Deficit)
                                 ----------  ------------  ------------  ------------
Balances March 31, 2002          17,468,008  $  1,746,801  $ 18,792,109  $  (634,454)

Net loss for FY March 31, 2003            -             -             -     (232,647)

Common stock issued for:
  Dir./off./employee
    /services comp.                 693,221        69,322        85,848             -
  Payment of debt                 1,435,200       143,520        85,805             -
  Cash                              811,000        81,100        33,650             -
                                 ----------  ------------  ------------  ------------
Balances March 31, 2003          20,407,429     2,040,743    18,997,412     (867,101)

Net loss for FY March 31, 2004    (237,790)

Common stock issued for:
  Dir./off./employee/
    services comp.                  630,862        63,086        92,014             -
  Payment of debt                   928,300        92,830       138,657             -
  Stock options exercised for
    cash                            230,000        23,000         6,500             -
  Cash                              485,000        48,500        63,350             -
  Capital distribution                    -             -      (23,336)             -
                                 ----------  ------------  ------------  ------------
Balances March 31, 2004          22,681,591     2,268,159    19,274,597   (1,104,891)

Net loss for FY March 31, 2005            -             -             -     (229,936)

Common stock issued for:
  Dir./off./employee
    /services comp.                 535,786        53,578         5,649             -
  Payment of debt                   500,000        50,000         2,500             -
  Cash                              106,357        10,636         9,664             -
                                 ----------  ------------  ------------  ------------
Balances March 31, 2005          23,823,734  $  2,382,373  $ 19,292,410  $(1,334,827)
                                 ==========  ============  ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Cash Flows

                                                    For the Years Ended March 31
                                                 2005          2004          2003
                                             ------------  ------------  ------------
Operating activities:
 Net loss                                      $(229,936)    $(237,790)    $(232,647)
 Adjustments to reconcile net loss to net
 cash provided by used in) operating
 activities:
  Common stock issued for services rendered        59,227       155,100       155,170
  Changes in assets and liabilities:
   Decrease (increase) in accounts
     receivable and other current assets           24,771      (24,977)      (85,108)
   Decrease (increase) in prepaid items and
     deposits                                      11,528      (53,893)      (16,856)
   Increase (decrease) in accounts payable
     and other accrued expenses                     5,024        58,674        58,915
   Increase (decrease) in accrued salaries         40,808      (94,101)         9,650
   Increase (decrease) in accrued legal fees        5,966            74        12,138
                                             ------------  ------------  ------------
   Net cash provided by (used in)
   operating activities                          (82,612)     (196,913)      (98,738)

Investing activities:
 Investment in mining resources and property,
  plant and equipment                           (300,454)     (135,241)     (214,089)
                                             ------------  ------------  ------------
   Net cash used by investing activities        (300,454)     (135,241)     (214,089)

Financing activities:
 Cash received on related party notes payable     346,087       193,148       187,000
 Common stock issued for cash                      20,300       141,350       114,750
                                             ------------  ------------  ------------
   Net cash provided by financing activities      366,387       334,498       301,750

Net increase (decrease) in cash and cash
equivalents                                      (16,679)         2,344      (11,077)

Cash - beg. of year                                30,348        28,004        39,081
                                             ------------  ------------  ------------
Cash - end of year                           $     13,669  $     30,348  $     28,004
                                             ============  ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

Supplemental disclosures of cash information:                    Year Ended
                                                   March 31, 2005           March 31, 2004
                                                   --------------          ---------------
A.  Cash information                                      $Amount             $Amount
    1.  Accrued interest capitalized                   $1,691,519          $1,433,298
    2.  Interest expense paid in cash                           -                   -
    3.  Income taxes paid                                       -                   -
B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer compensation,
        employee benefits and services          535,786   $59,227   630,862  $155,100
    2.  Related party notes payable             500,000   $52,500   928,300  $231,487

C.  Other supplemental disclosures

     1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $86,080 at March 31, 2005. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

          The El Salvadoran vacation and Christmas bonus payments are due when earned while the severance pay is due and payable at such time when the employee has been discharged, retired, permanently laid off, death or when incapable of working due to permanent health/work related conditions. The Company has sole control and jurisdiction over this account and to the best of the Company's knowledge, there is absolutely no condition, right, or requirement by the El Salvadoran authorities to have such funds in any form of a reserve.

          Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at March 31, 2005.

     2. The accounts receivable, related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse        Others         Total
                                       --------      --------      --------
          Accounts receivable          $584,468      $      0      $584,468
          Accounts payable             $230,001      $213,514      $443,515

     On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

     The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,468 and that the Company owes Misanse $230,001 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.







               The accompanying notes are an integral part of
                  these consolidated financial statements.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES AND THE JOINT VENTURE
                     Notes to the Financial Statements
                               March 31, 2005

(1)  The Company and Basis of Presentation of Financial Statements

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El
     Salvador, Central America.   Gold bullion, currently the Joint
     Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America.

     On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres), which is hereafter referred to as the "New SSGM Exploration Concession/License" or the "New SSGM." This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines: the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

     On May 20, 2004 (delivered June 4, 2004) the Company was granted an exploitation concession from the GOES consisting of 1.23 square kilometers (304 acres) for the exploration of the precious metals. Hereafter, this grant will be referred to as the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM).

     On May 25, 2004 (received June 4, 2004) the GOES issued a second exploration concession consisting of 45 square kilometers (11,115 acres) hereinafter referred to as the Nueva Esparta.

     As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at the current or a higher selling price.

     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production. It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The


     Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or developing an acceptable, creative form of a business combination.

     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received were not acceptable by the Company due to the terms and conditions.

     The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains the current price level. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Furthermore, it plans to explore the potential of other gold mine exploration prospects in El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP. It commenced an exploration program in the New SSGM and in the Nueva Esparta.

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

(2)  Significant Accounting Policies
------------------------------------

Consolidated Statements

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated. The Company does not have corporate control of Misanse as the majority of Misanse's elected directors are El Salvadoran shareholders.


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


MINORITY INTEREST

During the periods ended March 31, 2005 and 2004, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

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

MINING SUPPLIES

Mining supplies consist of consumable supplies used in connection with processing ore, and are stated at cost, which is lower than the market value.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases.
Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations effective March 31, 2000, it also ceased to depreciate its fixed assets.

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees when such plan will be implemented by the Company. At that time, the Company will disclose the requirements of SFAS No. 148. No stock-based employee compensation has been provided as of this date, as no employee stock compensation was issued during the years ended March 31, 2005 and 2004.

ASSET RETIREMENT OBLIGATIONS: The Company, when the occurrence arises, plans to adopt a Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting that amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability will be recorded as a separate operating expense in the Company's Statement of Operations.

In December 2004, the FASB issued SFAS No. 153, "EXCHANGE OF NON-MONETARY ASSETS AN AMENDMENT OF APB NO. 29." This Statement amends APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal year beginning after June 15, 2005. The Company, at this time, cannot determine the impact that the adoption of SFAS No. 153 may have on its financial position, net earnings, or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, "SHARE-BASED PAYMENT." This Statement is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company cannot yet determine the impact that the adoption of SFAS No. 123 revised 2004 will have on its financial position, net earnings or cash flows.

In November 2004, the FASB issued EITF Issue No. 03-13, "APPLYING THE CONDITIONS IN PARAGRAPH 42 OF FASB STATEMENT NO. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, IN DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS" (EITF No. 0-3-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transaction initiated within an enterprise's fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The Company at this time cannot determine the impact that the adoption of EITF No. 03-13 may have on its financial position, net earnings or cash flows.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "INVENTORY PRICING," to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule required that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the effect that the adoption of SFAS 151 may have on its results of operations or financial position but it does not expect SFAS 151 to have a material effect.

In September 2004, the FASB issued EITF Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" (EITF NO. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The Company believes at this time that the adoption of EITF No. 03-1 will not have a material impact on its financial position, net earnings or cash flows.

On April 30, 2004 the FASB issued a FASB Staff Position (FSP) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and should be accounted for based on their substance. If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company believes that at this time it is not necessary to reclassify any of its tangible assets.

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

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                                 Net Loss        Shares     Per-Share
                                              (Numerator) (Denominator)        Amount
                                             ------------  ------------  ------------
     For the year ended March 31, 2005:
       Basic EPS
     Net loss to common Shareholders         $  (229,936)    22,581,814  $     (0.01)
     For the year ended March 31, 2004:      ============  ============  ============
       Basic EPS
     Net loss to common Shareholders         $  (237,790)    21,089,812   $    (0.01)
     For the year ended March 31, 2003:      ============  ============  ============
       Basic EPS
     Net loss to common Shareholders         $  (232,647)    18,907,958   $    (0.01)
                                             ============  ============  ============


FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentations. The Company changed the amounts classified as general & administrative expense from amounts previously recorded as mining resources.

(3) Investment in Property, Plant, Equipment and Mining Resources
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                        March 31, 2005                    March 31, 2004
              ----------------------------------  -----------------------------------
                         Accumulated                         Accumulated
                            Depre-                              Depre-
                 Cost      ciation       Net         Cost      ciation        Net
              ----------- ---------- -----------  ----------- ----------  -----------
Mineral
 Properties
 and Deferred
 Development  $31,150,207          - $31,150,207  $29,092,782          -  $29,092,782

Property,
 Plant and
 Equipment      6,680,019  2,252,143   4,427,876    6,585,271  2,252,143    4,333,128
              ----------- ---------- -----------  ----------- ----------  -----------
              $37,830,226 $2,252,143 $35,578,083  $35,678,053 $2,252,143  $33,425,910
              =========== ========== ===========  =========== ==========  ===========

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded during the following fiscal years. The Company is maintaining the property and equipment and will begin to depreciate them once operations commence again.

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

INVESTMENTS IN JOINT VENTURE

As of March 31, 2005, the Company's investments, including charges for interest expense to the Joint Venture, were $48,953,121 and three of the Company's subsidiaries' advances were $590,265 for a total of $49,543,386.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2005 and 2004, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                          2005          2004
                                                      ------------  ------------
The Company's advances (net of gold sale proceeds)
  since 09/22/87                                       $48,953,121   $44,295,125
The Company's initial investment in the Joint Venture    3,508,180     3,508,180
Sanseb's investment in the Joint Venture                 3,508,180     3,508,180
Sanseb's investment in the mining projects and amount
  due to the Company                                    38,822,252    36,340,906
                                                      ------------  ------------
Total:                                                  94,791,733    87,652,391
Advances by the Company's three subsidiaries               590,265       590,265
                                                      ------------  ------------
Combined total investment                             $ 95,381,998  $ 88,242,656
                                                      ============  ============


SSGM ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Presently the Company is in the process of exploring three of the formerly operated gold mines. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the "Nueva Esparta" and includes eight formerly operated gold and silver mines. Exploration has commenced on the Montemayor Mine.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(A)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding common shares. The balance is owned by approximately 100 El Salvador, Central American, and United States' citizens.

(B)  SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM," from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made to related parties (Note 7).


(C)  ONE EXPLOITATION AND TWO EXPLORATION MINERAL CONCESSIONS/LICENSES

RENEWED SAN SEBASTIAN GOLD MINE EXPLOITATION CONCESSION/LICENSE UNDER EL SALVADOR AGREEMENT NUMBER 591 DATED MAY 20, 2004 AND DELIVERED ON JUNE 4, 2004 (RENEWED SSGM) - APPROXIMATELY 1.2306 SQUARE KILOMETERS (304 ACRES) LOCATED IN THE DEPARTMENT OF LA UNION, EL SALVADOR, CENTRAL AMERICA

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by
Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years. This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

NEW SSGM EXPLORATION CONCESSION/LICENSE UNDER EL SALVADOR RESOLUTION NUMBER 27 (NEW SSGM) - APPROXIMATELY 40.7694 SQUARE KILOMETERS (10,070 ACRES) LOCATED IN THE DEPARTMENTS OF LA UNION AND MORAZAN, EL SALVADOR, CENTRAL AMERICA

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM. The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM may be extended for two two-year periods, or for a total of eight years. Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines included in the New SSGM are being explored: the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.

NUEVA ESPARTA EXPLORATION CONCESSION/LICENSE (NUEVA ESPARTA) - 45 SQUARE KILOMETERS (11,115 ACRES)

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM. This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration concession for a period of four years with a right to request an additional four year extension. An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Baradero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.

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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax.
The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments. The SCMP is strategically located to process ore from other nearby mining projects.

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

                                                        03/31/05      03/31/04
                                                      ------------  ------------
Related Parties

Mortgage and promissory notes to related parties,
interest ranging from one percent to four percent
over prime rate, but not less than 16%, payable
monthly, due on demand, using the Misanse lease,
real estate and all other assets owned by the
Company,  its subsidiaries and the Joint Venture
as collateral. (Note 7)                                $11,364,188    $9,400,682

Other

Short-term notes and accrued interest (March 31,
2005, $134,179 and March 31, 2004, $112,579)
issued to other non related parties, interest
rates of varying  amounts, in lieu of actual cash
payments and includes a mortgage on a certain
parcel of land pledged as collateral located in
El Salvador.                                               269,179       247,579
                                                      ------------  ------------
Total:                                                $ 11,633,367  $  9,648,261
                                                      ============  ============

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years, including vacation pay, for a total of $2,994,015 and $2,815,265 at March 31, 2005 and 2004,
respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2005 and 2004:


The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $7,909,686 and $6,565,817 at March 31, 2005 and 2004, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,022,396 and $915,066 at March 31, 2005 and 2004, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On March 24, 2005, in order to reduce the Company's debt and to provide liquidity to the ELM RIRA, the Company sold to the ELM RIRA, 500,000 of its restricted common shares at a price of $.105 each for a total of $52,500. The sale price of the common shares was no less favorable than the sales price negotiated with other related and unrelated third parties during this period of time.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2005:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,659,754 and $1,262,390 at March 31, 2005 and 2004, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2005 and 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $591,629 and $503,581 at March 31, 2005 and 2004, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $363,600 and $327,600 at March 31, 2005 and 2004, respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $332,981.50 for 1,799.90 hours of legal services rendered from July 1980 through March 31, 2005. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $180,723 and $153,828 at March 31, 2005 and 2004, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996, the
Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 293,334 common shares valued at $.105 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2005. In addition, during this period one Director received 65,952 of the Company's common shares for consulting services valued at $6,925. The Chairman/President does not receive any Director fees.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                                        2005                     2004
                                       Advances      Charges    Advances      Charges
                                    -----------  ----------- -----------  -----------

Beginning balances                  $44,295,125  $27,200,167 $40,181,015  $23,751,735
March 31, 2005 advances               4,657,996    4,000,606   4,114,110    3,448,432
                                    -----------  ----------- -----------  -----------
Total Company advances               48,953,121   31,200,773  44,295,125   27,200,167
Advances by three of the
Company's subsidiaries                  590,265            0     590,265            0
                                    -----------  ----------- -----------  -----------
Total net advances March 31, 2005   $49,543,386  $31,200,773 $44,885,390  $27,200,167
                                    ===========  =========== ===========  ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At March 31, 2005, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $6,397,280 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2019.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
     Deferred Tax Assets:
      Net Operating Loss Carry-forwards           $ 2,175,000   $ 2,097,000
     Valuation Allowance for Deferred Tax Assets  (2,175,000)   (2,097,000)
                                                 ------------  ------------
     Net Deferred Tax Assets:                               -             -
                                                 ============  ============


(10)  DESCRIPTION OF SECURITIES

A.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 23,823,734 shares were issued and outstanding as of March 31, 2005. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

B.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending March 31, 2005 or 2004.

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

C.  STOCK OPTION ACTIVITY:

                                  03/31/05             03/31/04              03/31/03

                                  Weighted             Weighted              Weighted
                          Option   Average     Option   Average      Option   Average
                          Shares     Price     Shares     Price      Shares     Price
                       ---------  --------  ---------  --------   ---------  --------
Outstanding, beg, yr.,   210,000     $0.23    960,000     $0.21     670,000     $0.22
Granted                        0       N/A          0       N/A     290,000     $0.19
Exercised                      0       N/A  (500,000)       N/A           0       N/A
Forfeited                      0       N/A   (60,000)       N/A           0       N/A
Expired                (210,000)       N/A  (190,000)       N/A           0       N/A
                       ---------  --------  ---------  --------   ---------  --------
Outstanding, end of yr.        0     $0.00    210,000     $0.23     960,000     $0.21
                       =========  ========  =========  ========   =========  ========


There were no stock options issued or outstanding as of March 31, 2005.

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

E.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of March 31, 2005, there were no shares due to other parties for shares borrowed or for interest payment.

F.  S.E.C. FORM S-8 REGISTRATION

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,281,245 shares were issued, and 281,755 shares remain to be issued as of March 31, 2005.

G.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2004, 385,000 shares remained in the account. 3,000 shares were sold, leaving a balance of 382,000 shares as of March 31, 2005.

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

In connection with the Renewed SSGM Exploitation Concession/License, on July 15, 2003 a one-year, third party liability guarantee (bond) in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. (Anglosal) on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The Company pledged its SSGM laboratory real estate as collateral to Anglosal for the issuance of the bond. On August 24, 2004 the bond was renewed and will expire on July 15, 2005, unless it is renewed.

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

CONFIRMATION AGREEMENTS

The Company, with Directors' approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak as an individual, and not as a Director or Officer of the Company, the Edward L. Machulak Rollover Individual Retirement Account, General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties. These agreements are filed annually as exhibits to the SEC Form 10-K.

INTERCOMPANY TRANSACTIONS AND OTHER TRANSACTIONS

In addition to the transactions between the Company and General Lumber, and certain individuals who also are Directors and Officers of the Company and between the Company and its Officers, Directors and affiliates, the Company has had transactions with its subsidiaries, San Luis Estates, Inc., Universal Developers, Inc., Homespan Realty Co., Inc., Ecomm Group Inc., San Sebastian Gold Mines, Inc., Mineral San Sebastian S.A. de C.V., and substantial transactions with the Commerce/Sanseb Joint Venture.

The Company advances funds, allocates expenses, and charges for disbursements made to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, allocations, expenses, and disbursements.

The Company has adopted a policy to maintain a separate accounting of the amount due to it from Sanseb and the Joint Venture. This independent accounting will be maintained by the Company to reflect its investment and the amount due to it. This record will become the official document for future Joint Venture cash distributions. All of the advances and interest earned will be paid to the Company before the distribution to others of any of the Joint Venture's profits or cash flow.

The Company maintains a separate accounting for the funds or credits advanced to the Joint Venture and for the interest charged which is at the prime rate quoted on the first business day of each month plus four percent and said interest is payable monthly. These advances, together with interest, are to be paid to the Company prior to the distribution of any of the Joint Venture profits, and are reflected as follows:

Company Net Advances to the Joint Venture
-----------------------------------------

                                                        Total      Interest
                                                     Advances       Charges
                                                 ------------  ------------
     Balance March 31, 2005                       $44,295,125   $27,200,167
     Advances during fiscal year ended
       March 31, 2005                               4,657,996     4,000,606
                                                 ------------  ------------
     Total Company's net advances                  48,953,121    31,200,773
     Advances by threes of the Company's
       subsidiaries                                   590,265             0
                                                 ------------  ------------
     Total net advances as of March 31, 2005     $ 49,543,386  $ 31,200,773
                                                 ============  ============

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

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploration of precious metals. The mining processing is temporarily suspended. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded.

                                 Mining *1 El Salvador,           Corporate
                                        Central America        Headquarters
                                     ------------------  ------------------
Year ended March 31, 2005
   Sales and revenues                $                0  $                0
   Depreciation & amortization                        0                   0
   Operating income (loss)                            0           (229,936)
   Total assets                              36,286,379             232,197
   Capital expenditures                       2,152,172                   0
Year ended March 31, 2004
   Sales and revenues                $                0  $                0
   Depreciation & amortization                        0                   0
   Operating income (loss)                            0           (237,790)
   Total assets                              34,169,935             249,446
   Capital expenditures                       1,861,353                   0
Year ended March 31, 2003
   Sales and revenues                $                0  $                0
   Depreciation & amortization                        0                   0
   Operating income (loss)                            0           (232,647)
   Total assets                              32,277,568             222,582
   Capital expenditures                         806,764                   0

*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

The following is a tabulation of unaudited quarterly operating results for 2005 and 2004:

                                                            Per Share Basic
                               Operating             Net        Diluted Net
Fiscal year ended 3/31/05       Revenues          (Loss)      Income/(Loss)
-------------------------     ----------    ------------    ---------------
First quarter 6/30/04         $        0    $   (50,586)    $       (.0022)
Second quarter 9/30/04        $        0    $   (59,783)    $       (.0027)
Third quarter 12/31/04        $        0    $   (50,586)    $       (.0022)
Fourth quarter 3/31/05        $        0    $   (68,981)    $       (.0031)
                              ----------    ------------    ---------------
                              $        0    $  (229,936)    $       (.0102)
                              ==========    ============    ===============
Fiscal year ended 3/31/05
-------------------------
First quarter 6/30/03         $        0    $   (57,070)    $       (.0027)
Second quarter 9/30/03        $        0    $   (54,691)    $       (.0026)
Third quarter 12/31/03        $        0    $   (59,448)    $       (.0028)
Fourth quarter 3/31/04        $        0    $   (66,581)    $       (.0032)
-------------------------     ----------    ------------    ---------------
                              $        0    $  (237,790)    $       (.0113)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

There has been a change in the Company's certified public accountant which resulted from the previous certified public accountant who audited and certified the Company's March 31, 2004 financial statements not being registered with the Public Company Accounting Oversight Board (PCAOB) as is required by Section 102 of the Sarbanes-Oxley Act of 2002. Therefore, the financial statements for the Company's fiscal year ended March 31, 2004 were regarded as being incomplete. In order to correct the deficiency, the Company on January 18, 2005 engaged a certified public accountant from Las Vegas, Nevada. The Company on January 21, 2005 filed an 8-K notifying that the previous accountant resigned and that the Company engaged its new independent account. The March 31, 2004 audit report prepared by the previous accountant did not contain an adverse opinion or was qualified or modified as to uncertainty audit scope or accounting principles. There were no disagreements with the previous accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

After a lapse of time and upon preliminary review of the Company's financial records the new Las Vegas accountant explained that his firm did not have the capacity and time to audit the Company's financial statements within the due date time frame. This CPA firm referred the Company to Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants. On May 6, 2005, the Company filed with the U.S. Securities and Exchange Commission a Form 8-K explaining that on May 2, 2005 it engaged the accounting firm of Chisholm, Bierwolf & Nilson, LLC as independent certified accountants and simultaneously accepted the resignation of the Las Vegas accounting firm. For more details, reference is made to SEC Form 8-Ks filed on January 21, 2005 and May 6, 2005.

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

ITEM 9(B).  OTHER INFORMATION
-----------------------------

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item appears under the captions "Officers and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" included in the Company's definitive proxy statement for the 2005 Annual Meeting to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K. Information regarding executive officers and managers is contained in Part I of this report under "Item 4(a). Executive Officers and Managers of the Company."

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

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)  FINANCIAL STATEMENTS AND SCHEDULES

See Index to Consolidated Financial Statements and Supplementary Financial Data in Item 8 of this report.

Report of Independent Accountant on the Financial Statement Schedules 80

Schedule IV (1) Indebtedness of Related Parties   81

Schedule IV (2) Indebtedness to Related Parties   83

(B)  REPORTS ON FORM 8-K

The Form 8-K reports filed during the three months ended March 31, 2005 and subsequently filed are as follows:

On January 21, 2005, the Company filed a S.E.C. Form 8-K explaining why the Company changed its certified public accountant. The decision was made because the CPA who certified the March 31, 2004 financial statements was not registered as is required with the Public Company Accounting Oversight Board (PCAOB). Section 102 of the Sarbanes-Oxley Act of 2002 made it unlawful after October 22, 2003 for any U.S. public accounting firm or person associated with a U.S. public accounting firm that is not registered with the PCAOB to prepare, issue or to participate in the preparation or issuance of any audit report with respect to any issuer.

On May 6, 2005, the Company filed a S.E.C. Form 8-K to report the engagement of its newly registered certified public accountant.

(C)  EXHIBITS
-------------

The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K. All other exhibits are incorporated by reference into this Annual Report on Form 10-K.



Exhibit
No.       Description of Exhibit
-------   ----------------------
3.1       Articles of Incorporation of the Company.   (Incorporated by
          reference to Exhibit 3.(i) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

3.2       By-laws of the Company.  (Incorporated by reference to Exhibit
          3.(ii) of the  Company's S.E.C. Form 8-K filed on April 13,
          1999.)


Exhibit
No.       Description of Exhibit
-------   ----------------------

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









Exhibit
No.       Description of Exhibit
-------   ----------------------
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

10.15 Three-year lease agreement by and between the Company and Corporacion Salvadorena de Inversiones ("Corsain"), an El
          Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on April 26,
          2004, retroactive to November 13, 2003. (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended March 31, 2004.)

11*       Schedule of Computation of Net Income Per Share

21*       Subsidiaries and Joint Venture of the Company

23.1*     Consent of Independent Certified Public Accountants Chisholm,
          Bierwolf & Nilson, LLC




Exhibit
No.       Description of Exhibit
-------   ----------------------

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

99.0      Additional Exhibits

99.1*     Confirmation agreement, General Lumber & Supply Co., Inc., May 9,
          2005.

99.2*     Confirmation Agreement, Edward L. Machulak, May 9, 2005.

99.3*     Confirmation Agreement, Edward L. Machulak Rollover Individual
          Retirement Account, May 9, 2005.

99.4* Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 9, 2005.

99.5      Concession Agreement Assignment to the Company by Misanse
          (Incorporated by reference to Exhibit 1 of the Company's Form
          10-K for the year ended March 31, 1988.)

99.6 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933, as amended and declared effective
          June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 10,
          2002.)  281,755 shares remain to be issued as of March 31, 2005.

99.6(a) Consent of Independent Certified Public Accountant to incorporate by reference in the S.E.C. Form S-8 Registration Statement No.
          333-90122 filed under the Securities Act of 1933 as amended and declared effective June 10, 2002 the Certified Public
          Accountant's report dated May 10, 2004 relating to the financial statements of the Company for the years ended March 31, 2004 and 2003.



                                     77

Exhibit
No.       Description of Exhibit
-------   ----------------------

99.7 Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.



                            COMMERCE GROUP CORP.
                         FORM 10-K - MARCH 31, 2005

                                  PART IV

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 5, 2005.


                         COMMERCE GROUP CORP.
                         (Company)

                         By:  /s/ Edward L. Machulak
                         ---------------------------------
                         Edward L. Machulak
                         Chairman of the Board of Directors,
                         Member of Executive Committee,
                         Member of Audit Committee
                         Director-Emeritus, President, Treasurer,
                         Chief Executive, Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:

Name                     Office                                       Date
---------------------    ----------------------------                 --------------
/s/ Edward L. Machulak
----------------------
Edward L. Machulak       Chairman of the Board of Directors,          July 5, 2005
                         Member of Executive Committee,
                         Member of Audit Committee,
                         Director-Emeritus, President,
                         Treasurer, Chief Executive, Operating
                         and Financial Officer

/s/ Edward A. Machulak
----------------------
Edward A. Machulak       Director, Member of Executive Committee,
                         Director-Emeritus, Executive Vice
                         President and Secretary                      July 5, 2005

/s/ Sidney Sodos
----------------------
Sidney Sodos             Director                                     July 5, 2005

/s/ John H. Curry
----------------------
John H. Curry            Director and Member of Audit
                         Committee                                    July 5, 2005

             COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

                              SCHEDULE IV (1)
               INDEBTEDNESS OF RELATED PARTIES - NON CURRENT
                 YEARS ENDED MARCH 31, 2005, 2004, AND 2003

Commerce/Sanseb Joint Venture (Joint Venture)

                          Beginning of     Additions to Deletions to   Balance at End
Name of Person (1)          Period (3)  Indebtedness(2) Indebtedness    of Period (3)
-----------------         ------------  --------------- ------------   --------------
Year ended March 31, 2005
Joint Venture              $44,885,391       $4,657,996           $0      $48,953,121

Year ended March 31, 2004
Joint Venture              $40,771,280       $4,114,110           $0      $44,885,390

Year ended March 31, 2003
Joint Venture              $37,320,188       $3,451,092           $0      $40,771,280

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

San Sebastian Gold Mines, Inc. (SSGM)
-------------------------------------

                          Beginning of     Additions to Deletions to   Balance at End
Name of Person (1)          Period (3)  Indebtedness(2) Indebtedness    of Period (3)
-----------------         ------------  --------------- ------------   --------------
Year ended March 31, 2005
SSGM                       $36,340,906       $2,481,346           $0      $38,822,252

Year ended March 31, 2004
SSGM                       $34,160,023       $2,180,883           $0      $36,340,906

Year ended March 31, 2003
SSGM                       $31,989,058       $2,170,965           $0      $34,160,023

(1) San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2) The advances to SSGM primarily consist of the interest due to the Company on SSGM's outstanding indebtedness.


                    This Page Left Blank Intentionally.



            COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

                               SCHEDULE IV(2)
                      INDEBTEDNESS TO RELATED PARTIES
             CURRENT YEARS ENDED MARCH 31, 2005, 2004, AND 2003

                                   Balance at  (Deletions)to        Balance
                                    Beginning   Indebtedness         at End
Identity of Debtor                  of Period            (1)      of Period
------------------               ------------   ------------   ------------
Year ended March 31, 2005
-------------------------
President of the Company           $6,565,817  $1,343,869(a)  $7,909,686(a)
President's RIRA                      915,066     107,330(b)   1,022,396(b)
President's Affiliated Company      1,262,390     397,365(c)   1,659,755(c)
President's Wife's RIRA               503,581      88,047(d)     591,628(d)
President's Son/Daughter-in-Law       153,828      26,895(d)     180,723(d)
                                   ----------  ----------    -----------
     Total, notes payable          $9,400,682  $1,963,506    $11,364,188
                                   ==========  ==========    ===========
President's Accrued Salary         $2,815,265  $  178,750(e) $ 2,994,015(e)
                                   ==========  ==========    ===========
President's Wife's Consulting Fees $  327,600  $   36,000(f) $   363,600(f)
                                   ==========  ==========    ===========
Legal fees (President's son is
a principal)                       $  327,015  $    5,966(g) $   332,981(g)
                                   ==========  ==========    ===========

Year ended March 31, 2004
President of the Company           $5,521,516  $1,044,301(a)     $6,565,817
President's RIRA                      824,866      90,200(b)        915,066
President's Affiliated Company      1,120,442     141,948(c)      1,262,390
President's Wife's RIRA               429,391      74,190(d)        503,581
President's Son/Daughter-in-Law       131,165      22,663(d)        153,828
                                   ----------  ----------    --------------
     Total, notes payable          $8,027,380  $1,373,302    $    9,400,682

President's Accrued Salary         $2,636,515  $  178,750(e) $    2,815,265
President's Wife's Consulting Fees $  291,600  $   36,000(f) $      327,600
                                   ==========  ==========    ==============
Legal fees (President's son
  is a principal)                  $  326,941  $       74(g) $      327,015
                                   ==========  ==========    ==============

Year ended March 31, 2003
President of the Company           $4,643,856 $   877,660(a) $    5,521,516
President's RIRA                      703,647     121,219(b)        824,866
President's Affiliated Company      1,098,193      22,249(c)      1,120,442
President's Wife's RIRA               366,289      63,102(d)        429,391
Others                                111,889      19,276(d)        131,165
                                   ----------  ----------    --------------
     Total, notes payable          $6,923,874  $1,103,506    $    8,027,380
                                   ==========  ==========    ==============
President's Accrued Salary         $2,457,765  $  178,750(e) $    2,636,515
                                   ==========  ==========    ==============
President's Wife's Consulting Fees $  255,600  $   36,000(f) $      291,600
                                   ==========  ==========    ==============
Legal fees (President's
   son is a principal)             $  314,804  $   12,137(g) $      326,941
                                   ==========  ==========    ==============

(1)(a)(b) The net additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

          The President's RIRA on March 24, 2005 purchased 500,000 of the Company's restricted common shares, par value $.10, at a price of $.105 each, for a total of $52,500. Payment for this purchase was made by reducing the amount of debt due to the RIRA.

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

(1)(g) The addition of the amounts due to the Law Firm results for legal services rendered during this period.