Form 10-Q
period 2005-06-30
COMMERCE GROUP CORP /WI/
filed 2005-08-19
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 2005

                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,823,734 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of July 31, 2005.

                          COMMERCE GROUP CORP.

                                FORM 10-Q

                 FOR THE FIRST QUARTER ENDED JUNE 30, 2005

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2005.

          Consolidated Balance Sheets                                   3
          Consolidated Statements of Operations                         4
          Consolidated Statements of Changes in Shareholders' Equity    5
          Consolidated Statements of Cash Flows                         6
          Notes to the Unaudited Consolidated Financial Statements      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                31
Item 3.   Quantitative and Qualitative Disclosures about Market Risk   42
Item 4.   Controls and Procedures                                      43


                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            44
Item 2.   Changes in Securities                                        44
Item 3.   Default Upon Senior Securities                               44
Item 4.   Submission of Matters to a Vote of Security Holders          44
Item 5.   Other Information                                            44
Item 6.   Exhibits and Reports on Form 8-K                             44

SIGNATURES:
          Registrant's Signature Page                                  45
          Certification of Chief Executive Officer (Section 302)       46
          Certification of Executive Vice President (Section 302)      47
          Certification of Chief Executive Officer (Section 906)       48
          Certification of Executive Vice President (Section 906)      49

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS


                                   June 30, 2005      March 31, 2005
                                    (Unaudited)          (Audited)
                                   -------------      --------------

                                 ASSETS
                                 ------
Current assets
 Cash                              $    37,759         $    13,669
 Other current assets                  218,528             218,528
 Accounts receivable, related          584,468             584,468
 Accounts receivable                         0                   0
 Mining supplies                        39,562              39,562
 Prepaid items and deposits             86,152              84,266
                                   -----------         -----------
  Total current assets                 966,469             940,493

Property, plant and equipment, net   4,431,314           4,427,876

Mining resources investment         31,765,903          31,150,207
                                   -----------         -----------
  Total assets                     $37,163,686         $36,518,576
                                   ===========         ===========

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                  $   197,002         $   213,514
 Accounts payable, related             231,030             230,001
 Notes and accrued interest
  payable to related parties        11,981,939          11,364,188
 Notes and accrued interest
  payable to others                    274,564             269,179
 Accrued salaries                    3,119,386           3,072,136
 Accrued legal fees                    336,691             332,981
 Other accrued expenses                724,084             696,621
                                   -----------         -----------
  Total liabilities                 16,864,696          16,178,620

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2005-none; 2004-none              $         0         $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
  Y/E 2006-23,823,734                2,382,373
  Y/E 2005-23,823,734                                    2,382,373
Capital in excess of par value      19,292,410          19,292,410
Retained earnings (deficit)         (1,375,793)         (1,334,827)
                                   -----------         -----------
  Total shareholders' equity        20,298,990          20,339,956
                                   -----------         -----------
  Total liabilities and
   shareholders' equity            $37,163,686         $36,518,576
                                   ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                         2005             2004
                                     ------------     ------------
Revenues:                            $         0      $         0
                                     ------------     ------------
Expenses:
 General and administrative               40,966           52,188
                                     ------------     ------------
   Total expenses                         40,966           52,188

Net profit (loss)                    $   (40,966)     $   (52,188)
 Credit (charges) for income taxes             0                0
                                     ------------     ------------
Net income (loss) after income tax
 credit (charge)                     $   (40,966)     $   (52,188)
                                     ============     ============

Net income (loss) per share
 basic/diluted                       $         0      $         0
                                     ============     ============
Weighted av. basic/diluted
common shares outstanding             23,823,734       22,520,575
                                     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            THROUGH THE PERIOD ENDED JUNE 30, 2005 (UNAUDITED)



                                          Common Stock
                               -----------------------------------
                                                     Capital in    Retained
                             Number of                Excess of    Earnings
                              Shares     Par Value    Par Value    (Deficit)
                            ----------   ----------  -----------  ----------
Balances March 31, 2003     20,407,429   $2,040,743  $18,997,412  $  (867,101)

Net loss for FY March 31, 2004                                       (237,790)

Common stock issued for:
 Dir./off./employee/services
  comp.                        630,862       63,086       92,014
 Payment of debt               928,300       92,830      138,657
 Stock options exercised for   230,000       23,000        6,500
  cash
 Cash                          485,000       48,500       63,350
 Capital distribution                0            0      (23,336)           0
                            ----------   ----------  -----------  ------------
Balances March 31, 2004     22,681,591   $2,268,159  $19,274,597  $(1,104,891)

Net loss for FY ended March 31, 2005                              $  (229,936)

Common stock issued for:
 Dir./off./employee/services
  comp.                        535,786       53,578        5,649
 Payment of debt               500,000       50,000        2,500
 Cash                          106,357       10,636        9,664
                            ----------   ----------  -----------  ------------
Balances March 31, 2005     23,823,734    2,382,373   19,292,410   (1,334,827)

Net loss for three months
 ended June 30, 2005                 0            0            0  $   (40,966)
                            ----------   ----------  -----------  ------------

Common stock issued - none  23,823,734    2,382,373   19,292,410   (1,375,793)
                            ==========   ==========   ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                   2005           2004

OPERATING ACTIVITIES:
 Net loss                                      $ (40,965)   $ (52,188)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services rendered             0        4,500
 Changes in assets and liabilities:
 Decrease (increase) in accounts receivable
  and other current assets                             0            0
 Decrease (increase) in prepaid items and
  deposits                                        (1,885)      (1,886)
 Increase (decrease) in accounts payable and
  other accrued expenses                          11,980       30,581
 Increase (decrease) in accrued salaries           5,151        4,725
 Increase (decrease) in accrued legal fees         3,709            0
                                               ----------    ---------
Net cash provided by (used in) operating
 activities                                      (22,010)     (14,268)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                 (102,962)     (61,310)
                                                ---------    ---------
 Net cash used by investing activities          (102,962)     (61,310)

FINANCING ACTIVITIES:
 Cash received on related party notes payable    149,062       63,777
 Common stock issued for cash                          0       17,400
                                               ---------    ---------
Net cash provided by financing activities        149,062       81,177

Net increase (decrease) in cash and cash
 equivalents                                      24,090        5,599

Cash - beg. of year                               13,669       30,348
                                               ---------    ---------
Cash - end of this period                      $  37,759    $  35,947
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information:

                                           First Quarter Period Ended
                                      June 30, 2005         June 30, 2004
                                      -------------         -------------
A.  Cash information                Shares   $ Amount     Shares   $ Amount
                                    ------   --------     ------   --------
    1. Accrued interest capitalized    0     $474,074        0     $392,413
    2. Interest expense paid in cash   0            0        0            0
    3.  Income taxes paid              0            0        0            0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services         0            0   22,500     $  4,500

    2.  Related party notes payable    0            0        0            0

C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $86,080. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

        The El Salvadoran vacation and Christmas bonus payments are due when earned while the severance pay is due and payable at such time when the employee has been discharged, retired, permanently laid off, dies or when incapable of working due to permanent health/work related conditions. The Company has sole control and jurisdiction over this account and to the best of the Company's knowledge, there is absolutely no condition, right, or requirement by the El Salvadoran authorities to have such funds in any form of a reserve.

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at June 30, 2005.

    2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $584,468   $      0   $584,468
        Accounts payable         $231,030   $197,002   $428,032


        On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

        The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,468 and that the Company owes Misanse $231,030 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

    3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.



The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2005

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp. ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc. ("Sanseb") both United States corporations, have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the
     Republic of El Salvador, Central America.   Gold bullion, currently
     the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States at the market spot price. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America.

     On March 3, 2003, the Company received an exploration/concession license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres), which is hereafter referred to as the "New SSGM Exploration Concession/License" or the "New SSGM." This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines: the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

     On May 20, 2004 (delivered June 4, 2004) the Company was granted an exploitation concession/license from the GOES consisting of 1.23 square kilometers (304 acres) for the exploration of the precious metals. Hereafter, this grant will be referred to as the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed
     SSGM).

     On May 25, 2004 (received June 4, 2004) the GOES issued a second exploration concession/license consisting of 45 square kilometers (11,115 acres) hereinafter referred to as the Nueva Esparta.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005


     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received so far were not acceptable by the Company due to the terms and conditions.

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

(b)  Basis of presentation:

     Management estimates and assumptions:

     Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations could be affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

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

                                                 %
                                                Owner-  Charter/Joint Venture
                                                 ship     Place         Date
                                                -----  -----------  ----------
Included in the Consolidated Statements
---------------------------------------
Homespan Realty Co., Inc. ("Homespan")          100.0  Wisconsin    02/12/1959
Ecomm Group Inc. ("Ecomm")                      100.0  Wisconsin    06/24/1974
San Luis Estates, Inc. ("SLE")                  100.0  Colorado     11/09/1970
San Sebastian Gold Mines, Inc. ("Sanseb")        82.5  Nevada       09/04/1968
Universal Developers, Inc.  ("UDI")             100.0  Wisconsin    09/28/1964
Commerce/Sanseb Joint Venture ("Joint Venture")  90.0  Wisconsin &  09/22/1987
                                                       El Salvador
Not included in the Consolidated Statements
-------------------------------------------
Mineral San Sebastian, S.A. de C.V. ("Misanse")  52.0  El Salvador  05/08/1960

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

Minority Interest

During the periods ended June 30, 2005 and 2004, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

Other Current Assets

Other current assets consist of securities held as nominee for the Commerce Group Corp. Employee Benefit Account, and are stated at cost. Other current assets also include certain precious stones and jewelry also stated at cost.

Accounts Receivable - Related

The accounts receivable consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the accounts payable - related.

Intercompany Balances

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Mining Supplies

Mining supplies consist of consumable supplies used in connection with processing ore, and are stated at cost, which is believed to be lower than the market value.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005


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

Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement are effective in the first quarter of 2003. At

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.
123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees when such plan will be implemented by the Company. At that time, the Company will disclose the requirements of SFAS No. 148. No stock-based employee compensation has been provided as of this date, as no employee stock compensation was issued during the fiscal periods ended June 30, 2005 and 2004.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, there is no difference in the losses, earnings or the number of basic or diluted shares.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the first quarter ended June 30, 2005:
 Basic EPS
Net loss to common Shareholders            $(40,966)    23,823,734   $(0.0017)
                                           =========    ==========   =========
For the first quarter ended June 30, 2004:
 Basic EPS
Net loss to common Shareholders            $(52,188)    22,520,575   $(0.0023)
                                           =========    ==========   =========
Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005


Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentations. The Company changed the amounts classified as general & administrative expense from amounts previously recorded as mining resources.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                June 30, 2005                          June 30, 2004
        ------------------------------         -----------------------------
                 Accumulated                            Accumulated
        Cost     Depreciation      Net         Cost     Depreciation     Net
        ----     ------------      ---         ----     ------------     ---

Mineral
Proper-
ties
and
Deferred
Develop-
ment $31,765,903               $31,765,903  $29,633,206              $29,633,206
Plant
and
Equip-
ment   6,683,457    2,252,143    4,431,314    6,541,096   2,252,143    4,288,953
     -----------  -----------  -----------  -----------  ----------  -----------
     $38,449,360  $ 2,252,143  $36,197,217  $36,174,302  $2,252,143  $33,922,159
     ===========  ===========  ===========  ===========  ==========  ===========


Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded. The Company is maintaining the property and equipment and will begin to depreciate them once operations commence again.


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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

Under the joint venture agreement, agreements signed by the Company for the benefit of the Joint Venture create obligations binding upon the Joint Venture.

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

Investments in Joint Venture

As of June 30, 2005, the Company's investments, including charges for interest expense to the Joint Venture, were $50,312,955 and three of the Company's subsidiaries' advances were $590,265 for a total of $50,903,220.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2005 and 2004, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                 2005           2004
                                                 ----           ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87               $50,312,955    $45,338,278
The Company's initial investment
 in the Joint Venture                          3,508,180      3,508,180
Sanseb's investment in the Joint Venture       3,508,180      3,508,180
Sanseb's investment in the mining projects
and amount due to the Company                 39,585,295     36,887,241
                                             -----------    -----------
Total:                                        96,914,610     89,241,879
Advances by the Company's three
 subsidiaries                                    590,265        590,265
                                             -----------    -----------
Combined total investment                    $97,504,875    $89,832,144
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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

New SSGM Exploration Concession/License under El Salvador Resolution Number 27 (New SSGM) - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                    06/30/05     03/31/05
                                                    --------     --------
Related Parties
Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)            $11,981,939  $11,364,188

Other
Short-term notes and accrued interest (June 30, 2005, $139,564 and March 31, 2005, $134,179)
issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.


                                                     274,564      269,179
                                                 -----------  -----------
                                   Total:        $12,256,503  $11,633,367
                                                 ===========  ===========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and three months, including vacation pay, for a total of $3,035,265 and $2,856,515 at June 30, 2005 and 2004, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2005 and 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $8,350,871 and $6,866,170 at June 30, 2005 and 2004, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,064,306 and $952,577 at June 30, 2005 and 2004, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

not borrow any common shares during the fiscal quarter period ended June 30, 2005. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

The President, as an individual, and not as a Director or Officer of the Company, purchased and presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse common shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2005:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,762,750 and $1,348,383 at June 30, 2005 and 2004, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2005 and 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $615,881 and $524,224 at June 30, 2005 and 2004, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $372,600 and $336,600 at June 30, 2005 and 2004, respectively, for services rendered from October 1994.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $336,691 for 1,819.95 hours of legal services rendered from July 1980 through May 31, 2005. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $188,131 and $160,134 at June 30, 2005 and 2004, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 293,334 common shares valued at $.105 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2005. In addition, during this period one Director received 65,952 of the Company's common shares for consulting services valued at $6,925. The Chairman/President does not receive any Director fees. The Company owes $4,400 for Director fees and it owes $84,121 for other accrued salaries as of June 30, 2005 compared to $4,400 for Director fees and $61,863 for other accrued salaries as of June 30, 2004.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 2005                     2004
                                 ----                     ----
                          Total      Interest       Total      Interest
                         Advances     Charges      Advances     Charges
                         --------    --------      --------    --------
Beginning balances     $48,953,121  $31,200,773  $44,885,390  $27,200,167
June 30, 2005 advances   1,359,834    1,211,125      452,888      890,345
                       -----------  -----------  -----------  -----------
Total Company advances  50,312,955   32,411,898   45,338,278   28,090,512
Advances by three of
 the Company's
 subsidiaries              590,265            0      590,265            0
                       -----------  -----------  -----------  -----------
Total net advances     $50,903,220  $32,411,898  $45,928,543  $28,090,512
                       ===========  ===========  ===========  ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At June 30, 2005, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $6,397,280 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2019.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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


                                                       March 31,
                                                  2005           2004
Deferred Tax Assets:                           ----------    ----------
 Net Operating Loss Carry-forwards             $2,175,000    $2,097,000
Valuation Allowance for Deferred Tax Assets    (2,175,000)   (2,097,000)
                                               ----------    ----------
Net Deferred Tax Assets:                                0             0
                                               ===========   ===========

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 23,823,734 shares were issued and outstanding as of June 30, 2005. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending June 30, 2005 or 2004.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

c.  Stock option activity:

                              06/30/05               3/31/05
                          -----------------    ------------------
                                   Weighted             Weighted
                          Option    Average    Option    Average
                          Shares     Price     Shares     Price
                          ------     -----     ------     -----
Outstanding, beg. yr.          0      $0      210,000     $0.23
Granted                        0       0            0         0
Exercised                      0       0            0         0
Forfeited                      0       0            0         0
Expired                        0       0     (210,000)        0
                         ---------   -----    ---------   -----
Balance                        0      $0            0     $0.00
                         =========   =====    =========   =====


There were no stock options issued or outstanding as of June 30, 2005.

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares. As of June 30, 2005 and 2004, there were no shares due to him.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2005, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,218,245 shares were issued, and 281,755 shares remain to be issued as of June 30, 2005.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005



g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of June 30, 2005, 382,000 shares remained in the account.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

In connection with the Renewed SSGM Exploitation Concession/License, on July 15, 2003 a one-year, third party liability guarantee (bond) in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. (Anglosal) on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The Company pledged its SSGM laboratory real estate as collateral to Anglosal for the issuance of the bond. On August 24, 2004 the bond was renewed and will expire on August 15, 2005, unless it is renewed.

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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

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

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploration and production of precious metals. The mining processing is temporarily suspended. The other segments are those activities that are combined for reporting purposes. There were no reportable activities in the Internet business; no income and no expenses were recorded. Reference is made to other sections in the annual financial statements for details.

The following is a tabulation of unaudited quarterly operating results for 2005 and 2004:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/06   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 6/30/05              $0            $(40,966)      $(.0017)

Fiscal year ended 3/31/05   Operating Revenues   Net (Loss)   Income/(Loss)
-------------------------   ------------------   ----------   -------------
First quarter 6/30/04              $0            $(52,188)      $(.0023)

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005

(15)  UNCERTAINTIES
-------------------

The company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past 5 plus years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company and the
maintenance of the mine and related equipment.   However, there is no
guarantee that the Company can continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes it has sufficient reserves through loans from its principal officer and through interested accredited investors to continue operations for the coming year. Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open pit heap leaching operation at the San Sebastian Gold Mine or to process gold at its San Cristobal Mill and Plant.

(16) CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------

There has been a change in the Company's certified public accountant which resulted from the previous certified public accountant who audited and certified the Company's March 31, 2004 financial statements not being registered with the Public Company Accounting Oversight Board (PCAOB) as is required by Section 102 of the Sarbanes-Oxley Act of 2002. Therefore, the financial statements for the Company's fiscal year ended March 31, 2004 were regarded as being incomplete. In order to correct the deficiency, the Company on January 18, 2005 engaged a certified public accountant from Las Vegas, Nevada. The Company on January 21, 2005 filed an 8-K notifying that the previous accountant resigned and that the Company engaged its new independent accountant. The March 31, 2004 audit report prepared by the previous accountant did not contain an adverse opinion or was qualified or modified as to uncertainty audit scope or accounting principles. There were no disagreements with the previous accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

(17) UNAUDITED FINANCIAL STATEMENTS
-----------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2005


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                       PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2005 and 2004. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview
--------

The Company is in the precious metals exploration, exploitation, development, production business with at least 12 formerly operated mines that are located in the Republic of El Salvador, Central America. The Company's objective is to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by processing these reserves to produce gold and silver at an above average profit. Substantial capital expenditures are required to find, develop and process gold and silver ore. The Company's geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous exploration.

The Company is determined to obtain the capital it requires to produce gold and silver at its San Cristobal Mill and Plant (SCMP) facilities and to construct an open-pit, heap-leach operation on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union, El Salvador.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

All of the Company's mines are located in the Republic of El Salvador, Central America. The GOES has issued three concessions/licenses to the Company.

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

The Company is a U.S. Wisconsin chartered corporation engaged in exploration, exploitation, development and gold and silver production with its primary asset being the San Sebastian Gold Mine (SSGM). The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period.
The Company became involved as an investor and then as a majority owner. Gold and silver was produced from mid-1972 through the first quarter of 1978. The suspension was caused by the El Salvador civil unrest which peace pact was entered into in December 1992 conditioned upon meeting the terms during a three-year period. Production of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP). The Company presently is seeking funds to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site. Its alternative is to joint venture or to enter into a merger or business combination.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)



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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations could be affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

For the fiscal year ended March 31, 2005, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to note 14 of the financial statements.

GOLD ORE RESERVES

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)

Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the La Lola Mine, the Tabanco Mine, the Santa Lucia Mine, and the Montemayor Mine.

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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $40,996 or $0.0017 cents per share for its fiscal period ended June 30, 2005. This compares to a net loss of $52,188 or $.0023 cents per share for the fiscal period ended June 30, 2004.

There was no current or deferred provision for income taxes during this first quarter period ended June 30, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact in the fiscal periods ended June 30, 2005 or 2004. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

Interest expense in the sum of $474,074 was recorded by the Company during this fiscal period compared to $392,413 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

Almost all of the costs and expenses except certain administrative costs incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes these costs and expenses and will continue to do so until such time when it is in production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE FIRST FISCAL QUARTER ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003
---------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $52,188 or $.0023 cents per share. This compares to a net loss of $49,873 or $.0024 cents per share for the fiscal quarter ended June 30, 2003.

There was no current or deferred provision for income taxes during the first quarter fiscal period ended June 30, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the first quarterly fiscal period ended June 30, 2004 or 2003.

Interest expense in the sum of $392,412 was recorded by the Company during this fiscal period compared to $344,379 for the same period in 2003, and it was eliminated with the interest income earned from the Joint Venture.

Almost all of the costs and expenses except certain administration costs incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes these costs and expenses and will continue to do so until such time when it is in full production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive.
The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this period of time to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system, to maintain the SCMP, and to conduct certain exploration projects.

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

From September 1987 through June 30, 2005, the Company has advanced the sum of $50,312,955 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $50,903,220. This investment includes the charge of $32,411,898 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. This Company is currently determining the impact of SFAS No. 154 on its financial reporting and disclosures.

In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation . FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of Fin 47 on its financial reporting and disclosures.

At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry," and reached a consensus that stripping costs incurred during the production phase of amine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff's recommendation on this issue by including a clarification that "inventory produced," as included in the consensus, means the same as "inventory extracted." The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

In December 2004, the FASB issued SFAS No. 123(R) revised 2004, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005. The Company believes that there will be no impact as it has not adopted this plan.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)

EMPLOYEES
---------

As of June 30, 2005, the Joint Venture employed between 50 and 60 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration in December 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. Reference is made to note (13) Commitments and Contingencies for additional details.

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

As of March 31, 2005, the Company's debt payable to related parties was $11,981,939 and to others $274,564, for a total of $12,256,503. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and more fully described in the financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during this period that could significantly affect the Company's internal control over financial reporting.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2005
                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None pending.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 25, 2005 relating to an annual meeting of shareholders to be held on October 21, 2005. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 29, 2005 for disclosure of the details.

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

      (b)  Reports on Form 8-K

           None filed during the Company's first
           quarter ended June 30, 2005.

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMERCE GROUP CORP.
                          Registrant/Company

                          /s/ Edward L. Machulak
Date:  August 19, 2005    ______________________________________
                          Edward L. Machulak
                          President,  Chief Executive, Operating and
                          Financial Officer and Treasurer

                            EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE, OPERATING AND FINANCIAL OFFICER
PURSUANT TO RULE 13(a)-14(a)/15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward L. Machulak, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Commerce Group
     Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 19, 2005           /s/ Edward L. Machulak
                                 -----------------------------------
                                 Edward L. Machulak
                                 Chairman, President, Treasurer,
                                 Chief Executive, Operating and
                                 Financial Officer

                              EXHIBIT 31.2

CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND SECRETARY PURSUANT TO RULE 13(a)-14(a)/15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward A. Machulak, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Commerce Group
     Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 19, 2005               /s/ Edward A. Machulak
                                     ---------------------------
                                     Edward A. Machulak
                                     Executive Vice President,
                                     and Secretary

                                EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE, OPERATING AND FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The certification set forth below is being submitted in connection with the Quarterly Report of Commerce Group Corp. (the "Company") on Form 10-Q for the first quarterly period ending June 30, 2005 (the "Report") for the purpose of complying with Rule 13a-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Edward L. Machulak, Chairman, President, Treasurer, Chief Executive, Operating and Financial Officer of Commerce Group Corp., (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of the Company for the first quarterly period ended June 30, 2005, (the "Form 10-Q"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 19, 2005                 /s/ Edward L. Machulak
                                       -----------------------------
                                       Edward L. Machulak
                                       Chairman, President, Treasurer,
                                       Chief Executive, Operating and
                                       Financial Officer

                                 EXHIBIT 32.2

CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND SECRETARY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

The certification set forth below is being submitted in connection with the Quarterly Report of Commerce Group Corp. (the "Company") on Form 10-Q for the first quarterly period ending June 30, 2005 (the "Report") for the purpose of complying with Rule 13a-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Edward A. Machulak, Executive Vice President and Secretary of Commerce Group Corp., (the "Company"), hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of the Company for the first quarterly period ended June 30, 2005, (the "Form 10-Q"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 19, 2005              /s/ Edward A. Machulak
                                    ------------------------------
                                    Edward A. Machulak
                                    Executive Vice President,
                                    and Secretary