Form 10-Q/A
period 2003-09-30
COMMERCE GROUP CORP /WI/
filed 2005-10-21
CIK 109757

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

SUBSEQUENT EVENT

The financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB). The purpose for filing this SEC Form 10-Q/A is because the Company's previous independent public accountant was not registered with the PCAOB prior to October 22, 2003. Reference is made to the Company's Form 8-Ks filed on January 21, 2005 and May 6, 2005.

                          COMMERCE GROUP CORP.

                               FORM 10-Q/A

            FOR THE SECOND QUARTER ENDED SEPTEMBER  30, 2003

                                 INDEX

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2003.

     Consolidated Balance Sheets                                       3
     Consolidated Statements of Operations                             4
     Consolidated Statements of Changes in Shareholders' Equity        5
     Consolidated Statements of Cash Flows                             6
     Notes to Unaudited Consolidated Financial Statements              9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                31
Item 3.  Quantitative and Qualitative Disclosures About Market Risk   45
Item 4.  Controls and Procedures                                      46

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           49
Item 2.  Changes in Securities                                       49
Item 3.  Default Upon Senior Securities                              49
Item 4.  Submission of Matters to a Vote of Security Holders         49
Item 5.  Other Information                                           50
Item 6.  Exhibits and Reports on Form 8-K                            50
Exhibit Index                                                        51
Registrant's Signature Page                                          57
Ex-31.1  Certification of CEO/CFO pursuant to Section 302            58
Ex-31.2  Certification of Exec. V.P./Secretary pursuant to
         Section 302                                                 59
Ex-32.1  Certification of CEO/CFO pursuant to Section 906            60
Ex-32.2  Certification of Exec. V.P./Secretary pursuant
         to Section 906                                              61

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Balance Sheets (Unaudited)

                                            Sept. 30, 2003  March 31, 2003
                                            --------------  --------------
                                ASSETS
                                ------
Current assets
 Cash                                        $    37,003     $    28,004
 Other current assets                            184,698         194,578
 Accounts receivable                              24,943          24,658
 Accounts receivable - related parties           583,554         583,554
 Mining supplies                                  39,562          39,562
 Prepaid items and deposits                       96,888          41,901
                                             -----------     -----------
  Total current assets                           966,648         912,257

 Real estate (Note 7)                                  0          23,336
 Property, plant and equipment, net            4,285,438       4,280,912
 Mining resources investment                  28,167,075      27,283,646
                                             -----------     -----------
  Total assets                               $33,419,161     $32,500,151
                                             ===========     ===========
                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                            $   259,919     $   233,635
 Accounts payable - related parties              223,193         221,084
 Notes and accrued interest payable
  to related parties                           8,804,890       8,027,380
 Notes and accrued interest payable
  to others                                      236,750         225,922
 Accrued salaries                              2,762,415       2,672,415
 Accrued legal fees                              327,015         326,941
 Other accrued expenses                          634,508         621,719
                                             -----------     -----------
  Total liabilities                           13,248,690      12,329,096

Commitments and contingencies
 (Notes 4, 6, 7, 8, 9, 10, 12 & 13)

                         SHAREHOLDERS' EQUITY
                         --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2003-none; 2002-none                                  0               0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 09/30/2003-20,916,129                         2,091,613
 03/31/2003-20,407,429                                         2,040,743
Capital in excess of par value                19,042,833      18,997,412
Retained earnings (deficit)                     (963,975)       (867,100)
                                             -----------     -----------
 Total shareholders' equity                   20,170,471      20,171,055
                                             -----------     -----------
 Total liabilities and shareholders' equity  $33,419,161     $32,500,151
                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
           For the Six Months Ended September 30 (Unaudited)

                              Three Months Ended
                                 Second Quarter         Six Months Ended
                              09/30/03    09/30/02    09/30/03    09/30/02
                              --------    --------    --------    --------
Revenues:                   $        0  $        0  $        0  $       0

Expenses:
 General and administrative     47,002      46,355      96,875     96,514
                            ----------- ----------- ----------- -----------
  Total expenses                47,002      46,355      96,875     96,514

Net profit (loss)              (47,002)    (46,355)    (96,875)   (96,514)
 Credit (charges) for
  income taxes                       0           0           0          0
                            ----------- ----------- ----------- -----------
Net income (loss) after
 income tax
 credit (charge)            $  (47,002) $  (46,355)  $ (96,875)  $(96,514)
                            =========== =========== =========== ===========

Net income (loss) per share
 (Note 4) basic and diluted $     (.00) $     (.00) $     (.00) $    (.01)
                            =========== =========== =========== ===========

Weighted av. common basic shares
 outstanding (Note 4)       20,493,634  18,011,816  20,470,683  17,975,762
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

                                           Common Stock
                          ----------------------------------------------

                                                  Capital in   Retained
                          Number of               Excess of    Earnings
                           Shares     Par Value   Par Value    (Deficit)
                         ----------  ----------  -----------  ----------
Balances March 31, 2001  15,794,008  $1,579,401  $18,760,849  $(331,008)

Net income (loss) for
 FY March 31, 2002                                             (303,465)

Common shares issued:
 Dir./off./employee/
  services comp.          1,154,000     115,400        5,260
 Payment of debt            250,000      25,000       12,500
 Cash                       270,000      27,000       13,500
                         ----------  ----------  -----------  ----------
Balances March 31, 2002  17,468,008  $1,746,801  $18,792,109  $(634,473)

Net income (loss) for
 FY March 31, 2003                                             (232,627)

Common shares issued:
 Dir./off./employee/
  services comp.            693,221      69,322       85,848
 Payment of debt          1,435,200     143,520       85,805
 Cash                       811,000      81,100       33,650
                         ----------  ----------  -----------  ----------
Balances March 31, 2003  20,407,429  $2,040,743  $18,997,412  $(867,100)

Net income (loss) for
 the six-month period ended
 September  30, 2003                                            (96,875)

Common shares issued:
 Payment of debt/option
  exercise                  250,000      25,000       37,500
 Cash                       224,000      24,400       29,640
 Share loans                 14,700       1,470        1,617
 Reversal of stock
  transaction                     0           0      (23,336)
                         ----------  ----------  -----------  ----------
Balances
 September 30, 2003      20,916,129  $2,091,613  $19,042,833  $(963,975)
                         ==========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                  2003         2002
                                                --------     --------
OPERATING ACTIVITIES:
 Net loss                                      $ (96,875)   $ (96,514)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable
  and other current assets                         9,595       11,450
 Decrease (increase) in prepaid items and
  deposits                                       (54,987)     (16,686)
 Increase (decrease) in accounts payable and
  other accrued expenses                          41,182       40,793
 Increase (decrease) in accrued salaries          10,828            0
 Increase (decrease) in accrued legal fees            74       19,079
                                              ----------    ---------
Net cash provided by (used in) operating
 activities                                      (90,183)     (41,878)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                 (100,759)     (40,189)
                                                ---------    ---------
 Net cash used by investing activities          (100,759)     (40,189)

FINANCING ACTIVITIES:
 Notes payable - related parties                 122,565      (48,406)
 Common stock issued for cash                     54,040       90,750
 Common stock issued for services                      0       47,500
 Reversal of stock transaction                    23,336            0
                                                --------     --------
Total financing activities                       199,941       89,844

Net increase (decrease) in cash and cash
 equivalents                                       8,999        7,777

Cash - beg. of year                               28,004       39,081
                                               ---------    ---------
Cash - end of this period                      $  37,003    $  46,858
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of non cash information:

                                      Six Months Ended September 30
                                         2003              2002
                                      ------------      ------------
A.  Non cash information            Shares   Amount   Shares    Amount
                                   -------- -------- --------  --------
    1.  Accrued interest capitalized       0 $697,196        0  $585,425
    2.  Interest expense paid in cash               0                  0
    3.  Income taxes paid                  0        0        0         0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services             0       0   250,000  $ 47,500
    2.  Related party notes payable  250,000 $ 62,500   62,200  $ 62,200
    3.  Share Loans		        14,700 $  3,087   10,700  $  3,550

C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at a cost of $52,250 as of September 30, 2003. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

        The El Salvadoran vacation and Christmas bonus payments are due when earned while the severance pay is due and payable at such time when the employee has been discharged, retired, permanently laid off, dies or when incapable of working due to permanent health/work related conditions. The Company has sole control and jurisdiction over this account and to the best of the Company's knowledge, there is absolutely no condition, right, or requirement by the El Salvadoran authorities to have such funds segregated in any form of a reserve.

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at September 30, 2003.

    2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is, as of September 30, 2003, is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $583,554   $24,943    $608,497
        Accounts payable         $223,193   $259,919   $483,112

        On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

        The Company is of the opinion, as of September 30, 2003, that it is appropriate to record the fact that Misanse owes the Company $583,554 and that the Company owes Misanse $223,193 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

    3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.



The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003

SUBSEQUENT EVENT

The financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB). The purpose for filing this SEC form 10-Q/A is because the Company's previous independent public accountant was not registered with the PCAOB prior to October 22, 2003. Reference is made to the Company's Form 8-Ks filed on January 21,2005 and May 6, 2005.

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

(2)  MANAGEMENT ESTIMATES AND ASSUMPTIONS
-----------------------------------------

Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations may be affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

(3)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

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

MINORITY INTEREST

During the periods ended September 30, 2003 and 2002, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

Other current assets consist of securities held as nominee for the Commerce Group Corp. Employee Benefit Account, and are stated at cost. Other current assets also include certain precious stones and jewelry also stated at cost.

ACCOUNTS RECEIVABLE - RELATED

The accounts receivable-related consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse future rental charges and by the amount in the accounts payable-related account.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred while in a standby position or in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations effective March 31, 2000, it also ceased to depreciate its fixed assets.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

Management's estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate for these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of the net cash flows expected to be generated from its mining properties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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


                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the six months ended
 September 30, 2003: Basic/Diluted EPS
Net loss to common Shareholders            $(96,875)    20,470,683   $(.00)
                                           =========    ==========   ======
For the six months ended
 September 30, 2002: Basic/Diluted EPS
Net loss to common Shareholders            $(96,514)    17,975,762   $(.01)
                                           =========    ==========   ======
FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

(4)  NEW ACCOUNTING STANDARDS
-----------------------------

The Company became subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability will be recorded as a separate operating expense, when applicable, in the Company's Statement of Operations. At this time, the Company believes that there is no financial impact.

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

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

             September 30, 2003                    September 30, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $28,167,075           0  $28,167,075  $27,406,610           0 $27,406,610

Property,
Plant
and
Equip-
ment   6,537,581   2,252,143   4,285,438    6,384,689   2,252,143   4,132,546
     ----------- -----------  -----------  -----------  ---------- -----------
     $34,704,656 $ 2,252,143  $32,452,513  $33,791,299  $2,252,143 $31,539,156
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

THREE CONCESSIONS:
ONE EXPLOITATION AND TWO EXPLORATION MINERAL CONCESSIONS/LICENSES

(a)  Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed
SSGM) - approximately 1.2306 square kilometers, Department of La Union,
El Salvador, Central America

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

(b)  New SSGM Exploration Concession/License (New SSGM) - approximately
40.7694 square kilometers

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

(c) Nueva Esparta Exploration Concession/License (Nueva Esparta) - 45 square kilometers

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

MODESTO MINE

REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Note 8.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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
                                          ==========   ==========

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 22 and one-half years, including vacation pay, for a total of $2,719,015 and $2,540,265 at September 30, 2003 and 2002 respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2003:

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,051,750 and $5,015,477 at September 30, 2003 and 2002 respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $893,288 and $762,014, at September 30, 2003 and 2002, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,252,796 and $1,149,897 at September 30, 2003 and 2002 respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $465,009 and $396,673 at September 30, 2003 and 2002 respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $309,600 and $273,600 at September 30, 2003 and 2002 respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through September 30, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $142,047 and $121,170 at September 30, 2003 and 2002 respectively, which bears interest at an annual rate of 16% payable monthly.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to, at any time, exchange the amount due to them for the Company's common shares.

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
                           ===========   ===========   ===========  ===========

(10)  COMMITMENTS
-----------------

Reference is made to Notes 4, 6, 7, 8, 9, 12 and 14.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

d.  STOCK RIGHTS - TO THE PRESIDENT

Reference is made to Note 9, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

The Company is not subject to credit risk in connection with any hedging activities as it has not hedged any of its gold production. If the Company changes its policies, then it will only use highly-rated credit worthy counterparties, therefore it should not anticipate non-performance.

(14) COMMITMENTS AND CONTINGENCIES
----------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

Lease Commitments

The month-to-month lease of its offices is described in note (9) Related Party Transactions of the Notes to the Consolidated Financial Statements. The lease of the SCMP and other mining leases are described in note (6) Commerce/Sanseb Joint Venture ("Joint Venture") and in note (7) Synopsis of Real Estate Ownership and Leases of the Notes to the Consolidated Financial Statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

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

(15) BUSINESS SEGMENTS
----------------------

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

The following is a tabulation of unaudited quarterly operating results for 2003 and 2002:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/03   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 06/30/03             $0            $(49,873)       $(.00)
Second quarter 09/30/03            $0            $(47,002)       $(.00)


                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 03/31/02   Operating Revenues   Net (Loss)  Income/(Loss)
-------------------------   ------------------   ----------   -------------
First quarter 06/30/02             $0             $(50,159)       $(.00)
Second quarter 09/30/02            $0             $(46,355)       $(.00)

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past three fiscal years, and six months, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company and the
maintenance of the mine and related equipment.   However, there is no
guarantee that the Company can continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(17)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

Overview
--------

The Company is in the precious metals exploration, exploitation, development, production business with at least four formerly operated mines that are located in the Republic of El Salvador, Central America. The Company's objective is to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by processing these reserves to produce gold and silver at an above average profit. Substantial capital expenditures are required to find, develop and process gold and silver ore. The Company's geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous exploration.

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

All of the Company's mines are located in the Republic of El Salvador, Central America. The GOES has issued two concessions/licenses to the Company.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q/A. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations could be affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

The financial statements for the fiscal year ended March 31, 2003, and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the La Lola Mine, the Tabanco Mine and the Santa Lucia Mine.


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

RESULTS OF OPERATION FOR THE SIX-MONTH FISCAL PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, expand its SCMP commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold has stabilized at a price level to assure a profitable operation. The Company recorded a loss of $96,875 or $.00 cents a share for this six month period ended September 30, 2003 compared to a loss of $96,514, or $.01 cents a share for the same period ended September 30, 2002.

There was no current or deferred provision for income taxes during this second quarter period ended September 30, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact in the fiscal periods ended September 30, 2003 or 2002. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

Accrued interest expense in the sum of $697,196 was capitalized by the Company during this fiscal period compared to $585,425 for the same period in 2002.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2003
                PART I - FINANCIAL INFORMATION (CONTINUED)



FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999 and effective as of March 31, 2000, the Joint Venture suspended its SCMP operations and placed it on a stand-by and maintenance status until such time as it would have adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and/or when it has funding to commence an open-pit, heap-leach operation. After almost five years of 24-hour-per-day operation with used equipment, the SCMP requires an overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its capacity should be expanded.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows: $8,250,000 for mining equipment and the completion of erecting a crushing system; $3,783,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. Since January 2002, the once depressed price of gold has gradually increased. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

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

During the past, the Joint Venture was engaged in exploration, exploitation and development programs designed to increase its gold ore reserves. The prospects of expanding the gold reserves are positive since the Company has acquired additional exploration concessions.
The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves. The Company was unable to obtain sufficient funds during this period of time to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system, to maintain the SCMP, and to conduct certain exploration projects.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

From September 1987 through September 30, 2003, the Company has advanced the sum of $42,164,248 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $42,754,513. This investment includes the charge of $25,447,714 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and for mining, and a carbon regeneration system, for holding costs, for many other related needs, and most recently, the exploration of the New SSGM.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

EMPLOYEES
---------

As of September 30, 2003, the Joint Venture employed between 34 and 40 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to erect the cone crushing system, to provide 24-hour seven-day-a-week security at two different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of these employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that in the past, it was one of the largest single
non-agricultural employers in the El Salvador Eastern Zone.   Also, the
Company employs up to four persons, including part-time help, in the
United States.   Since the Joint Venture has laid off most of its
employees, the Joint Venture had to pay the severance pay and other benefits to its employees and therefore it had to sell and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other mining prospects.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador continues to exist and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public's interest in owning gold, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold continues to increase since January 2002, and has reached its seven year high. At this time forecasters are predicting the price of gold to exceed $400 an ounce because the gold's positive long-term fundamentals remain intact.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

GUARANTEES
----------

The Company has provided the Government of El Salvador with the following guarantees on September 27, 2002: three-year guarantees were issued by the Banco Agricola, S.C. on behalf of the Company to the Ministry of Environment and Natural Resources; Guarantee No. 1901-0000059-8 was issued for the San Cristobal Mill and Plant in the sum of $771.49; and Guarantee No. 1901-0000069-7 was issued for the Renewed SSGM in the sum of $14,428.68.

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,875.14 expiring July 10, 2004 was issued by Compania Anglo Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines.

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

COMMODITY PRICES
-----------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

DEBT OWED TO RELATED PARTIES
-----------------------------

As of September 30, 2003, the Company's debt payable to related parties was $8,804,890 and to others $236,750, for a total of $9,041,640. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and as more fully described in the financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                    PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders -
          Subsequent Event

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.   Other Information - Subsequent Event

          The financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB). The purpose for filing this SEC Form 10-Q/A is because the Company's previous independent public accountant was not registered with the PCAOB prior to October 22, 2003. Reference is made to the Company's Form 8-Ks filed on January 21, 2005 and May 6, 2005.

Item 6(a).   Exhibits and Reports on Form 8-K

             Exhibits, as required by Item 601 of Regulation S-K are listed on pages 51 to 56. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).   Form 8-K

             A Form 8-K was filed on September 3, 2003 to report that the Company was issued a 20-year extension of its exploitation concession/license to process its gold and silver ore at its San Sebastian Gold Mine. This right was issued by the El Salvador Minister of Economy on August 18, 2003 and formally presented to the Company on August 29, 2003.

Exhibit Index

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in Item 601 of Regulation S-K. The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this quarterly report on Form 10-Q/A. All other exhibits are incorporated by reference into this quarterly report on Form 10-Q/A.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

   10.4 Loan Agreement and Promissory Note, Edward L. Machulak, May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1993.)
                                   52

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   10.15 Lease Agreement executed on January 14, 2003 by and between the Company and Mineral San Sebastian S.A. de C.V. This Lease Agreement is extendible for one or more equal periods. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q/A for the quarterly period ended December 31, 2002.)

   10.16 New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of 40.77 square kilometers officially received on March 3, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on March 5, 2003.) (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the period ended September 30, 2003.)

   10.17 Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company's Form 10-K for the year ended March 31, 1988.) This Concession Agreement Assignment was cancelled and replaced with the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) on August 18, 2003. (Spanish and English translation) (Reference is made to the Company's Form 8-K filed on September 3, 2003.) (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the period ended September 30, 2003.)

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

   31          Rule 13(a)-14(a)/15d-14(a) Certifications

   31.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of Executive Vice President and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Section 1350 Certifications

   32.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)

  Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  October 21, 2005        ______________________________________
                               Edward L. Machulak
                               President, Chief Executive Officer,
                               Chief Financial Officer and Treasurer