Form 10-Q/A
period 2003-12-31
COMMERCE GROUP CORP /WI/
filed 2005-10-21
CIK 109757

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

     Consolidated Balance Sheets                                       3
     Consolidated Statements of Operations                             4
     Consolidated Statements of Changes in Shareholders' Equity        5
     Consolidated Statements of Cash Flows                             6
     Notes to Unaudited Consolidated Financial Statements              9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                31
Item 3.  Quantitative and Qualitative Disclosures About Market Risk   45
Item 4.  Controls and Procedures                                      46

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            49
Item 2.  Changes in Securities                                        49
Item 3.  Default Upon Senior Securities                               49
Item 4.  Submission of Matters to a Vote of Security Holders          49
Item 5.  Other Information                                            49
Item 6.  Exhibits and Reports on Form 8-K                             49
Exhibit Index                                                         50
Registrant's Signature Page                                           56
Ex-31.1  Certification of CEO/CFO pursuant to Section 302             57
Ex-31.2  Certification of Exec. V.P./Secretary pursuant to
         Section 302                                                  58
Ex-32.1  Certification of CEO/CFO pursuant to Section 906             59
Ex-32.2  Certification of Exec. V.P./Secretary pursuant
         to Section 906                                               60

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Balance Sheets (Unaudited)

                                             Dec. 31, 2003  March 31, 2003
                                            --------------  --------------
                                ASSETS
                                ------
Current assets
 Cash                                        $    45,695     $    28,004
 Other current assets                            215,698         194,578
 Accounts receivable                              24,943          24,658
 Accounts receivable - related parties           583,554         583,554
 Mining supplies                                  39,562          39,562
 Prepaid items and deposits                       96,198          41,901
                                             -----------     -----------
  Total current assets                         1,005,650         912,257

 Real estate (Note 7)                                  0          23,336
 Property, plant and equipment, net            4,286,772       4,280,912
 Mining resources investment                  28,620,415      27,283,646
                                             -----------     -----------
  Total assets                               $33,912,837     $32,500,151
                                             ===========     ===========
                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                            $   265,855     $   233,635
 Accounts payable - related parties              221,084         221,084
 Notes and accrued interest payable
  to related parties                           9,015,265       8,027,380
 Notes and accrued interest payable
  to others                                      242,194         225,922
 Accrued salaries                              2,808,915       2,672,415
 Accrued legal fees                              327,015         326,941
 Other accrued expenses                          646,747         621,719
                                             -----------     -----------
  Total liabilities                           13,527,075      12,329,096

Commitments and contingencies
 (Notes 4, 6, 7, 8, 9, 10, 12, 13 & 14)

                         SHAREHOLDERS' EQUITY
                         --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2003-none; 2002-none                                  0               0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 12/31/2003-21,992,379                         2,199,238
 03/31/2003-20,407,429                                         2,040,743
Capital in excess of par value                19,204,830      18,997,412
Retained earnings (deficit)                  (1,018,306)       (867,100)
                                             -----------     -----------
 Total shareholders' equity                   20,385,762      20,171,055
                                             -----------     -----------
 Total liabilities and shareholders' equity  $33,912,837     $32,500,151
                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   Consolidated Statements of Operations
   For the Three and Nine-Month Periods Ended December 31 (Unaudited)

                              Three Months Ended
                                 Third Quarter         Nine Months Ended
                              12/31/03    12/31/02    12/31/03    12/31/02
                              --------    --------    --------    --------
Revenues:                   $        0  $        0  $        0  $        0

Expenses:
 General and administrative     54,331      53,569     151,206     150,083
                            ----------- ----------- ----------- -----------
  Total expenses                54,331      53,569     151,206     150,083

Net profit (loss)              (54,331)    (53,569)   (151,206)   (150,083)
 Credit (charges) for
  income taxes                       0           0           0           0
                            ----------- ----------- ----------- -----------
Net income (loss) after
 income tax
 credit (charge)            $  (54,331) $  (53,569)  $(151,206)  $(150,083)
                            =========== =========== =========== ===========

Net income (loss) per share
 basic and diluted          $     (.00)   $   (.00) $     (.01) $     (.01)
                            =========== =========== =========== ===========

Weighted av. common basic shares
 outstanding                20,559,815  18,011,816  20,500,394  17,987,780
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

                                           Common Stock
                          ----------------------------------------------

                                                  Capital in   Retained
                          Number of               Excess of    Earnings
                           Shares     Par Value   Par Value    (Deficit)
                         ----------  ----------  -----------  ----------
Balances March 31, 2001  15,794,008  $1,579,401  $18,760,849  $(331,008)

Net income (loss) for
 FY March 31, 2002                                             (303,465)

Common shares issued:
 Dir./off./employee/
  services comp.          1,154,000     115,400        5,260
 Payment of debt            250,000      25,000       12,500
 Cash                       270,000      27,000       13,500
                         ----------  ----------  -----------  ----------
Balances March 31, 2002  17,468,008  $1,746,801  $18,792,109  $(634,473)

Net income (loss) for
 FY March 31, 2003                                             (232,627)

Common shares issued:
 Dir./off./employee/
  services comp.            693,221      69,322       85,848
 Payment of debt          1,435,200     143,520       85,805
 Cash                       811,000      81,100       33,650
                         ----------  ----------  -----------  ----------
Balances March 31, 2003  20,407,429  $2,040,743  $18,997,412  $(867,100)

Net income (loss) for
 the nine-month period ended
 December 31, 2003                                             (151,206)

Common shares issued:
 Payment of debt/option
  exercise                  913,600      91,360      137,040
 Cash                       420,000      42,000       56,600
 Share loans                 14,700       1,470        1,617
 Employee benefit account   200,000      20,000       30,000
 Services                    36,650       3,665        5,497
 Reversal of stock
   transaction                    0           0      (23,336)
                         ----------  ----------  -----------  ----------
Balances
 December 31, 2003       21,992,379  $2,199,238  $19,204,830 $(1,018,306)
                         ==========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)

                                                  2003         2002
                                                --------     --------
OPERATING ACTIVITIES:
 Net loss                                     $ (151,206)  $ (150,083)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable
  and other current assets                       (21,405)      22,550
 Decrease (increase) in prepaid items and
  deposits                                       (54,297)     (16,781)
 Increase (decrease) in accounts payable and
  other accrued expenses                          57,248       74,580
 Increase (decrease) in accrued salaries          25,125       24,750
 Increase (decrease) in accrued legal fees            74       19,079
                                               ----------    ---------
Net cash provided by (used in) operating
 activities                                     (144,461)     (25,905)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                  (77,590)    (187,451)
                                                ---------    ---------
 Net cash used by investing activities           (77,590)    (187,451)

FINANCING ACTIVITIES:
 Common stock issued to reduce related
  party notes payable                             63,644       74,394
 Common stock issued for cash                     93,600       90,750
 Common stock issued for services                 59,162       47,500
 Reversal of stock transaction                    23,336            0
                                                --------     --------
Total financing activities                       239,742      212,644

Net increase (decrease) in cash and cash
 equivalents                                      17,691        (712)

Cash - beg. of year                               28,004       39,081
                                               ---------    ---------
Cash - end of this period                      $  45,695    $  38,369
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of non cash information:

                                        Nine Months Ended December 31
                                            2003               2002
                                    -------------------  -----------------
A.  Non cash information             Shares    Amount     Shares    Amount
                                    -------- ----------  --------  --------
    1. Accrued interest capitalized        0 $1,062,801        0   $896,089
    2. Interest expense paid in cash       0          0        0          0
    3. Income taxes paid                   0          0        0          0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services       236,650 $   59,162  250,000   $ 47,500
    2.  Debt reduction-others         14,700 $    3,087   10,700   $  3,551
    3.  Related party notes payable  663,600 $  165,900  622,000   $ 62,200
    4.  Stock options exercised      270,000 $   67,500        0          0

C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at a cost of $83,250 as of December 31, 2003. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at December 31, 2003.

    2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting, as of December 31, 2003, is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $583,554    $24,943   $608,497
        Accounts payable         $221,084   $265,855   $486,939

        On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

        The Company is of the opinion, as of December 31, 2003, that it is appropriate to record the fact that Misanse owes the Company $583,554 and that the Company owes Misanse $221,084 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

MINORITY INTEREST

During the periods ended December 31, 2003 and 2002, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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


                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the nine months ended
 December 31, 2003: Basic/Diluted EPS
Net loss to common Shareholders           $(151,206)    20,500,394    $(0.01)
                                           =========    ==========    =======
For the nine months ended
 December 31, 2002: Basic/Diluted EPS
Net loss to common Shareholders           $(150,083)    17,987,780    $(0.01)
                                           =========    ==========    =======
FOREIGN CURRENCY

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

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

             December 31, 2003                    December 31, 2002
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $28,620,415           0  $28,620,415  $27,816,026           0 $27,816,026

Property,
Plant
and
Equip-
ment   6,538,915   2,252,143    4,286,772    6,387,699   2,252,143   4,135,556
     ----------- -----------  -----------  -----------  ---------- -----------
     $35,159,330 $ 2,252,143  $32,907,187  $34,203,725  $2,252,143 $31,951,582
     =========== ===========  ===========  ===========  ========== ===========

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations effective March 31, 2000 in view of the weak price of gold and the need to expand and rehabilitate production facilities, no depreciation has been recorded.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003

As of December 31, 2003 and 2002, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                  2003          2002
                                                  ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87                $43,200,908   $39,662,986
The Company's initial investment
 in the Joint Venture                           3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 35,802,664    33,638,949
                                              -----------  ------------
Total:                                         86,019,932    80,318,295
Advances by the Company's three subsidiaries      590,265       590,265
                                              -----------   -----------
Combined total investment                     $86,610,197   $80,908,560
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
                                          ==========   ==========

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 22 and one-half years, including vacation pay, for a total of $2,760,265 and $2,581,515 at December 31, 2003 and 2002 respectively.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,302,909 and $5,265,562 at December 31, 2003 and 2002 respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $879,514 and $793,162 at December 31, 2003 and 2002, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,200,974 and $1,209,769 at December 31, 2003 and 2002 respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

On December 17, 2003, in order to reduce its debt to GLSCO, a total of 463,600 of the Company's restricted common shares were sold to GLSCO at a price of $.25 each for a total of $115,900. The sale price of the common shares was no less favorable than the sale price negotiated with unrelated third parties.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2003:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $484,016 and $412,886 at December 31, 2003 and 2002 respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that Mrs. Sylvia Machulak (wife of the President) is to be compensated for her consulting fees due to her from October, 1, 1994 through December 31, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $318,600 and $282,600 at December 31, 2003 and 2002 respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through December 31, 2003. By agreement, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm on the date of payment.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $147,852 and $126,123 at December 31, 2003 and 2002 respectively, which bears interest at an annual rate of 16% payable monthly.

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

(10) COMMITMENTS
----------------

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

The following is a tabulation of unaudited quarterly operating results for 2003 and 2002:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/03   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 06/30/03             $0            $(49,873)       $(.00)
Second quarter 09/30/03            $0            $(47,002)       $(.00)
Third quarter 12/31/03             $0            $(54,331)       $(.00)

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 03/31/02   Operating Revenues   Net (Loss)  Income/(Loss)
-------------------------   ------------------   ----------   -------------
First quarter 06/30/02             $0             $(50,159)       $(.00)
Second quarter 09/30/02            $0             $(46,355)       $(.00)
Third quarter 12/31/02             $0             $(53,569)       $(.00)

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past three fiscal years, and nine months, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company and the
maintenance of the mine and related equipment.   However, there is no
guarantee that the Company can continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                     PART I - FINANCIAL INFORMATION

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

RESULTS OF OPERATION FOR THE NINE-MONTH FISCAL PERIOD ENDED
DECEMBER 31, 2003 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, expand its SCMP commence an open-pit, heap-leach operation at the SSGM site, and when the price of gold has stabilized at a price level to assure a profitable operation. The Company recorded a loss of $151,206 or $.01 cents a share for this nine month period ended December 31, 2003 compared to a loss of $150,083 or $.01 cents a share for the same period ended December 31, 2002.

There was no current or deferred provision for income taxes during this third quarter period ended December 31, 2003 or 2002. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact in the fiscal periods ended December 31, 2003 or 2002. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

Accrued interest expense in the sum of $1,062,801 was capitalized by the Company during this fiscal period compared to $896,089 for the same period in 2002.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

DEBT OWED TO RELATED PARTIES
-----------------------------

As of December 31, 2003, the Company's debt payable to related parties was $9,015,265 and to others $242,194, for a total of $9,257,459. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and as more fully described in the financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                    PART II - FINANCIAL INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          Reference is made to the financial statements which explain the number of common shares and stock options issued or exercised.

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

Item 6(a).   Exhibits and Reports on Form 8-K

             Exhibits, as required by Item 601 of Regulation S-K are listed on pages 50 to 55. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).   Form 8-K

             None.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
                 PART II - FINANCIAL INFORMATION (CONTINUED)


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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
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

   10.4 Loan Agreement and Promissory Note, Edward L. Machulak, May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1993.)
                                   51

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2003
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