Form 10-Q/A
period 2004-06-30
COMMERCE GROUP CORP /WI/
filed 2005-10-21
CIK 109757

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,794,091 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 2004.

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

These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K/A for the year ended March 31, 2004.

     Consolidated Balance Sheets                                       3
     Consolidated Statements of Operations                             4
     Consolidated Statements of Changes in Shareholders' Equity        5
     Consolidated Statements of Cash Flows                             6
     Notes to Unaudited Consolidated Financial Statements              9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                33
Item 3.  Quantitative and Qualitative Disclosures About Market Risk   46
Item 4.  Controls and Procedures                                      47
Item 5.  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                        48

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            49
Item 2.  Changes in Securities                                        49
Item 3.  Default Upon Senior Securities                               49
Item 4.  Submission of Matters to a Vote of Security Holders          49
Item 5.  Other Information                                            49
Item 6.  Exhibits and Reports on Form 8-K                             50
Exhibit Index                                                         50
Registrant's Signature Page                                           51
Ex-31.1  Certification of CEO/CFO pursuant to Section 302             52
Ex-31.2  Certification of Exec. V.P./Secretary pursuant to
         Section 302                                                  53
Ex-32.1  Certification of CEO/CFO pursuant to Section 906             54
Ex-32.2  Certification of Exec. V.P./Secretary pursuant
         to Section 906                                               55

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS

                                             June 30, 2004  March 31, 2004
                                              (Unaudited)    (Audited)
                                            --------------  --------------
                                ASSETS
                                ------
Current assets
 Cash                                        $    35,947     $    30,348
 Other current assets                            219,098         219,098
 Accounts receivable, related                    584,011         584,011
 Accounts receivable, other                       24,658          24,658
 Mining supplies                                  39,562          39,562
 Prepaid items and deposits                       97,680          95,794
                                             -----------     -----------
  Total current assets                         1,000,956         993,471

 Property, plant and equipment, net            4,336,425       4,333,128
 Mining resources investment                  29,585,733      29,092,782
                                             -----------     -----------
  Total assets                               $34,923,114     $34,419,381
                                             ===========     ===========
                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                            $   280,499     $   262,704
 Accounts payable - related                      226,915         225,885
 Notes and accrued interest payable
  to related parties                           9,851,488       9,400,682
 Notes and accrued interest payable
  to others                                      252,963         247,579
 Accrued salaries                              2,918,378       2,871,128
 Accrued legal fees                              327,015         327,015
 Other accrued expenses                          658,279         646,523
                                             -----------     -----------
  Total liabilities                           14,515,537      13,981,516

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 10, & 12)

                         SHAREHOLDERS' EQUITY
                         --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2004-none; 2003-none                                  0               0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 06/30/2004-22,794,091                         2,279,409
 03/31/2004-22,681,591                                         2,268,159
Capital in excess of par value                19,285,247      19,274,597
Retained earnings (deficit)                  (1,157,079)     (1,104,891)
                                             -----------     -----------
 Total shareholders' equity                   20,407,577      20,437,865
                                             -----------     -----------
 Total liabilities and shareholders' equity  $34,923,114     $34,419,381
                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE FIRST QUARTER ENDED JUNE 30

                                          2004               2003
                                       -----------        -----------
Revenues:                              $        0         $        0

Expenses:
 General and administrative                52,188             49,873
                                       -----------        -----------
Net profit (loss)                       $ (52,188)         $ (49,873)
Credit (charges) for income taxes               0                  0
                                       -----------        -----------
Net income (loss) after
 income tax credit (charge)             $ (52,188)         $ (49,873)
                                       ===========        ===========

Net income (loss) per share basic
 and diluted                            $    (.00)         $    (.00)
                                       ===========        ===========

Weighted av. basic and diluted
 common shares outstanding             22,720,575         20,447,732
                                      ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       THROUGH THE THREE MONTH PERIOD ENDED JUNE 30, 2004 (UNAUDITED)

                                   Common Stock
                          ----------------------------------------------

                                                  Capital in    Retained
                          Number of               Excess of     Earnings
                           Shares     Par Value   Par Value     (Deficit)
                         ----------  ----------  -----------   -----------
Balances March 31, 2001  15,794,008  $1,579,401  $18,760,849   $(330,988)

Net income (loss) for
 FY March 31, 2002                                              (303,466)

Common stock issued for:
 Dir./off./employee/
  services comp.          1,154,000     115,400        5,260
 Payment of debt            250,000      25,000       12,500
 Cash                       270,000      27,000       13,500
                         ----------  ----------  -----------   -----------
Balances March 31, 2002  17,468,008  $1,746,801  $18,792,109   $(634,454)

Net loss for
 FY March 31, 2003                                              (232,647)

Common stock issued for:
 Dir./off./employee/
  services comp.            693,221      69,322       85,848
 Payment of debt          1,435,200     143,520       85,805
 Cash                       811,000      81,100       33,650
                         ----------  ----------  -----------   -----------
Balances March 31, 2003  20,407,429  $2,040,743  $18,997,412   $(867,101)

Net (loss) for FY
 March 31, 2004                                                 (237,790)

Common stock issued for:
 Dir./off./employee/
  services comp.            630,862      63,086       92,014
  Payment of debt           928,300      92,830      138,657
  Stock options exercised
   for cash                 230,000      23,000        6,500
  Cash                      485,000      48,500       63,350
  Reversal of stock
   transaction                                       (23,336)
                         ----------  ----------  -----------  -----------
Balances
 March 31, 2004          22,681,591   2,268,159   19,274,597  (1,104,891)
Net loss for the
 three months ended
 June 30, 2004                                                   (52,188)
Common stock issued for:
 Dir./off./employee/
 services comp.              22,500       2,250        2,250
 Cash                        90,000       9,000        8,400
                         ----------  ----------  ----------- ------------
Balances June 30, 2004   22,794,091  $2,279,409  $19,285,247 $(1,157,079)

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE FIRST QUARTER ENDED JUNE 30

                                                  2004           2003
                                               ----------     ----------
OPERATING ACTIVITIES:
 Net loss                                      $ (52,188)     $ (49,873)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services rendered         4,500           (285)
 Changes in assets and liabilities:
  Decrease (increase) in accounts
  receivable and other current assets                  0              0
 Decrease (increase) in prepaid items
   and deposits                                   (1,886)            30
 Increase (decrease) in accounts payable and
  other accrued expenses                          30,581        (34,730)
 Increase (decrease) in accrued salaries               0              0
 Increase (decrease) in accrued legal fees             0             74
                                                ---------      ---------
Net cash provided by (used in) operating
 activities                                      (18,993)       (84,784)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                  (56,585)         2,437
                                                ---------      ---------
 Net cash used by investing activities           (56,585)         2,437

FINANCING ACTIVITIES:
 Notes payable-related parties                    63,777         42,251
 Common stock issued for cash                     17,400         10,040
 Reversal of stock transaction                         0         23,336
                                                ---------      ---------
   Net cash provided by financing activities      81,177         75,627

Net increase (decrease) in cash and cash
 equivalents                                       5,599         (6,720)

Cash - beg. of year                               30,348         28,004
                                                ---------      ---------
Cash - end of year                              $ 35,947       $ 21,284
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of non cash information:

                                          Three Months Ended June 30
                                            2004               2003
                                    -------------------  -----------------
A.  Non cash information             Shares    Amount     Shares    Amount
                                    -------- ----------  --------  --------
    1. Accrued interest capitalized        0  $ 392,413        0  $ 334,584
    2. Interest expense paid in cash       0          0        0          0
    3. Income taxes paid                   0          0        0          0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services        22,500  $   4,500        0          0
    2.  Related party notes payable        0          0  250,000   $ 62,500
    3.  Share loan payable                 0          0   14,700   $  3,087


C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at a cost of $86,650 as of June 30, 2004. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of June 30, 2004.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

    2. The accounts receivable-related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting, as of June 30, 2004, is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $584,011   $ 24,658   $608,669
        Accounts payable         $226,915   $280,499   $507,414

       On January 14, 2003, at a Misanse shareholders' meeting held at the Company's office, located in the City of San Miguel, El Salvador, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

       The Company is of the opinion, as of June 30, 2004, that it is appropriate to record the fact that Misanse owes the Company $584,011 and that the Company owes Misanse $226,915 as Misanse is not consolidated with the Company's financial records, because the Company does not control the election of the Directors; 60% of the directors must be El Salvadoran shareholders. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
-------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

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

The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received were not acceptable by the Company primarily due to the terms and conditions.

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

During interim periods, Commerce Group Corp. and its subsidiaries (collectively "Commerce," the "Company" and/or "Registrant") follow the accounting policies set forth in Commerce's Annual Report to Shareholders and in Commerce's Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission, except as modified for appropriate interim financial statement presentation. These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Commerce's Annual Report filed with the U.S. Securities and Exchange Commission on Form 10-K/A for its fiscal year ended March 31, 2004. These interim results are not necessarily indicative of the results that may be achieved in the future.

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

MINORITY INTEREST

During the periods ended June 30, 2004 and 2003, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004

However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, at this time, there is no difference in the losses, earnings or the number of basic or diluted shares.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the three months ended
 June 30, 2004: Basic/Diluted EPS
Net loss to common Shareholders           $ (52,188)    22,720,575     $(.00)
                                           =========    ==========   =========
For the three months ended
 June 30, 2003: Basic/Diluted EPS
Net loss to common Shareholders           $ (49,873)    20,447,732     $(.00)
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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2004

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

                June 30, 2004                        June 30, 2003
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Amortization     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $29,585,733           0  $29,585,733  $27,725,592           0 $27,725,592

Property,
Plant
and
Equip-
ment   6,588,568   2,252,143    4,336,425    6,535,214   2,252,143   4,283,071
     ----------- -----------  -----------  -----------  ---------- -----------
     $36,174,301 $ 2,252,143  $33,922,158  $34,260,806  $2,252,143 $32,008,663
     =========== ===========  ===========  ===========  ========== ===========

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations effective March 31, 2000 in view of the weak price of gold and the need to expand and rehabilitate production facilities, no depreciation has been recorded. The Company is maintaining the property and the equipment and will begin to depreciate these assets once its operation commences.

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

exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Reference is made to Mineral San Sebastian S.A. de C.V.
(c) for information on the exploitation and a second exploration concession. Presently the Company is in the process of exploring three of the formerly operated gold mines.

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

(c)  THREE CONCESSIONS:
     ONE EXPLOITATION AND TWO EXPLORATION MINERAL CONCESSIONS/LICENSES

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

MODESTO MINE - REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Note 9.

SAN FELIPE-EL POTOSI MINE ("POTOSI") - REAL ESTATE LEASE AGREEMENT

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

MONTEMAYOR MINE - LEASE AGREEMENT

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

(8)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------
                                                 06/30/04      06/30/03
                                                 --------      --------
Related Parties
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using the
Misanse lease, the Renewed SSGM Concession
issued on August 18, 2003, the New SSGM
Concession issued on February 24, 2003,
and the Nueva Esparta Concession issued on
May 25, 2004, gold ore reserves, real
estate and all other assets owned by the
Company, its subsidiaries and the Joint
Venture as collateral. (Note 7)               $ 9,851,488    $ 8,423,537

Other
Short-term notes and accrued interest
(June 30, 2004, $117,963 and June 30,
2003, $96,307) issued to creditors and
other non related parties, interest
rates of varying amounts, in lieu of
actual cash payments and includes a
mortgage on a certain parcel of land
pledged as collateral located in El
Salvador.                                         252,963       231,307
                                              -----------    ----------
Total:                                        $10,104,451    $8,654,844
                                              ===========    ==========

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 2004

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and three months, including vacation pay, for a total of $2,856,515 and $2,677,765 at June 30, 2004 and 2003 respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as follows:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $6,866,170 and $5,790,875 at June 30, 2004 and 2003 respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $952,577 and $858,210 at June 30, 2004 and 2003 respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,348,383 and $1,191,235 at June 30, 2004 and 2003 respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as follows:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $524,224 and $446,749 at June 30, 2004 and 2003 respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $336,600 and $300,600 at June 30, 2004 and 2003 respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $327,015 for 1,767.65 hours of legal services rendered from July 1980 through June 30, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $160,134 and $136,468 at June 30, 2004 and 2003, respectively, which bears interest at an annual rate of 16% payable monthly.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                    2004                       2003
                                    ----                       ----
                             Total       Interest        Total      Interest
                            Advances      Charges       Advances     Charges
                          -----------   -----------   -----------  -----------

Beginning balances        $44,295,126   $27,200,167   $40,181,015  $23,751,735
Advances through
 June 30                    1,043,152       890,345       980,330      833,146
                          -----------   -----------   -----------  -----------
Total Company advances     45,338,278    28,090,512    41,161,345   24,584,881
Advances by three of the
 Company's subsidiaries       590,265             0       590,265            0
                          -----------   -----------   -----------  -----------
Total net advances
 June 30                  $45,928,543   $28,090,512   $41,751,610  $24,584,881
                          ===========   ===========   ===========  ===========

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

(10)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 8, 9, 10 and 12.

(11)  INCOME TAXES
-----------------

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

                                                 June 30,
                                                  2004             2003
                                               ----------       ----------
Deferred Tax Assets:
 Net operating loss carry-forwards            $ 1,720,000      $ 1,720,000
Valuation allowance for deferred tax assets    (1,720,000)      (1,720,000)
                                               ----------       ----------
Net deferred tax assets:                                -                -
                                               ==========       ==========

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

The following is a tabulation of unaudited quarterly operating results for 2004 and 2003:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/04   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 06/30/04             $0            $(52,188)       $(.00)

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 03/31/03   Operating Revenues   Net (Loss)  Income/(Loss)
-------------------------   ------------------   ----------   -------------
First quarter 06/30/03             $0             $(49,873)      $(.00)

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 2004

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. Since the Company has suspended gold production operations as of March 31, 2000, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of
the Company and the maintenance of the mine and related equipment.   However,
there is no guarantee that the Company can continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(17)  UNAUDITED FINANCIAL STATEMENTS
------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report and the filing of the required Securities and Exchange Commission annual Form 10-K/A.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q/A - JUNE 30, 2004
                     PART I - FINANCIAL INFORMATION

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

Overview
--------

The Company is in the precious metals exploration, exploitation, development, production business with at least four formerly operated mines that are located in the Republic of El Salvador, Central America. The Company's objective is to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by processing these reserves to produce gold and silver at an above average profit. Substantial capital expenditures are required to explore, develop and process gold and silver ore. The Company's geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous exploration.

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

THREE CONCESSIONS:
ONE EXPLOITATION AND TWO EXPLORATION MINERAL CONCESSIONS/LICENSES

All of the Company's mines and exploration targets are located in the Republic of El Salvador, Central America. The GOES has issued three concessions/licenses to the Company, which are described as follows:

RENEWED SAN SEBASTIAN GOLD MINE EXPLOITATION CONCESSION/LICENSE UNDER EL SALVADOR AGREEMENT NUMBER 591 DATED MAY 20, 2004 AND DELIVERED ON JUNE 4, 2004 (RENEWED SSGM) - APPROXIMATELY 1.2306 SQUARE KILOMETERS (304 ACRES) LOCATED IN THE DEPARTMENT OF LA UNION, EL SALVADOR, CENTRAL AMERICA

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE S.E.C.
                     FORM 10-Q/A - JUNE 30, 2004
              PART I - FINANCIAL INFORMATION (CONTINUED)



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

HISTORICAL INFORMATION

The Company is a U.S. Wisconsin chartered corporation engaged in exploration, exploitation, development and gold and silver production with its primary asset being the San Sebastian Gold Mine (SSGM). The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period. The Company became involved as an investor and then as a majority owner. Gold and silver was produced by the Company from mid-1972 through the first quarter of 1978. The suspension was caused by the El Salvador civil unrest which peace pact was entered into in December 1992 conditioned upon meeting the terms during a three-year period. Production of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP). The Company presently is seeking funds to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site. Its alternative is to joint venture or to enter into a merger or business combination.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's unaudited consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q/A. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations could be affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)



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

The amended financial statements for the fiscal year ended March 31, 2004, and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q/A - JUNE 30, 2004
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The Company has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the last two fiscal periods, the price of gold has increased to a level to place the SCMP into a profitable position.
The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $20 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for the retrofit and expansion of the Joint Venture's
SCMP. The predominant obstacle in negotiations is to prevent a substantial dilution of the existing shareholders' equity position.

Through December 1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin ore it was excavating from its SSGM open pit. The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site. It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site. The cone crushing system is being maintained at this site. It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. The Modesto Mine has been placed on a standby exploration program basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the real estate that it owns in this area. All of the mining properties are located in the Republic of El Salvador, Central America.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

RESULTS OF OPERATION FOR THE THREE-MONTH FISCAL PERIOD ENDED JUNE 30, 2004 COMPARED TO THE PERIOD ENDED JUNE 30, 2003
------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $52,188 or $.00 cents per share for the first three months ended June 30, 2004. This compares to a net loss of $49,873 or $.00 cents per share for the fiscal period ended June 30, 2003.

There was no current or deferred provision for income taxes during this fiscal period ended June 30, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal periods ended June 30, 2004 or 2003. The Company does not anticipate that inflation will have a material impact on continuing operations during this next fiscal year.

Accrued interest expense in the sum of $392,413 was capitalized by the Joint Venture during this fiscal period compared to $334,584 which was capitalized for the same period in 2003, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)


FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999 (effective March 31, 2000), the Joint Venture suspended its SCMP operations until such time as it has adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and at such time that the price of gold will stabilize at a higher price. After almost five years of 24-hour-per-day operation with used equipment, the plant requires a major overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

The Company estimates that it will need up to U.S. $17 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $17,000,000 proceeds is as follows: $8,250,000 for mining equipment and the completion of erecting a crushing system; $3,783,548 for the processing equipment and site and infrastructure costs; and a sum of $4,966,452 is to be used for working capital. The once depressed price of gold has substantially increased during the last two years. The Company's current incredibly low common share market price is a major deterrent in raising funds for the Company's needs.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q/A - JUNE 30, 2004
               PART I - FINANCIAL INFORMATION (CONTINUED)



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

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings per Share in prior years. SFAS128's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard more compatible with that of other countries and the International Accounting Standards Committee. SFAS128 supersedes APB
Opinion 15, replacing the presentation of "primary" and "fully diluted"
EPS with "basic" and "diluted" EPS. Reference is made to earnings (loss) per share in the financial statements for details.

The financial statements for the quarterly periods ended June 30, 2004 and 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March 31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

Reference is made to Note 4 in the financial statements included with this report.


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

DEBT OWED TO RELATED PARTIES
----------------------------

As of June 30, 2004, the Company's debt secured and payable to related parties was $9,851,488 and to others $252,963, compared to June 30, 2003, when the Company's debt payable to related parties was $8,423,537 and to others $231,307. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and as more fully described in the financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q/A - JUNE 30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)


ITEM 5. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

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

There has been a change in the Company's certified public accountant which resulted from the previous certified public accountant who audited and certified the Company's March 31, 2004 financial statements not being registered with the Public Company Accounting Oversight Board (PCAOB) as is required by Section 102 of the Sarbanes-Oxley Act of 2002. Therefore, the financial statements for the Company's fiscal year ended March 31, 2004 were regarded as being incomplete. In order to correct the deficiency the Company on January 18, 2005 engaged a certified public accountant from Las Vegas, Nevada. The Company on January 21, 2005 filed an 8-K notifying that the previous accountant resigned and that the Company engaged its new independent accountant. The March 31, 2004 audit report prepared by the previous accountant did not contain an adverse opinion or was qualified or modified as to uncertainty audit scope or accounting principles. There were no disagreements with the previous accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

After a lapse of time and upon preliminary review of the Company's financial records the new Las Vegas accountant explained that his firm did not have the capacity and time to audit the Company's financial statements within the due date time frame. This CPA firm referred the Company to Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants. on May 6, 2005, the Company filed with the U.S. Securities and Exchange Commission a Form 8-K explaining that on May 2, 2005 it engaged the accounting firm of Chisholm, Bierwolf & Nilson, LLC as independent certified accountants and simultaneously accepted the resignation of the Las Vegas accounting firm. For more details, reference is made to the SEC Form 8-Ks filed on January 21, 2005 and May 6, 2005.

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

Item 5.    Other Information

           The financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB). The purpose for filing this SEC Form 10-Q/A is
           because the Company's           previous independent public
           accountant was not registered with the         PCAOB prior to
           October 22, 2003. Reference is made to the Company's Form 8-Ks filed on January 21, 2005 and May 6, 2005. Also, reference is made to Part I, Item 5. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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