Form 10-Q/A
period 2004-09-30
COMMERCE GROUP CORP /WI/
filed 2005-10-21
CIK 109757

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

These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K/A for the fiscal year ended March 31, 2004.

     Consolidated Balance Sheets                                     3
     Consolidated Statements of Operations                           4
     Consolidated Statements of Changes in Shareholders' Equity      5
     Consolidated Statements of Cash Flows                           6
     Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              32
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 46
Item 4.  Controls and Procedures                                    47
Item 5.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                     48

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          50
Item 2.  Changes in Securities                                      50
Item 3.  Default Upon Senior Securities                             50
Item 4.  Submission of Matters to a Vote of Security Holders        50
Item 5.  Other Information                                          51
Item 6.  Exhibits and Reports on Form 8-K                           51
Exhibit Index
Registrant's Signature Page                                         56
Certification of Chief Executive Officer (Section 302)              57
     Certification of Executive Vice President (Section 302)        58
     Certification of Chief Executive Officer (Section 906)         59
     Certification of Executive Vice President (Section 906)        60

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS


                                         Sept. 30, 2004   March 31, 2004
                                           (Unaudited)       (Audited)
                                         --------------   --------------

                               ASSETS
                               ------
Current assets
 Cash                                      $    25,094       $    30,348
 Other current assets                          219,098           219,098
 Accounts receivable-related                   584,011           584,011
 Accounts receivable-others                     24,658            24,658
 Mining supplies                                39,562            39,562
 Prepaid items and deposits                     97,032            95,794
                                           -----------       -----------
  Total current assets                         989,455           993,471

Property, plant and equipment, net           4,339,291         4,333,128
Mining resources investment                 30,109,627        29,092,782
                                           ------------      ------------
 Total assets                              $35,438,373       $34,419,381
                                           ============      ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable-related                  $   227,943       $   262,704
 Accounts payable-others                       268,021           225,885
 Notes and accrued interest payable to
  related parties                           10,350,498         9,400,682
 Notes and accrued interest payable to
  others                                       258,407           247,579
 Accrued salaries                            2,965,628         2,871,128
 Accrued legal fees                            327,015           327,015
 Other accrued expenses                        685,259           646,523
                                           ------------      ------------
  Total liabilities                         15,082,771        13,981,516

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2004-none; 2003-none                      $         0       $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 09/30/2004-22,810,448                       2,281,045
 03/31/2004-22,681,591                                         2,268,159
Capital in excess of par value              19,286,510        19,274,597
Retained earnings (deficit)                 (1,211,953)      (1,104,891)
                                           ------------      ------------
  Total shareholders' equity                20,355,602        20,437,865
  Total liabilities and shareholders'      ------------      ------------
   equity                                  $35,438,373       $34,419,381
                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                          Three Months Ended
                            Second Quarter             Six Months Ended
                         09/30/04      09/30/03      09/30/04     09/30/03
                        ---------     ---------     ---------    ---------
Revenues:               $       0     $       0     $       0    $       0

Expenses:
 General and adminis-
 trative                   54,877        47,002       107,062       96,875
                        ----------    ----------    ----------   ----------
  Total expenses           54,877        47,002       107,062       96,875

Net profit (loss)         (54,877)      (47,002)     (107,062)     (96,875)
 Credit (charges) for
 income taxes                   0             0             0            0
                        ----------    ----------    ----------   ----------
Net income (loss)
 after income tax
 credit charge          $ (54,877)    $ (47,002)    $(107,062)   $ (96,875)
                        ==========    ==========    ==========   ==========
 Net income (loss) per
 share basic and
 diluted                $    (.00)    $    (.00)    $    (.00)   $    (.00)
                        ==========    ==========    ==========   ==========
Weighted av. basic and
 diluted common
 shares outstanding     22,724,239    20,493,634    22,722,407   20,470,683
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

                                    Common Stock
                          -----------------------------------

                                                    Capital in     Retained
                           Number of                 Excess of     Earnings
                             Shares    Par Value     Par Value     (Deficit)
                          ----------   ----------   -----------   ----------
Balances March 31, 2002   17,468,008    1,746,801   $18,792,109   $(634,454)

Net income (loss) for
 FY March 31, 2003                                                 (232,647)

 Dir./off./employee/
  services comp.             693,221       69,322        85,848
 Payment of debt           1,435,200      143,520        85,805
 Cash                        811,000       81,100        33,650
                          ----------   -----------  ------------  -----------
Balances March 31, 2003   20,407,429   $2,040,743   $18,997,412   $(867,101)

Net income (loss) for
 FY March 31, 2004                                                 (237,790)

 Dir./off./employee/
  services comp.             630,862       63,086        92,014
 Payment of debt             928,300       92,830       138,657
 Stock options exercised     230,000       23,000         6,500
 Cash                        485,000       48,500        63,350
 Reversal of stock
  transaction                                           (23,336)
                          ----------   -----------  ------------  -----------
Balances March 31, 2004   22,681,591   $2,268,159   $19,274,597   $(1,104,891)

Net income loss
for the six months
ended September 30, 2004                                            $(107,062)

Common shares issued:
 Cash                        106,357       10,636         9,663
 Dir./off./employee
  services comp.              22,500        2,250         2,250
                          ----------   -----------  ------------  -----------
Balances September 30,
 2004                     22,810,448   $2,281,045   $19,286,510   $(1,211,953)
                          ==========   ===========  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SECOND QUARTER ENDED SEPTEMBER 30 (UNAUDITED)

                                                  2004         2003
                                                --------     --------
OPERATING ACTIVITIES:
 Net loss                                      $(107,062)   $ (96,875)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services rendered         4,500            0
 Changes in assets and liabilities:
 Decrease (increase) in accounts receivable
  and other current assets                             0        9,595
 Decrease (increase) in prepaid items and
  deposits                                        (1,238)     (54,987)
 Increase (decrease) in accounts payable and
  other accrued expenses                          46,111       41,182
 Increase (decrease) in accrued salaries               0       10,828
 Increase (decrease) in accrued legal fees             0           74
                                              ----------    ---------
Net cash provided by (used in) operating
 activities                                      (57,689)     (90,183)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                 (119,949)    (100,759)
                                                ---------    ---------
 Net cash used by investing activities          (119,949)    (100,759)

FINANCING ACTIVITIES:
 Notes payable - related parties                 152,085      122,565
 Common stock issued for cash                     20,299       54,040
 Reversal of stock transaction                                 23,336
                                                --------     --------
Total financing activities                       172,384      199,941

Net increase (decrease) in cash and cash
 equivalents                                      (5,254)       8,999

Cash - beg. of year                               30,348       28,004
                                               ---------    ---------
Cash - end of this period                      $  25,094    $  37,003
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of non cash information:

                                      Six Months Ended September 30
                                         2004              2003
                                      ------------      ------------
A.  Non cash information            Shares   Amount   Shares    Amount
                                   -------- -------- --------  --------
    1. Accrued interest capitalized      0  $808,559        0  $697,191
    2. Interest expense paid in cash     0         0        0         0
    3. Income taxes paid                 0         0        0         0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services      22,500  $  4,500        0         0

    2.  Related party notes payable      0         0  250,000  $ 62,500
    3.  Share loans                      0         0   14,700  $  3,087

C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at a cost of $86,650 as of September 30, 2004. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of September 30, 2004.

    2. The accounts receivable-related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is, as of September 30, 2004, is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $584,011   $ 24,658   $608,669
        Accounts payable         $227,943   $268,021   $495,964

        On January 14, 2003, at a Misanse shareholders' meeting held at the Company's office located in the City of San Miguel, El Salvador, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

        The Company is of the opinion, as of September 30, 2004, that it is appropriate to record the fact that Misanse owes the Company $584,011 and that the Company owes Misanse $227,943 as Misanse is not consolidated with the Company's financial records because the Company does not control the election of the directors; 60% of the directors must be El Salvadoran shareholders. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

MINORITY INTEREST

During the periods ended September 30, 2004 and 2003, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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

However, the computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, at this time there is no difference in the losses, earnings or the number of basic or diluted shares.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the six months ended
 September 30, 2004: Basic/Diluted EPS
Net loss to common Shareholders           $(107,062)    22,722,407    $(.00)
                                           =========    ==========   =========
For the six months ended
 September 30, 2003: Basic/Diluted EPS
Net loss to common Shareholders            $(96,875)    20,470,683     (.00)
                                           =========    ==========   =========

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

              September 30, 2004                  September 30, 2003
         ---------------------------           ---------------------------
                  Accumulated                           Accumulated
         Cost    Depreciation     Net          Cost     Amortization   Net
         ----    ------------     ---          ----     ------------   ---
Mineral
Proper-
ties
and
Deferred
Develop-
ment $30,109,627              $30,109,627  $28,167,075             $28,167,075

Property,
Plant
and
Equip-
ment   6,591,434   2,252,143    4,339,291    6,537,581   2,252,143   4,285,438
     ----------- -----------  -----------  -----------  ---------- -----------
     $36,701,061 $ 2,252,143  $34,448,918  $34,704,656 $ 2,252,143 $32,452,513
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

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

(8)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                 09/30/04      09/30/03
                                                ----------    ----------
Related parties
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using the
Misanse lease, the Renewed SSGM Concession
issued on August 18, 2003, the New SSGM
Concession issued on February 24, 2003,
and the Nueva Esparta Concession issued on
May 25, 2004, gold ore reserves,
real estate and all other assets
owned by the Company, its subsidiaries
and the Joint Venture as
collateral. (Note 7)                            $10,350,498   $8,804,890

Other
Short-term notes and accrued interest
(September 30, 2004, $123,407 and
September 30, 2003, $101,750) issued
to creditors and other non related parties,
interest rates of varying amounts, in lieu of
actual cash payments and includes a
mortgage on a certain parcel of land
pledged as collateral located in El
Salvador.                                         258,407       236,700
                                              -----------    ----------
Total:                                        $10,608,905    $9,041,640
                                              ===========    ==========

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and six months, including vacation pay, for a total of $2,897,765 and $2,540,625 at September 30, 2004 and 2003
respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $7,228,268, and $6,051,750 at September 30, 2004 and 2003 respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

The Company had borrowed an aggregate of $992,060, and $893,288 at September 30, 2004 and 2003 respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,417,446 and $1,252,796 at September 30, 2004 and 2003 respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $545,952 and $465,009 at September 30, 2004 and 2003 respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

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

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $166,772 and $142,047 at September 30, 2004 and 2003 respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's
operations are profitable.   Effective from October 1, 1996, the Director fees
are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to exchange the amount due to them for the Company's common shares. As of September 30, 2004, the Company owes $8,800 for Director fees (President excluded) and $67,863 for the accrued Officers'/employee compensation (President excluded).

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

                                                      September 30,
                                                  2004             2003
                                               ----------       ----------
Deferred Tax Assets:
 Net operating loss carry-forwards            $ 2,175,000      $ 2,097,000
Valuation allowance for deferred tax assets    (2,175,000)      (2,097,000)
                                               ----------       ----------
Net deferred tax assets:                                -                -
                                               ==========       ==========

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

Confirmation Agreements

The Company, with Directors' approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak as an individual, and not as a Director or Officer of the Company, the Edward
L. Machulak Rollover Individual Retirement Account, General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties. These agreements are filed annually as exhibits to the SEC Form 10-K/A.

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

The Company presently has two reportable segments: mining and other.
The mining segment was engaged in exploration and in the processing of gold. The mining operations are temporarily suspended. The other segments are those activities that are combined for reporting purposes. Reference is made to the annual Form 10-K/A report filed for the year ended March 31, 2004.

The following is a tabulation of unaudited quarterly operating results for 2004 and 2003:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/04   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 06/30/04                      $0   $(52,188)       $(.00)
Second quarter 09/30/04                     $0   $(54,877)       $(.00)


                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 03/31/03  Operating Revenues   Net (Loss)  Income/(Loss)
--------------------------  ------------------   ----------   -------------
First quarter 06/30/03                      $0    $(49,873)      $(.00)
Second quarter 09/30/03                     $0    $(47,002)      $(.00)

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring operating losses since the gold extraction operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company and the maintenance of the mine and
related equipment.   However, there is no guarantee that the Company can
continue to provide required capital to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes it has sufficient reserves through loans from its principal officer and through interested accredited investors to continue operations for the coming year. Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER 30, 2004
                      PART I - FINANCIAL INFORMATION

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

RESULTS OF OPERATION FOR THE SIX-MONTH FISCAL PERIOD ENDED
SEPTEMBER 30, 2004 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2003
-----------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. During this six-month period, the Company recorded a loss of $107,062 or $.00 cents per share. This compares to a net loss of $96,875 or $.00 cents per share for the six-month period ended September 30, 2003.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

Accrued interest expense in the sum of $808,559 was capitalized by the Joint Venture during this six-month period compared to $697,196 for the same period in 2003, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)



FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

As of December 31, 1999 and effective as of March 31, 2000, the Joint Venture suspended its SCMP operations and placed it on a stand-by and maintenance status until such time as it would have adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and/or when it has funding to commence an open-pit, heap-leach operation. After almost five years of 24-hour-per-day operation with used equipment, the SCMP requires an overhaul. At that time the low price of gold did not provide an adequate cash reserve for these needs. Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its capacity should be expanded. The Company estimates that it will cost U.S. $3 million, for improvements and revenue for working capital.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

The financial statements for the quarterly periods ended September 30, 2004 and 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March 31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

The DHM requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. With these permits in hand, the Company, on November 5, 2002, filed an application to receive an exploitation concession on August 29, 2003 (dated August 18, 2003) for the Renewed SSGM for a period of 30 years.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

DEBT OWED TO RELATED PARTIES
-----------------------------

As of September 30, 2004, the Company's debt payable to related parties was $10,350,498 and to others $258,407, compared to September 30, 2003, when the Company's debt payable to related parties was $8,804,890 and to others $236, 750, for a total of $9,041,640. All of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and as more fully described in the financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
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

          The following individuals continued in their capacity as Directors of the Company subsequent to the annual shareholders' meeting:
          Edward L. Machulak, Class I Director, whose term expires at the annual shareholders' meeting to be held in 2005, John H. Curry and Edward A. Machulak, Class II Director's, whose terms expire at the annual meeting to be held in 2006.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

Item 6(b).   Form 8-K

             None filed during the second quarter ended September 30, 2004.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   3.5 A Certificate of Merger filed with the Office of the Secretary of State of Delaware merging into a Wisconsin corporation. (Incorporated by reference to Exhibit 2.(ii) of the Company's S.E.C. Form 8-K filed on April 13, 1999.)

   4 Instruments defining the rights of security holders, including indentures.

   4.1 Two-Year Stock Option Agreement dated April 19, 2002, and expiring on April 19, 2004, to purchase 80,000 common shares at $.15 per share. (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-K for the year ended March 31, 2002.)

    4.2 Two-Year Stock Option Agreement dated April 30, 2002, and expiring on April 30, 2004, to purchase 40,000 common shares at $.25 per share. (Incorporated by reference to Exhibit 4.9 of the Company's Form 10-K for the year ended March 31, 2002.)

    4.3 Two-Year Stock Option Agreement dated August 21, 2002, and expiring on August 21, 2004, to purchase 40,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-K for the year ended March 31, 2003.)

    4.4 Two-Year Stock Option Agreement dated September 20, 2002, and expiring on September 20, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.11 of the Company's Form 10-K for the year ended March 31, 2003.)

    4.5 Two-Year Stock Option Agreement dated September 25, 2002, and expiring on September 25, 2004, to purchase 65,000 common shares at $.22 per share. (Incorporated by reference to Exhibit 4.12 of the Company's Form 10-K for the year ended March 31, 2003.)

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

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

   11          Schedule of Computation of Net Income Per Share
               (Incorporated by reference to Exhibit 11 of the Company's Form 10-K for the year ended March 31, 2004.)

   23.1        Consent of Independent Certified Public Accountant
               (Incorporated by reference to Exhibit 23.1 of the Company's Form 10-K for the year ended March 31, 2004.)

   31          Rule 13(a)-14(a)/15d-14(a) Certifications

   31.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of Executive Vice President and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Section 1350 Certifications

   32.1*       Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - SEPTEMBER  30, 2004
                 PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

   32.2* Certification of Executive Vice President and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

   99.0        Additional Exhibits

   99.1 Confirmation agreement, General Lumber & Supply Co., Inc., May 10, 2004. (Incorporated by reference to Exhibit 99.1 of the Company's Form 10-K for the year ended March 31, 2004.)

   99.2        Confirmation Agreement, Edward L. Machulak, May 10, 2004.
               (Incorporated by reference to Exhibit 99.2 of the Company's Form 10-K for the year ended March 31, 2004.)

   99.3 Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, May 10, 2004. (Incorporated by reference to Exhibit 99.3 of the Company's Form 10-K for the year ended March 31, 2004.)

   99.4 Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 10, 2004. Incorporated by reference to Exhibit 99.4 of the Company's Form 10-K for the year ended March 31, 2004.)

   99.5 S.E.C. Form S-8 Registration Statement No. 333-90122 filed under the Securities Act of 1933, as amended and declared effective June 10, 2002, registering one and one-half million of its common shares, ten cents par value. (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 10, 2002.) 795,041 shares remain to be issued as of September 30, 2004.

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