Form 10-Q/A
period 2004-12-31
COMMERCE GROUP CORP /WI/
filed 2005-10-21
CIK 109757

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  ___   No
___ Securities and Exchange Commission Form 8-Ks were filed on January 21, 2005 and May 6, 2005 as explained in Part II - Other Information,
Item 5. It also relates to a subsequent event Part I, Item 5 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. These Form 8-Ks should be read in conjunction with this report.

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

                          COMMERCE GROUP CORP.
                              FORM 10-Q/A
             FOR THE THIRD QUARTER ENDED DECEMBER 31, 2004
                                 INDEX

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such SEC rules and regulations, except reference is made to the SEC Form 8-Ks filed on January 21, 2005 and May 6, 2005 as described in Part II - Other Information, Item 5 of this report. It also relates to a subsequent event Part I, Item 5 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. These Form 8-Ks should be read in conjunction with this report.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K/A for the fiscal year ended March 31, 2004, except reference is made to the above paragraph relating to the SEC Form 8-Ks filed on January 21, 2005 and on May 6, 2005.

         Consolidated Balance Sheets                                     3
         Consolidated Statements of Operations                           4
         Consolidated Statements of Changes in Shareholders' Equity      5
         Consolidated Statements of Cash Flows                           6
         Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  32
Item 3.  Quantitative and Qualitative Disclosures About Market Risk     47
Item 4.  Controls and Procedures                                        47
Item 5.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                         48

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              50
Item 2.  Changes in Securities                                          50
Item 3.  Default Upon Senior Securities                                 50
Item 4.  Submission of Matters to a Vote of Security Holders            50
Item 5.  Other Information                                              50
Item 6.  Exhibits and Reports on Form 8-K                               51
         Exhibit Index                                                  51
         Registrant's Signature Page                                    56
         Certification of Chief Executive Officer (Section 302)         57
         Certification of Executive Vice President (Section 302)        58
         Certification of Chief Executive Officer (Section 906)         59
         Certification of Executive Vice President (Section 906)        60

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         CONSOLIDATED BALANCE SHEETS


                                  Dec. 31, 2004     March 31, 2004
                                    (Unaudited)        (Audited)
                                  -------------     --------------

                                ASSETS
                                ------

Current assets
  Cash                                $     7,930        $    30,348
  Other current assets                    218,528            219,098
  Accounts receivable - related           584,011            584,011
  Accounts receivable - other                 570             24,658
  Mining supplies                          39,562             39,562
  Prepaid items and deposits               84,899             95,794
                                      -----------        -----------
    Total current assets                  935,500            993,471

Property, plant and equipment, net      4,342,362          4,333,128
Mining resources investment            30,673,235         29,092,782
                                      -----------        -----------
    Total assets                      $35,951,097        $34,419,381
                                      ===========        ===========

                               LIABILITIES
                               -----------

Current liabilities
  Accounts payable - related          $   228,973        $   262,704
  Accounts payable - other                252,787            225,885
  Notes and accrued interest
   payable to related parties          10,860,181          9,400,682
  Notes and accrued interest
   payable to others                      263,850            247,579
  Accrued salaries                      3,012,878          2,871,128
  Accrued legal fees                      332,982            327,015
  Other accrued expenses                  696,926            646,523
                                      -----------        -----------
      Total liabilities                15,648,577         13,981,516

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
  Preferred stock, $0.10 par value:
  Authorized 250,000 shares;
  Issued and outstanding
  12/31/2004-none; 3/31/04 2003-none  $         0        $         0

Common stock, $0.10 par value:
  Authorized 50,000,000 shares;
  Issued and outstanding:
  12/31/2004-22,833,448                 2,283,345
  03/31/2004-22,681,591                                    2,268,159
Capital in excess of par value         19,287,210         19,274,597
Retained earnings (deficit)            (1,268,035)        (1,104,891)
                                      -----------        -----------
  Total shareholders' equity           20,302,520         20,437,865
                                      -----------        -----------
  Total liabilities and
   shareholders' equity               $35,951,097        $34,419,381
                                      ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31 (UNAUDITED)

                               Three Months Ended       Nine Months Ended
                                  Third Quarter
                              12/31/04    12/31/03     12/31/04    12/31/03
                              --------    --------     --------    --------
Revenues                    $        0  $        0   $        0  $        0
Expenses:
 General and administrative
   expense                      56,082      54,331      163,144     151,206
                            ----------  ----------   ----------  ----------
  Total expenses                56,082      54,331      163,144     151,206

Net profit (loss)              (56,082)    (54,331)    (163,144)   (151,206)
  Credit (charges) for
   income taxes                      0           0            0           0
                            ----------  ----------   ----------  ----------
Net income (loss) after
 income tax credit (charge) $  (56,082) $  (54,331)  $ (163,144) $ (151,206)
                            ==========  ==========   ==========  ==========

Net income (loss) per share
 (Note 2) basic and diluted $    (.00)  $    (.00)   $    (.01)  $    (.01)
                            ==========  ==========   ==========  ==========

Weighted av. basic and diluted
 common shares outstanding
 (Note 2)                   22,728,483  20,559,815   22,724,432  20,500,394
                            ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       THROUGH THE NINE MONTH PERIOD ENDED DECEMBER 31, 2004 (UNAUDITED)


                                      Common Stock
                           ----------------------------------
                                                   Capital in      Retained
                            Number of               Excess of      Earnings
                             Shares    Par Value    Par Value      (Deficit)
                           ----------  ----------  -----------   ------------
Balances March 31, 2002    17,468,008  $1,746,801  $18,792,109   $  (634,454)

Net income (loss) for
 FY March 31, 2003                                                  (232,647)

 Dir./off./employee/
  services comp.              693,221      69,322       85,848
 Payment of debt            1,435,200     143,520       85,805
 Cash                         811,000      81,100       33,650
                           ----------  ----------   -----------  ------------
Balances March 31, 2003    20,407,429  $2,040,743   $18,997,412  $  (867,101)

Net income (loss) for
 FY March 31, 2004                                                  (237,790)

 Dir./off./employee/
  services comp.              630,862      63,086        92,014
  Payment of debt             928,300      92,830       138,657
 Stock options exercised      230,000      23,000         6,500
 Cash                         485,000      48,500        63,350
 Reversal of stock
  transaction                                           (23,336)
                           ----------  ----------   -----------  ------------
Balances March 31, 2004    22,681,591  $2,268,159   $19,274,597  $(1,104,891)

Net income (loss) for
 the nine months ended
 December 31, 2004                                               $  (163,144)

Common shares issued:
  Cash                        106,357      10,636         9,663
  Dir./off./employee/
   services comp.              45,500       4,550         2,950
                           ----------  ----------   -----------  ------------
Balances December 31,
 2004                      22,833,448  $2,283,345   $19,287,210  $ 1,268,035
                           ==========  ==========   ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)

                                                  2004         2003
                                                --------     --------
OPERATING ACTIVITIES:
 Net loss                                     $ (163,144)  $ (151,206)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable
  and other current assets                        24,658      (21,405)
 Decrease (increase) in prepaid items and
  deposits                                        10,895      (54,297)
 Increase (decrease) in accounts payable and
  other accrued expenses                          43,574       57,248
 Increase (decrease) in accrued salaries               0       25,125
 Increase (decrease) in accrued legal fees         5,967           74
                                               ----------    ---------
Net cash provided by (used in) operating
 activities                                      (78,050)    (144,461)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                 (203,691)     (77,590)
                                                ---------    ---------
 Net cash used by investing activities          (203,691)     (77,590)

FINANCING ACTIVITIES:
 Common stock issued to reduce related
  party notes payable                                  0       63,644
 Common stock issued for cash                     20,299       93,600
 Stock issued to reduce related party loan       231,524            0
 Common stock issued for services                  7,500       59,162
 Reversal of stock transaction                                 23,336
                                                --------     --------
Total financing activities                       259,323      239,742

Net increase (decrease) in cash and cash
 equivalents                                     (22,418)      17,691

Cash - beg. of year                               30,348       28,004
                                               ---------    ---------
Cash - end of this period                      $   7,930    $  45,695
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)

Supplemental disclosures of cash information for the nine months:

                                              Nine Months Ended
                                     December 31, 2004   December 31, 2003
                                     -----------------   -----------------
A.  Non cash information    Shares    Amount     Shares    Amount
                                    -------- ----------  --------  --------
    1. Accrued interest capitalized        0 $1,244,246        0 $1,062,801
    2. Interest expense paid in cash       0          0        0          0
    3. Income taxes paid                   0          0        0          0

B.  Non cash investing and financing
    Common stock issued for:
    1.  Director fees, officer
         compensation, employee
         benefits and services        45,500  $   7,500  236,650     59,162
    2.  Related party notes payable        0          0  663,600   $165,900
    3.  Debt reduction - others            0          0   14,700   $  3,087
    4.  Stock options exercised            0          0  270,000     67,500

C.  Other supplemental disclosures

    1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at a cost of $86,080 at December 31, 2004. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

        Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at December 31, 2004.

    2. The accounts receivable-related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                 Misanse     Others      Total
                                 -------     ------      -----
        Accounts receivable      $584,011   $    570   $584,581
        Accounts payable         $228,973   $252,787   $481,760

        On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

        The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,011 and that the Company owes Misanse $228,973 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

On May 25, 2004 (received June 4, 2004) the GOES issued a second exploration concession consisting of 45 square kilometers (11,115 acres) hereinafter referred to as the Nueva Esparta, which includes eight formerly operated gold and silver mines.

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

MINORITY INTEREST

During the periods ended December 31, 2004 and 2003, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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

                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the nine months ended
 December 31, 2004: Basic/Diluted EPS
Net loss to common Shareholders           $(163,144)    22,724,432     $(.01)
                                           =========    ==========   =========
For the nine months ended
 December 31, 2003: Basic/Diluted EPS
Net loss to common Shareholders           $(151,206)    20,500,394     $(.01)
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

(5) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


              December 31, 2004                      December 31, 2003
        ------------------------------         -----------------------------
                 Accumulated                            Accumulated
        Cost     Depreciation      Net         Cost     Depreciation     Net
        ----     ------------      ---         ----     ------------     ---

Mineral
Proper-
ties
and
Deferred
Develop-
ment $30,673,235              $30,673,235   $28,620,415             $28,620,415

Property,
Plant
and
Equip-
ment   6,594,505    2,252,143   4,342,362     6,538,915  2,252,143    4,286,772
     -----------  -----------  -----------  ----------- ----------  -----------
     $37,267,740  $ 2,252,143 $35,015,597   $35,159,330 $2,252,143  $32,907,187
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

(8)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                 12/31/04      12/31/03
                                                ----------    ----------
Related parties
Mortgage and promissory notes to
related parties, interest ranging from
one percent to four percent over prime
rate, but not less than 16%, payable
monthly, due on demand, using the
Misanse lease, the Renewed SSGM Concession
issued on August 18, 2003, the New SSGM
Concession issued on February 24, 2003,
and the Nueva Esparta Concession issued on
May 25, 2004, gold ore reserves,
real estate and all other assets
owned by the Company, its subsidiaries
and the Joint Venture as
collateral. (Note 7)                            $10,860,181  $ 9,015,265

Other
Short-term notes and accrued interest
(December 31, 2004, $128,850 and
December 31, 2003, $107,914) issued
to creditors and other non related parties,
interest rates of varying amounts, in lieu of
actual cash payments and includes a
mortgage on a certain parcel of land
pledged as collateral located in El
Salvador.                                         263,850       242,914
                                              -----------    ----------
Total:                                        $11,124,031   $ 9,257,459
                                              ===========    ==========

     COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and nine months, including vacation pay, for a total of $2,939,015, and $2,760,265 at December 31, 2004 and 2003 respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $7,514,085, and $6,302,909 at December 31, 2004 and 2003 respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,033,179, and $879,514 at December 31, 2004 and 2003 respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM
RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,570,653, and $1,200,974 at December 31, 2004 and 2003 respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $568,581, and $484,016 at December 31, 2004 and 2003
respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $354,600, and $318,600 at December 31, 2004 and 2003 respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $332,982 for 1,916.75 hours of legal services rendered from July 1980 through December 31, 2004. By agreement on the date of payment, these fees are to be adjusted to commensurate with the hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $173,683 and $147,852 at December 31, 2004 and 2003 respectively, which bears interest at an annual rate of 16% payable monthly.

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

                                                      December 31,
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

The following is a tabulation of unaudited quarterly operating results for 2004 and 2003:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/04   Operating Revenues   Net (Loss)   Income/Loss
-------------------------   ------------------   ----------   -----------
First quarter 06/30/04                      $0   $(52,188)       $(.00)
Second quarter 09/30/04                     $0   $(54,877)       $(.00)
Third quarter 12/31/04                      $0   $(56,082)       $(.00)

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 03/31/03  Operating Revenues   Net (Loss)  Income/(Loss)
--------------------------  ------------------   ----------   -------------
First quarter 06/30/03                      $0    $(49,873)      $(.00)
Second quarter 09/30/03                     $0    $(47,002)      $(.00)
Third quarter 12/31/03                      $0    $(54,331)      $(.00)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                      PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the third quarterly period ended December 31, 2004 and 2003. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

GOLD ORE RESERVES

The Company's geologists have defined the following San Sebastian Gold Mine gold ore reserves:

                                       Average
                            Tons        Grade     Ounces
                            ----        -----     ------
Virgin ore-open pit      14,404,096     0.081   1,166,732
Stope fill estimated      1,000,000     0.340     340,000
                         ----------             ---------
  Totals                 15,404,096             1,506,732

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

RESULTS OF OPERATION FOR THE NINE-MONTH FISCAL PERIOD ENDED
DECEMBER 31, 2004 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2003
-----------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and/or when it has funds to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. During this nine-month period, the Company recorded a loss of $163,144 or $.01 cents per share. This compares to a net loss of $151,206 or $.01 cents per share for the nine-month period ended December 31, 2003.

There was no current or deferred provision for income taxes during the nine-month fiscal period ended December 31, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal periods ended December 31, 2004 or 2003. The Company does not anticipate that inflation will have a material impact on continuing operations during this next fiscal year.

Accrued interest expense in the sum of $1,224,246 was capitalized by the Joint Venture during this nine-month period compared to $1,062,801 for the same period in 2003, and it was eliminated by reducing the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

From September 1987 through December 31, 2004, the Company has advanced the sum of $47,667,106 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $48,257,371. This investment includes the charge of $30,093,678 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and for mining, and a carbon regeneration system, for holding costs, for the acquisition of three concessions/licenses, for many other related needs, and most recently, for the exploration of the New SSGM.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

The financial statements for the third quarterly periods ended December 31, 2004 and 2003 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Prior to the fiscal year ended March
31, 1997, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador continues to exist and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the price of gold to a 20-year low depressed the public's interest in owning gold, which affected the market price of the Company's shares as well as the shares of most of the world-wide mining companies. This decline in the Company's stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold. The price of gold continues to increase since January 2002, and has reached its seven year high. At this time forecasters are predicting the price of gold to stabilize at a price of $400 an ounce, or more, because the gold's positive long-term fundamentals remain intact.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

RECENTLY ISSUED ACCOUNTING DEVELOPMENTS
---------------------------------------

Reference is made to Note 4 - New Accounting Standards in the financial statements included with this report.

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

DEBT OWED TO RELATED PARTIES
-----------------------------

As of December 31, 2004, the Company's debt payable to related parties was $10,860,181 and to others $268,850, compared to December 31, 2003, when the Company's debt payable to related parties was $9,015,265 and to others, $242,914. All of the debt is secured and is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and as more fully described in the financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

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

ITEM 5. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

SUBSEQUENT EVENT

The financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB). The purpose for filing this SEC Form 10-Q/A is because the Company's previous independent public accountant was not registered with the PCAOB prior to October 22, 2003. For more details, reference is made to the Company's Form 8-Ks filed on January 21, 2005 and May 6, 2005.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
                 PART I - FINANCIAL INFORMATION (CONTINUED)

There has been a change in the Company's certified public accountant which resulted from the previous certified public accountant who audited and certified the Company's March 31, 2004 financial statements not being registered with the Public Company Accounting Oversight Board (PCAOB) as is required by Section 102 of the Sarbanes-Oxley Act of 2002. Therefore, the financial statements for the Company's fiscal year ended March 31, 2004 were regarded as being incomplete. In order to correct the deficiency the Company on January 18, 2005 engaged a certified public accountant from Las Vegas, Nevada. The Company on January 21, 2005 filed an 8-K notifying that the previous accountant resigned and that the Company engaged its new independent accountant. The March 31, 2004 audit report prepared by the previous non-PCAOB registered accountant did not contain an adverse opinion or was qualified or modified as to uncertainty audit scope or accounting principles. There were no disagreements with the previous accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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
                S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
              PART II - FINANCIAL INFORMATION (CONTINUED)

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

Item 6(a).   Exhibits and Reports on Form 8-K

             Exhibits, as required by Item 601 of Regulation S-K are listed on pages 51 to 56. The exhibit numbers correspond to the numbers assigned in Item 601 of Regulation S-K.

Item 6(b).   Form 8-K

             None filed during the third quarter ended December 31, 2004.

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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
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
                  S.E.C. FORM 10-Q/A - DECEMBER 31, 2004
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