Form 10-Q
period 2005-09-30
COMMERCE GROUP CORP /WI/
filed 2005-11-14
CIK 109757

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended SEPTEMBER 30, 2005

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,823,734 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2005.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

              FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2005

                                 INDEX

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements have been prepared by Commerce Group Corp. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such SEC rules and regulations. The unaudited financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB).

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2005.

         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         4
         Consolidated Statements of Changes in Shareholders' Equity    5
         Consolidated Statements of Cash Flows                         6
         Notes to the Unaudited Consolidated Financial Statements      9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                31
Item 3.  Quantitative and Qualitative Disclosures about Market Risk   42
Item 4.  Controls and Procedures                                      43

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            44
Item 2.  Changes in Securities                                        44
Item 3.  Default Upon Senior Securities                               44
Item 4.  Submission of Matters to a Vote of Security Holders          44
Item 5.  Other Information                                            44
Item 6.  Exhibits and Reports on Form 8-K                             44

SIGNATURES:
         Registrant's Signature Page                                  45
         Certification of Chief Executive Officer (Section 302)       46
         Certification of Executive Vice President (Section 302)      47
         Certification of Chief Executive Officer (Section 906)       48
         Certification of Executive Vice President (Section 906)      49

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS


                                       Sept. 30, 2005     March 31, 2005
                                         (Unaudited)         (Audited)
                                       --------------     --------------

                                  ASSETS
                                  ------

Current assets
 Cash                                     $    60,254        $    13,669
 Other current assets                         218,528            218,528
 Accounts receivable, related                 584,468            584,468
 Mining supplies                               39,562             39,562
 Prepaid items and deposits                    85,507             84,266
                                          -----------        -----------
  Total current assets                        988,319            940,493

Property, plant and equipment, net          4,435,207          4,427,876
Mining resources investment                32,406,008         31,150,207
                                          -----------        -----------
  Total assets                            $37,829,534        $36,518,576
                                          ===========        ===========

                                LIABILITIES
                                -----------

Current liabilities
 Accounts payable                         $   205,455        $   213,514
 Accounts payable, related                    232,060            230,001
 Notes and accrued interest
  payable to related parties               12,608,688         11,364,188
 Notes and accrued interest
  payable to others                           280,008            269,179
 Accrued salaries                           3,166,636          3,072,136
 Accrued legal fees                           336,737            332,981
 Other accrued expenses                       742,806            696,621
                                          -----------        -----------
  Total liabilities                        17,572,390         16,178,620

Commitments and contingencies
 (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2005-none; 2004-none                     $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 Y/E 2006-23,823,734                        2,382,373
 Y/E 2005-23,823,734                                           2,382,373
Capital in excess of par value             19,292,410         19,292,410
Retained earnings (deficit)                (1,417,639)        (1,334,827)
                                          ------------       ------------
  Total shareholders' equity               20,257,144         20,339,956
                                          ------------       ------------
  Total liabilities and
   shareholders' equity                   $37,829,534        $36,518,576
                                          ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                             Three Months Ended
                               Second Quarter              Six Months Ended
                            09/30/05      09/30/04     09/30/05      09/30/04
                          ----------    ----------   ----------    ----------
Revenues:                 $        0    $        0   $        0    $        0

Expenses:
 General and
  administrative              41,846        54,877       82,812       107,062
                          -----------   -----------  -----------   -----------
 Total expenses               41,846        54,877       82,812       107,062

Net profit (loss)            (41,846)      (54,877)     (82,812)     (107,062)
 Credit (charges) for
  income taxes                     0             0            0             0
                          -----------   -----------  -----------   -----------

Net income (loss) after
 income tax credit charge $  (41,846)   $  (54,877)  $  (82,812)   $ (107,062)
                          ===========   ===========  ===========   ===========
Net income (loss) per
 share basic and diluted  $     (.00)   $     (.00)  $     (.00)   $     (.00)
                          ===========   ===========  ===========   ===========

Weighted av. basic and
 diluted common shares
 outstanding              23,823,734    22,724,230   23,823,734    22,722,407
                          ===========   ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          THROUGH THE PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)


                                    Common Stock
                         -----------------------------------
                                                 Capital in     Retained
                          Number of               Excess of      Earnings
                           Shares     Par Value   Par Value     (Deficit)
                         ----------  ----------  -----------  ------------
Balances March 31, 2003  20,407,429  $2,040,743  $18,997,412  $  (867,101)

Net loss for
 FY March 31, 2004                                               (237,790)

Common stock issued for:
 Dir./off./employee/
  services comp.            630,862      63,086       92,014
 Payment of debt            928,300      92,830      138,657
 Stock options
  exercised for cash        230,000      23,000        6,500
 Cash                       485,000      48,500       63,350
 Capital distribution             0           0      (23,336)           0
                         ----------  ----------  ------------ ------------
Balances March 31, 2004  22,681,591  $2,268,159  $19,274,597  $(1,104,891)

Net loss for FY ended
 March 31, 2005                                               $  (229,936)

Common stock issued for:
 Dir./off./employee/
  services comp.            535,786      53,578        5,649
 Payment of debt            500,000      50,000        2,500
 Cash                       106,357      10,636        9,664
                         ----------  ----------  ------------ ------------
Balances March 31, 2005  23,823,734   2,382,373   19,292,410   (1,334,827)

Net loss for the six
 months ended
 September 30, 2005                                           $   (82,812)

Common stock issued
 - none                           0           0            0
                         ----------  ----------  ------------ ------------
Balances,
 September 30, 2005      23,823,734   2,382,373   19,292,410   (1,417,639)
                         ==========  =========== ============ ============


The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                                              2005              2004
                                              ----              ----
OPERATING ACTIVITIES:
 Net loss                             $    (82,812)     $   (107,062)
 Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
 Common stock issued for
   services rendered                             0             4,500
Changes in assets and liabilities:
Decrease (increase) in accounts
  receivable and
  other current assets                           0                 0
Decrease (increase) in prepaid
 items and deposits                         (1,242)           (1,238)
Increase (decrease) in accounts
 payable and other accrued expenses         40,186            46,111
Increase (decrease) in accrued
 legal fees                                  3,755                 0
                                      -------------     -------------
Net cash provided by
 (used in) operating activities            (40,113)          (57,689)

INVESTING ACTIVITIES:
 Investment in mining resources
  and property, plant
  and equipment                           (190,328)          119,949
                                      -------------     -------------
 Net cash used by investing activities    (190,328)          119,949

FINANCING ACTIVITIES:
 Notes payable - related parties           277,026           152,085
 Common stock issued for cash                    0            20,299
                                      -------------     -------------
Net cash provided by financing
 activities                                277,026           172,384

Net increase (decrease) in cash
 and cash equivalents                       46,585            (5,254)
Cash - beg. of year                         13,669            30,348
                                      -------------     -------------
Cash - end of this period             $     60,254      $     25,094
                                      ============      =============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)


                                     Second Quarter Period Ended
                                September 30, 2005    September 30, 2004
A. Supplemental disclosures     ------------------    ------------------
   of cash flow information:     Shares   $ Amount     Shares  $ Amount
   1.  Accrued interest          ------   --------     ------  --------
       capitalized                  0     $978,304        0    $808,559
   2.  Interest expense
       paid in cash                 0            0        0           0
   3.  Income taxes paid            0            0        0           0

B. Supplemental schedule of
   non cash investing
   and financing activities:
   Common stock issued for:
   1.  Director fees, officer
       compensation, employee
       benefits and services        0            0   22,500    $  4,500
   2.  Related party notes
       payable                      0            0          0         0

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

         Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at September 30, 2005.

     2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                  Misanse      Others       Total
                                  -------     --------     --------
         Accounts receivable     $584,468     $      0     $584,468
         Accounts payable        $232,060     $205,455     $437,515

         On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

         The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,468 and that the Company owes Misanse $232,060 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

     3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.



The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005


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

     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production. It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or developing a n acceptable, creative form of a business combination.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



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


Included in the                       Charter/Joint Venture
Consolidated Statements       % Ownership     Place         Date
----------------------------  -----------     -----         ----
Homespan Realty Co., Inc.
 ("Homespan")                     100.0      Wisconsin     02/12/1959
Ecomm Group Inc. ("Ecomm")        100.0      Wisconsin     06/24/1974
San Luis Estates, Inc. ("SLE")    100.0      Colorado      11/09/1970
San Sebastian Gold Mines, Inc.
 ("Sanseb")                        82.5      Nevada        09/04/1968
Universal Developers, Inc.
 ("UDI")                          100.0      Wisconsin     09/28/1964
Commerce/Sanseb Joint
 Venture ("Joint Venture")         90.0      Wisconsin     09/22/1987
                                             & El Salvador
Not included in the
Consolidated Statements
--------------------------
Mineral San Sebastian,
 S.A. de C.V.  ("Misanse")         52.0      El Salvador   05/08/1960

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


Minority Interest

During the periods ended September 30, 2005 and 2004, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


Property, Plant and Equipment

Property, plant, and equipment is stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves. Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets. Since the Company suspended its gold processing operations effective March 31, 2 000, it also ceased to depreciate its fixed assets.

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

Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



from continuing operations. All provisions of this statement are effective in the first quarter of 2003. At this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.
123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees when such plan will be implemented by the Company. At that time, the Company will disclose the requirements of SFAS No. 148. No stock-based employee compensation has been provided as of this date, as no employee stock compensation was issued during the fiscal periods ended September 30, 2005 and 2004.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule required that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005.
The Company is evaluating the effect that the adoption of SFAS 151 may have on its results of operations or financial position but it does not expect SF AS 151 to have a material effect.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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


                                   Net Loss      Shares      Per-Share
                                 (Numerator)  (Denominator)    Amount
For the six months ended         -----------  -------------  ---------
 September 30, 2005:
 Basic EPS
Net loss to common Shareholders   $ (82,812)    23,823,734     $(.00)
For the six months ended          ==========    ==========     ======
 September 30, 2004:
 Basic EPS
Net loss to common Shareholders   $(107,062)    22,722,407     $(.00)
                                  ==========    ==========     ======

For the three months ended September 30, 2004 and 2004, common stock equivalents that were not included in the computation of diluted EPS computations were none and none respectively. Common stock equivalents for the six months ended September 30, 2004 and 2004 that were not included in the computation of diluted EPS were none and none respectively.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


               September 30, 2005                    September 30, 2004
          -----------------------------        ----------------------------
                   Accumulated                          Accumulated
          Cost     Depreciation     Net        Cost     Depreciation    Net
          ----     ------------     ---        ----     -------------   ---
Min-
eral
Prop-
erties
and
Deferred
Devel-
opment $32,406,008              $32,406,008 $30,109,627             $30,109,627

Prop
-erty,
Plant
and
Equip-
ment     6,687,350   2,252,143    4,435,207   6,591,434   2,252,143   4,339,291
       -----------  ----------  ----------- -----------  ---------- -----------
       $39,093,358  $2,252,143  $36,841,215 $36,701,061  $2,252,143 $34,448,918
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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

Investments in Joint Venture

As of September 30, 2005, the Company's investments, including charges for interest expense to the Joint Venture, were $51,777,901 and three of the Company's subsidiaries' advances were $590,265 for a total of $52,368,166.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2005 and 2004, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                            2005             2004
                                            ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                      $51,777,901       $46,453,166
The Company's initial
 investment in the Joint Venture       3,508,180         3,508,180
Sanseb's investment in the
 Joint Venture                         3,508,180         3,508,180
Sanseb's investment in the
 mining projects and amount
 due to the Company                   40,414,170        37,479,058
                                     -----------       -----------
Total:                                99,208,431        90,948,584
Advances by the Company's
 three subsidiaries                      590,265           590,265
                                     -----------       -----------
Combined total investment            $99,798,696       $91,538,849
                                     ===========       ===========

SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Presently the Company is in the process of exploring three of the formerly operated gold mines. On May 25, 2004, the Government of El

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                     09/30/05     03/31/05
                                                     --------     --------
Related Parties Mortgage and promissory notes to
related parties, interest ranging from one
percent to four percent over prime rate, but not
less than 16%, payable monthly, due on demand,
using the Misanse lease, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral. (Note 7)                              $12,608,688  $11,364,188

Other Short-term notes and accrued interest
(September 30, 2005, $145,009 and March 31,
2005, $134,179) issued to other non related
parties, interest rates of varying  amounts, in
lieu of actual cash payments and includes a
mortgage on a certain parcel of land pledged as
collateral located in El Salvador.                    280,008      269,179
                                                  -----------  -----------
                                          Total:  $12,888,696  $11,633,367
                                                  ===========  ===========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and six months, including vacation pay, for a total of $3,076,515 and $2,897,965 at September 30, 2005 and 2004, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2005 and 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $8,813,744 and $7,228,268 at September 30, 2005 and 2004, respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,108,420 and $992,060 at September 30, 2005 and 2004, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



not borrow any common shares during the fiscal quarter period ended September 30, 2005. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 19 90.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2005:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,848,820 and $1,417,446 at September 30, 2005 and 2004, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2005 and 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $641,690 and $545,952 at September 30, 2005 and 2004,
respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $381,600 and $345,600 at September 30, 2005 and 2004, respectively, for services rendered from October 1994.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $336,737 for 1,820.20 hours of legal services rendered from July 1980 through September 30, 2005. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $196,014 and $166,772 at September 30, 2005 and 2004, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The Company owes $8,800 for Director fees and it owes $90,121 for other accrued salaries as of September 30, 2005 compared to $8,800 for Director fees and $67,863 for other accrued salaries as of September 30, 2004.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                               2005                       2004
                               ----                       ----
                        Total      Interest      Total        Interest
                       Advances     Charges     Advances       Charges
                       --------     -------     --------       -------
Beginning balances
 April 1             $48,953,121  $31,200,773  $44,295,125   $27,200,167
Advances through
 September 30, 2005    2,824,780    2,534,010    2,158,041     1,850,273
                     -----------  -----------  -----------   -----------
Total Company
 advances             51,777,901   33,734,783   46,453,166    29,050,440
Advances by three
 of the Company's
 subsidiaries            590,265            0      590,265             0
                     -----------  -----------  -----------   -----------
Total advances       $52,368,166  $33,734,783  $47,043,431   $29,050,440
                     ===========  ===========  ===========   ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 12, and 13.

(9)  INCOME TAXES
-----------------

At September 30, 2005, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $8,297,647 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2020.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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


                                                       March 31,
                                                  2005           2004
                                                  ----           ----
Deferred Tax Assets:
 Net Operating Loss Carry-forwards             $2,821,200     $2,097,000
Valuation Allowance for Deferred Tax Assets    (2,821,200)    (2,097,000)
                                               -----------    -----------
Net Deferred Tax Assets:                                0              0
                                               ===========    ===========

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 23,823,734 shares were issued and outstanding as of September 30, 2005. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending September 30, 2005 or 2004.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



c.  Stock option activity:

                         09/30/05             03/31/05
                       ---------------    -----------------
                              Weighted             Weighted
                       Option  Average    Option    Average
                       Shares   Price     Shares    Price
                       ------   -----     ------    -----
Outstanding, beg. yr.    0        $0     210,000     $0.23
Granted                  0         0           0         0
Exercised                0         0           0         0
Forfeited                0         0           0         0
Expired                  0         0    (210,000)        0
                         -         -    ---------    -----
Balance                  0        $0           0     $0.00
                         =        ==    =========    =====

There were no stock options issued or outstanding as of September 30, 2005.

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares. As of September 30, 2005 and 2004, there were no shares due to him.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2005, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,218,245 shares were issued, and 281,755 shares remain to be issued as of September 30, 2005.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of September 30, 2005, 382,000 shares remained in the account.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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

The following is a tabulation of unaudited quarterly operating results for 2005 and 2004:

Fiscal year           Operating                     Per Share/Diluted
ended 3/31/06         Revenues       Net (Loss)     Net Income/(Loss)
-------------         --------       ----------     -----------------
First quarter
 6/30/05                $0           $ (40,966)            $(.00)
Second quarter
 9/30/05                $0           $ (41,846)            $(.00)

Fiscal year           Operating
ended 3/31/05         Revenues       Net (Loss)        Income/(Loss)
-------------         --------       ----------        -------------
First quarter
 6/30/04                $0           $ (52,185)            $(.00)
Second quarter
 9/30/05                $0           $ (54,877)            $(.00)

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005


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

(16) CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------

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

(17) UNAUDITED FINANCIAL STATEMENTS
-----------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to be a fair presentation of the financial position, results of operations, and cash flows for the interim

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005



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

Furthermore, the unaudited financial statements included in this report were reviewed as required under Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB).

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company's mining activities, labor relations, other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission and other matters discussed under this reporting category. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise. The unaudited financial statements included in this report were reviewed as required under
Section 102 of the Sarbanes-Oxley Act of 2002 by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB).

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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2005 and 2004. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

3. On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration Concession/License consisting of 11,115 acres of area to explore. This concession abuts the New SSGM EXPLORATION Concession/License and it has eight formerly operated gold/silver mines: the Grande Mine, the Las Pinas Mine, the Oro Mine, the
Montemayor Mine, the Bandar Mine, the Carrizal Mine, the La Joya
     Mine and the Copetillo Mine. The Company did exploration work on the Montemayor Mine from 1995 - 1997 and it has resumed its exploration work this year.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

For the fiscal year ended March 31, 2005, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to note 14 of these financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004
-------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $82,812 or $.00 cents per share for its six-month period ended September 30, 2005. This compares to a net loss of $107,062 or $.00 cents per share for the six-month period ended September 30, 2004.

There was no current or deferred provision for income taxes during this second quarter period ended September 30, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact in the six-month periods ended September 30, 2005 or 2004. The Company anticipates that inflation will have an impact on future operations.

Interest expense in the sum of $978,304 was recorded by the Company during this six-month period compared to $808,559 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE SECOND FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003
----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $107,062 or $.00 cents per share. This compares to a net loss of $96,875 or $.00 cents per share for the fiscal quarter ended September 30, 2003.

There was no current or deferred provision for income taxes during the second six-month period ended September 30, 2004 or 2003. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the second six-month period ended September 30, 2004 or 2003.

Interest expense in the sum of $808,559 was recorded by the Company during this six-month period compared to $697,196 for the same period in 2003, and it was eliminated with the interest income earned from the Joint Venture.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The Company continues to be cognizant of its cash liquidity until it is
able to produce adequate profits from its SSGM gold production.   It will
attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue obtaining funds to conduct the Joint Venture's exploration, exploitation, development, expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing a mutually acceptable form of a business combination with others.

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

From September 1987 through September 30, 2005, the Company has advanced the sum of $51,777,901 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $52,368,166. This investment includes the charge of $33,734,783 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)



annual period that commences after December 15, 2005. The Company believes that there will be no impact as it has not adopted this plan.

EMPLOYEES
---------

As of September 30, 2005, the Joint Venture employed between 50 and 60 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in production, the Company's earnings and cash flow will be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $475 per ounce. The Company has not been engaged in any hedging contracts whatsoever. Therefore, it had no outstanding forward gold contracts.

DEBT OWED TO RELATED PARITES
----------------------------

As of September 30, 2005, the Company's debt payable to related parties was $12,608,688 and to others $280,008, for a total of $12,888,696. All of the secured debt is subject to interest at a rate of two to four

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                   PART I - FINANCIAL INFORMATION (CONTINUED)


percent over the prime rate, but not less than sixteen percent, payable monthly and more fully described in the financial statements.

FOREIGN CURRENCY
----------------

The Company conducts all of its mining activities in the Republic of El Salvador, Central America, in which its currency exchange has been in U.S. dollars since January 1, 2002.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                 S.E.C. FORM 10-Q - SEPTEMBER 30, 2005
                       PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            None pending.

Item 2.     Changes in Securities

            None.

Item 3.     Default Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None, except the routine business matters included in the proxy statement which was to be submitted to the shareholders of record as of August 25, 2005 relating to an annual meeting of shareholders to be held on October 21, 2005. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 29, 2005 for disclosure of the details. The Company is in the process of changing the shareholders' annual meeting date and it will file such changes as are required by filing an amended proxy.

Item 5.     Other Information

            None.

Item 6(a).  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit No.             Description of Exhibit
            -----------             ----------------------
              31.1* Certification of President, Treasurer, Chief Executive, Operating and Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2* Certification of Executive Vice President and Secretary pursuant to Rule
                            13(a)-14(a)/15d-14(a) as adopted pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

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

      (b)   Reports on Form 8-K


            On October 11, 2005 the Company filed a SEC Form 8-K to report that effective September 30, 2005, the Company's common shares were reinstated to trade on the Over the Counter Bulletin Board (OTCBB) system and that its symbol is CGCO.OB. Commerce now has a dual listing on the OTCBB and on the Pink Sheets (trade symbol: CGCO.PK).


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCE GROUP CORP.
                                Registrant/Company

                                /s/ Edward L. Machulak
Date:  November 10, 2005        ______________________________________
                                Edward L. Machulak
                                President,
                                Chief Executive, Operating and
                                Financial Officer and Treasurer