Form 10-Q
period 2005-12-31
COMMERCE GROUP CORP /WI/
filed 2006-02-10
CIK 109757

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2005

                               or

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,923,734 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 31, 2006.

                           COMMERCE GROUP CORP.

                                FORM 10-Q

               FOR THE THIRD QUARTER ENDED DECEMBER 31, 2005

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for its fiscal year ended March 31, 2005.

         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         4
         Consolidated Statements of Changes in Shareholders' Equity    5
         Consolidated Statements of Cash Flows                         6
         Notes to the Unaudited Consolidated Financial Statements      9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                31
Item 3.  Quantitative and Qualitative Disclosures about Market Risk   42
Item 4.  Controls and Procedures                                      43

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            44
Item 2.  Changes in Securities                                        44
Item 3.  Default Upon Senior Securities                               44
Item 4.  Submission of Matters to a Vote of Security Holders          44
Item 5.  Other Information                                            45
Item 6.  Exhibits and Reports on Form 8-K                             45

SIGNATURES:
         Registrant's Signature Page                                  45
         Certification of Chief Executive Officer (Section 302)       46
         Certification of Executive Vice President (Section 302)      47
         Certification of Chief Executive Officer (Section 906)       48
         Certification of Executive Vice President (Section 906)      49

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         CONSOLIDATED BALANCE SHEETS

                                      Dec. 31, 2005    March 31, 2005
                                       (Unaudited)        (Audited)


                                   ASSETS
                                   ------

Current assets
  Cash                                 $    29,748     $    13,669
  Other current assets                     211,698         218,528
  Accounts receivable, related             584,468         584,468
  Mining supplies                           39,562          39,562
  Prepaid items and deposits                29,148          84,266
                                       -----------     -----------
    Total current assets                   894,624         940,493

  Property, plant and equipment, net     4,439,046       4,427,876
  Mining resources investment           33,067,304      31,150,207
                                       -----------     -----------
    Total assets                       $38,400,974     $36,518,576
                                       ===========     ===========

                                LIABILITIES
                                -----------

Current liabilities
  Accounts payable, related parties    $   321,140     $   230,001
  Accounts payable                          57,577         213,514
  Notes and accrued interest payable
    to related parties                  13,184,377      11,364,188
  Notes and accrued interest payable
    to others                              285,453         269,179
  Accrued salaries                       3,213,886       3,072,136
  Accrued legal fees                       337,653         332,981
  Other accrued expenses,
    related parties                        403,800         363,600
  Other accrued expenses, others           362,471         333,021
                                       -----------     -----------
      Total liabilities                 18,166,357      16,178,620

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

                          SHAREHOLDERS' EQUITY

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2005-none; 2004-none                  $         0     $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 Y/E 2006-23,923,734                     2,392,373
 Y/E 2005-23,823,734                                     2,382,373
Capital in excess of par value          19,294,910      19,292,410
Retained earnings (deficit)             (1,452,666)     (1,334,827)
                                       ------------    ------------
  Total shareholders' equity            20,234,617      20,339,956
                                       ------------    ------------
  Total liabilities and
    shareholders' equity               $38,400,974     $36,518,576
                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                              Three Months Ended
                                  Third Quarter           Nine Months Ended
                            12/31/05      12/31/04      12/31/05      12/31/04
                         -----------   -----------   -----------   -----------
Revenues:                $         0   $         0   $         0   $         0

Expenses:
  General and adminis-
   trative                    41,527        56,082       124,339       163,144
                         ------------  ------------   -----------   -----------
   Profit or (Loss)          (41,527)      (56,082)     (124,339)     (163,144)
  Other Income                 6,500                       6,500
                         ------------  ------------   -----------   -----------
  Net profit (loss)
                             (35,027)      (56,082)     (117,839)     (163,144)
Credit (charges) for
 income taxes                      0             0             0             0
Net income (loss) after  ------------  ------------  ------------  ------------
 income tax credit
 charge                  $   (35,027)  $   (56,082)  $  (117,839)  $  (163,144)
                         ============  ============  ============  ============

Net income (loss) per
 share basic and diluted $      (.00)  $      (.00)  $      (.00)  $      (.01)
                         ============  ============  ============  ============
Weighted av. basic and
 diluted common shares
 outstanding              23,825,189    22,728,483    23,824,461    22,724,432
                         ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THROUGH THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2005 (UNAUDITED)


                                      Common Stock
                           ---------------------------------

                                                  Capital in      Retained
                           Number of               Excess of      Earnings
                            Shares    Par Value    Par Value     (Deficit)
                          ----------  ----------  -----------  ------------
Balances March 31, 2003   20,407,429  $2,040,743  $18,997,412  $  (867,101)

Net loss for FY
 March 31, 2004                                                   (237,790)

Common stock issued for:
 Dir./off./employee/
  services comp.             630,862      63,086       92,014
 Payment of debt             928,300      92,830      138,657
 Stock options
  exercised for cash         230,000      23,000        6,500
 Cash                        485,000      48,500       63,350
 Capital distribution              0           0      (23,336)           0
                          ----------  ----------  ------------ ------------
Balances March 31, 2004   22,681,591  $2,268,159  $19,274,597  $(1,104,891)

Net loss for FY ended
 March 31, 2005                                                $  (229,936)

Common stock issued for:
 Dir./off./employee/
  services comp.             535,786      53,578        5,649
 Payment of debt             500,000      50,000        2,500
 Cash                        106,357      10,636        9,664
                          ----------   ---------   ----------  ------------
Balances March 31, 2005   23,823,734   2,382,373   19,292,410   (1,334,827)

Net loss for the nine
 months ended
 December 31, 2005                                             $  (117,839)

Common stock issued
 - for cash                  100,000      10,000        2,500
                          ----------   ---------   ----------  ------------
Balances,
  December 31, 2005       23,923,734   2,392,373   19,294,910  $(1,452,666)
                          ==========   =========   ==========  ============


The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                                              2005         2004
OPERATING ACTIVITIES:                         ----         ----

 Net loss                                $ (117,839)   $ (163,144)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services
  rendered                                        0             0
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets         6,830        24,658
 Decrease (increase) in prepaid items
  and deposits                               55,117        10,895
 Increase (decrease) in accounts
  payable and other accrued expenses          4,854        43,574
 Increase (decrease) in accrued legal
   fees                                       4,671         5,967
                                         -----------   -----------
 Net cash provided by (used in)
  operating activities                      (46,367)      (78,050)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment            (280,046)     (203,691)
                                         -----------   -----------
 Net cash used by investing activities     (280,046)     (203,691)

FINANCING ACTIVITIES:
 Proceeds from related parties              455,692             0
 Payments to related parties               (125,700)            0
 Common stock issued for cash                12,500        20,299
 Common stock issued to reduce
  related party loan                              0       231,524
 Common stock issued for services                 0         7,500
                                         -----------   -----------
Net cash provided by financing
 activities                                 342,492       259,323

Net increase (decrease) in cash
 and cash equivalents                        16,079       (22,418)
Cash - beg. of year                          13,669        30,348
                                         -----------   -----------
Cash - end of this period                $   29,748    $    7,930
                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
       CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)



                                        Third Quarter Period Ended
                                 December 31, 2005     December 31, 2004
A. Supplemental disclosures     ------------------   --------------------
   of cash flow information:    Shares    $ Amount   Shares    $ Amount
                                ------   ----------  ------    ----------
   1.  Accrued interest
       capitalized                   0   $1,506,469       0    $1,244,246
   2.  Interest expense
       paid in cash                  0            0       0             0
   3.  Income taxes paid             0            0       0             0

B. Supplemental schedule of
   non cash investing
   and financing activities:
   Common stock issued for:
   1.  Director fees, officer
       compensation, employee
       benefits and services         0            0   45,000        7,500
   2.  Cash                    100,000       12,500        0            0

C. Other supplemental disclosures

   1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $79,250. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

       Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at December 31, 2005.

   2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                 Misanse    Others     Total
                                --------   --------   --------
       Accounts receivable      $584,468   $      0   $584,468
       Accounts payable         $233,089   $145,628   $378,717


       On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

       The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,468 and that the Company owes Misanse $233,089 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

   3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.



The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005

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

     As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities, there is certainty that the price of gold will be stabilized at the current or a higher selling price, and funding for the production of gold is obtained under reasonable terms and conditions.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received so far were not acceptable by the Company primarily due to the terms and conditions.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


Minority Interest

During the periods ended December 31, 2005 and 2004, there were no material expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


from continuing operations. All provisions of this statement are effective in the first quarter of 2003. At this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.
123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees when such plan will be implemented by the Company. At that time, the Company will disclose the requirements of SFAS No. 148. No stock-based employee compensation has been provided as of this date, as no employee stock compensation was issued during the fiscal periods ended December 31, 2005 and 2004.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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


                                   Net Loss      Shares      Per-Share
                                 (Numerator)  (Denominator)    Amount
For the nine months ended        -----------  -------------  ---------
 December 31, 2005:
 Basic EPS
Net loss to common Shareholders   $(117,839)    23,824,461     $(.00)
For the nine months ended         ==========    ==========     ======
 December 31, 2004:
 Basic EPS
Net loss to common Shareholders   $(163,144)    22,724,432     $(.01)
                                  ==========    ==========     ======

For the quarter ended December 31, 2005 and 2004, common stock equivalents that were not included in the computation of diluted EPS computations were none and none respectively. Common stock equivalents for the nine months ended December 31, 2005 and 2004 that were not included in the computation of diluted EPS were none and none respectively.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


               December 31, 2005                    December 31, 2004
          -----------------------------        ----------------------------
                   Accumulated                          Accumulated
          Cost     Depreciation     Net        Cost     Depreciation    Net
          ----     ------------     ---        ----     -------------   ---
Min-
eral
Prop-
erties
and
Deferred
Devel-
opment $33,067,304              $33,067,304 $30,673,235             $30,673,235

Prop
-erty,
Plant
and
Equip-
ment     6,691,189   2,252,143    4,439,046   6,594,505   2,252,143   4,342,362
       -----------  ----------  ----------- -----------  ---------- -----------
       $39,758,493  $2,252,143  $37,506,350 $37,267,740  $2,252,143 $35,015,597
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005



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

Investments in Joint Venture

As of December 31, 2005, the Company's investments, including charges for interest expense to the Joint Venture, were $53,353,922 and three of the Company's subsidiaries' advances were $590,265 for a total of $53,944,187.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2005 and 2004, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                           2005             2004
                                           ----             ----
The Company's advances
 (net of gold sale proceeds)
 since 09/22/87                     $ 53,353,922       $47,667,106
The Company's initial
 investment in the Joint Venture       3,508,180         3,508,180
Sanseb's investment in the
 Joint Venture                         3,508,180         3,508,180
Sanseb's investment in the
 mining projects and amount
 due to the Company                   41,337,636        38,128,386
                                    ------------       -----------
Total:                               101,707,918        92,811,852
Advances by the Company's
 three subsidiaries                      590,265           590,265
                                    ------------       -----------
Combined total investment           $102,298,183       $93,402,117
                                    ============       ===========


SSGM Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system and performing minor rehabilitation repairs to its San Cristobal Mill and Plant. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Presently the Company is in the process of exploring three of the formerly operated gold mines. On May 25, 2004, the Government of El

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                     12/31/05     03/31/05
                                                     --------     --------
Related Parties
Mortgage and promissory notes to
related parties, interest ranging from one
percent to four percent over prime rate, but not
less than 16%, payable monthly, due on demand,
using the Misanse lease, real estate and all
other assets owned by the Company,  its
subsidiaries and the Joint Venture as
collateral. (Note 7)                              $13,184,377  $11,364,188

Other
Short-term notes and accrued interest
(December 31 2005, $150,453 and March 31,
2005, $134,179) issued to other non related
parties, interest rates of varying  amounts, in
lieu of actual cash payments and includes a
mortgage on a certain parcel of land pledged as
collateral located in El Salvador.                    285,453      269,179
                                                  -----------  -----------
                                          Total:  $13,469,830  $11,633,367
                                                  ===========  ===========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 24 years and nine months, including vacation pay, for a total of $3,117,765 and $2,939,015 at December 31, 2005 and 2004, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2005 and 2004:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $9,219,423 and $7,514,085 at December 31, 2005 and 2004, respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,154,362 and $1,033,179 at December 31, 2005 and 2004, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company's cash requirements from time to time, the Company's President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


not borrow any common shares during the fiscal quarter period ended December 31, 2005. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2005:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $1,938,458 and $1,570,653 at December 31, 2005 and 2004, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2005 and 2004:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $667,994 and $568,581 at December 31, 2005 and 2004,
respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $390,600 and $354,600 at December 31, 2005 and 2004, respectively, for services rendered from October 1994.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $337,653 for 1,825.15 hours of legal services rendered from July 1980 through December 31, 2005. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $204,140 and $173,683 at December 31, 2005 and 2004, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The Company owes $13,200 for Director fees and it owes $96,121 for other accrued salaries as of December 31, 2005 compared to $11,200 for Director fees and $141,750 for other accrued salaries as of December 31, 2004.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                               2005                       2004
                               ----                       ----
                        Total      Interest      Total        Interest
                       Advances     Charges     Advances       Charges
                       --------     -------     --------       -------
Beginning balances
 April 1             $48,953,121  $31,200,773  $44,295,125   $27,200,167
Advances through
 December 31, 2005     4,380,801    3,972,936    3,371,981     2,893,511
                     -----------  -----------  -----------   -----------
Total Company
 advances             53,333,922   35,173,709   47,667,106    30,093,678
Advances by three
 of the Company's
 subsidiaries            590,265            0      590,265             0
                     -----------  -----------  -----------   -----------
Total advances       $53,924,187  $35,173,709  $48,257,371   $30,093,678
                     ===========  ===========  ===========   ===========

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 12, and 13.

(9)  INCOME TAXES
-----------------

At December 31, 2005, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $8,297,647 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2020.
                                    23

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005

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
                                               ===========    ===========


(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  Common Stock

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 23,923,734 shares were issued and outstanding as of December 31, 2005. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding during the periods ending December 31, 2005 or 2004.

The Company's Wisconsin Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value. None are issued.

The preferred shares are issuable in one or more series. If issued, the Board of Directors is authorized to fix or alter the dividend rate, conversion rights (if any), voting rights, rights and terms of redemption (including any sinking fund provisions), redemption price or prices, liquidation preferences and number of shares constituting any wholly unissued series of preferred shares.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


c.  Stock option activity:

                         12/31/05             03/31/05
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
                         =        ==    =========    =====

There were no stock options issued or outstanding as of December 31, 2005.

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company's issuance of its restricted common shares. As of December 31, 2005 and 2004, there were no shares due to him.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2005, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. From the 1,500,000 shares registered 1,218,245 shares were issued, and 281,755 shares remain to be issued as of December 31, 2005.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of December 31, 2005, 197,000 shares remained in the account.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


In connection with the Renewed SSGM Exploitation Concession/License, on July 15, 2003 a one-year, third party liability guarantee (bond) in the sum of $42,857.14 was issued by Compania Anglo Salvadorena de Seguros, S.A. (Anglosal) on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The Company pledged its SSGM laboratory real estate as collateral to Anglosal for the issuance of the bond. On August 24, 2004 the bond was renewed. It expired on August 15, 2005, and is in the process of being renewed.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


The following is a tabulation of unaudited quarterly operating results for 2005 and 2004:

Fiscal year           Operating                     Per Share/Diluted
ended 3/31/06         Revenues       Net (Loss)     Net Income/(Loss)
-------------         --------       ----------     -----------------
First quarter
 6/30/05                $0           $ (40,966)            $(.00)
Second quarter
 9/30/05                $0           $ (41,846)            $(.00)
Third quarter
 12/31/05             $6,500         $ (35,027)            $(.00)

Fiscal year           Operating
ended 3/31/05         Revenues       Net (Loss)        Income/(Loss)
-------------         --------       ----------        -------------
First quarter
 6/30/04                $0           $ (52,185)            $(.00)
Second quarter
 9/30/05                $0           $ (54,877)            $(.00)
Third quarter
 12/31/05               $0           $ (56,082)            $(.00)

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

After a lapse of time and upon preliminary review of the Company's financial records the new Las Vegas accountant explained that his firm did not have the capacity and time to audit the Company's financial statements within the due date time frame. This CPA firm referred the Company to Chisholm, Bierwolf

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 2005


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                     PART I - FINANCIAL INFORMATION

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

The following discussion provides information on the results of operations, the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2005 and 2004. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


delinquency to delete all quotations of the company's securities on the OTCBB effective with the open of business on Friday, January 21, 2005. The hearing file has been closed."

From January 21, 2005 the Company's shares were quoted as CGCO.PK on the Pink Sheets. The Company anticipated resolving the SEC filing of its financial statements by retaining a new auditing firm that is registered with the PCAOB and filing all financial reports timely. Reference is made to the S.E.C. Form 8-Ks filed on January 21, 2005 and May 6, 2005.

On September 30, 2005, the Company's shares were reinstated to trade on
the Over the Counter Bulletin Board (trade symbol   CGCO.OB).  Commerce
now has a dual listing on the OTCBB and on the Pink Sheets (trade symbol:
CGCO.PK). Reference is made to the S.E.C. Form 8-K filed on October 11, 2005. On October 21, 2005 the Company's shares began trading on the Berlin-Bremen Stock Exchange (trade symbol: C9J).

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

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.
                                    33

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004
------------------------------------------------------------------

There are nominal revenues from other sources as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $117,839 or $.00 cents per share for its nine-month period ended December 31, 2005. This compares to a net loss of $163,144 or $.01 cents per share for the nine-month period ended December 31, 2004. The Company recorded a net loss of $35,027 or $.00 cents loss for the three-month period ended the third quarter compared to a net loss of $56,082 or $.00 cents for the same three-month period ended December 31, 2004.

There was no current or deferred provision for income taxes during this third quarter period ended December 31, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact in the nine-month periods ended December 31, 2005 or 2004. The Company anticipates that inflation will have an impact on future operations.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


Interest expense in the sum of $1,506,469 was recorded by the Company during this nine-month period compared to $1,224,246 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

From September 1987 through December 31, 2005, the Company has advanced the sum of $53,353,922 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $53,944,187. This investment includes the charge of $35,173,709 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

EMPLOYEES
---------

As of December 31, 2005, the Joint Venture employed between 50 and 60 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees, if they are qualified, are entitled to receive severance pay, which is based on one month's pay for each year of employment.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

On July 10, 2003 a one-year third party liability guarantee in the sum of $42,857.14 expiring July 10, 2004 was issued by Compania Anglo
Salvadorena de Seguros, S.A. on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines. The guaranty was renewed for the period of July 10, 2004 through July 10, 2005, and is presently being renewed.

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

DEBT OWED TO RELATED PARTIES
----------------------------

As of December 31, 2005, the Company's debt payable to related parties was $13,184,377 and to others $285,453, for a total of $13,469,830. All of the secured debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly and more fully described in the financial statements.

FOREIGN CURRENCY
----------------

The Company conducts all of its mining activities in the Republic of El Salvador, Central America, in which its currency exchange has been in U.S. dollars since January 1, 2002.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                PART I - FINANCIAL INFORMATION (Continued)


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

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during this period that could significantly affect the Company's internal control over financial reporting.
                                    43

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None pending.

Item 2.   Changes in Securities

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders (Subsequent
          Event)

          On January 25, 2006, the Company held its annual meeting of shareholders. From the 23,823,734 issued and outstanding common shares entitled to vote, 20,766,746 (87.168%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposal at this meeting:

          Proposal I was for the election of one Class I Director of the Company. Edward L. Machulak has been elected as a Class I Director whose term expires at the annual shareholders' meeting to be held in 2008 and/or until such time as his successor shall be elected and qualified. From the 20,766,746 shares voting at the meeting, the proposal electing Edward L. Machulak as a Class I Director passed with votes of 20,747,033 (87.086%) in favor; 19,713 votes withheld authority.

          The following individuals continued in their capacity as Directors of the Company subsequent to the annual shareholders' meeting: John H. Curry and Edward A. Machulak, Class II Directors who terms expire at the annual meeting to be held in 2006, and Sidney Sodos, Class III Director, whose term expires at the annual shareholders' meeting to be held in 2007.

          Proposal II was to ratify the Audit Committee's appointment of Chisholm, Bierwolf & Nilson, LLC as the Company's independent registered public accounting firm for the year ending March 31, 2006 and to authorize the Directors to fix the remuneration to be paid to the auditing firm. The proposal passed with 20,748,027 (87.090%) votes in favor; 4,482 votes were against the proposal and 14,237 votes abstained.

          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

          There were no other matters except the routine business matters included in the proxy statement that was submitted to the shareholders of record as of November 28, 2005 relating to an annual meeting of shareholders to be held on January 25, 2006. Reference is made to the proxy statement filed with the Securities and Exchange Commission on November 22, 2005 for disclosure of the details.
                                    44

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   S.E.C. FORM 10-Q - DECEMBER 31, 2005
                          PART II - OTHER INFORMATION

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

                                 /s/ Edward L. Machulak
Date:  January 18, 2006          ______________________________________
                                 Edward L. Machulak
                                 President, Chief Executive, Operating
                                 and Financial Officer and Treasurer