Form 10-K
period 2006-03-31
COMMERCE GROUP CORP /WI/
filed 2006-06-29
CIK 109757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

Commission File Number 1-7375

COMMERCE GROUP CORP.

(Exact name of registrant as specified in its charter)

       WISCONSIN

                    39-6050862

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

6001 North 91st Street

Milwaukee, Wisconsin 53225-1795

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (414) 462-5310

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class

   on which registered

Common Shares $0.10 par value

         Pink Sheets

Common Shares $0.10 par value

                                       Over the Counter Bulletin Board (OTCBB)

Common Shares $0.10 par value                                             Berlin-Bremen Stock Exchange (C9G)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Yes  __   No  x

The aggregate market value of the 16,919,314 shares held by nonaffiliates of the registrant based on the closing price of the OTC BB on September 30, 2005 was $1,861,125.

At March 31, 2006, there were 25,116,016 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

COMMERCE GROUP CORP.

2006 FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended March 31, 2006

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

  3

Item 2.

Properties

16

Item 3.

Legal Proceedings

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 4(a).

Executive Officers and Managers of the Company

30

PART II

Item 5.

Market for the Company’s Common Stock and Related Stockholders’ Matters

31

Item 6.

Selected Financial Data

33

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

37

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

46

Item 8.

Financial Statements and Supplementary Data

48

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

78

Item 9(a).

Controls and Procedures

78

Item 9(b)

Other Information

78

PART III

Item 10.

Directors and Executive Officers of the Registrant

78

Item 11.

Executive Compensation

79

Item 12.

Security Ownership of Certain Beneficial Owners and Management

79

Item 13.

Certain Relationships and Related Transactions

79

Item 14.

Principal Accounting Fees and Services

79

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

79

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this annual report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission.  Many of these factors are beyond the Company’s ability to control or predict.  The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART I

Item 1.  Business

Glossary of Selected Mining Terms

Cut-off Grade	The minimum grade of ore used to establish reserves.
Doré	Unrefined gold and silver bullion consisting of approximately 90% precious metals that will be further refined to almost pure metal.
Development Stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production.  This stage occurs after completion of a feasibility study.

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage.
Fault	A surface or zone of rock fracture along which there has been displacement.
Feasibility Study	An engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.
Formation	A distinct layer of sedimentary rock of similar composition.
Grade	The metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tons which contain 2,204.6 pounds or 1,000 kilograms.
Heap Leaching

A method of recovering gold or other precious metals from a heap of ore placed on an impervious pad, whereby a dilute leaching solution is allowed to percolate through the heap, dissolving the precious metal, which is subsequently captured and recovered.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
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

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.
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

General

Commerce Group Corp. (“Commerce,” the “Company,” and/or the “Registrant”) is the only precious metals company that has produced gold and silver in the past twenty or more years in the Republic of El Salvador, Central America.  Furthermore, since 1968, Commerce has been operative in the exploration, exploitation, development, and production of precious metals in El Salvador.  Its gold ore reserves in the San Sebastian Gold Mine (SSGM) exceed 1.5 million ounces.  Commerce’s objectives are to obtain a sufficient amount of funds to expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation at its SSGM to produce gold at a profit.  It further plans to broaden its exploration targets as the opportunity to discover more gold and silver is evident.  Commerce simultaneously continues to seek a compatible acquisition, merger, other business arrangement, or an endeavor in which synergism will prevail.  This combination  should continue to enhance the value of Commerce’s common shares.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters since its inception have been based in Milwaukee, Wisconsin.  Commerce was organized in 1962 and its common shares have been publicly traded since 1968.  The Company’s shares have been trading on the Over the Counter Bulletin Board  (OTCBB) under the trade symbol CGCO.OB, on the Pink Sheets under the trade symbol of CGCO.PK, and on the Berlin-Bremen Stock Exchange under the trade symbol of C9G since October 2006.  The organizational chart on the following page reflects the mining organization and the mining activities in El Salvador as of March 31, 2006.  Presently Commerce has 100% ownership in the precious metals that are in its concession rights.

Company’s Website

Commerce has a website located at http://www.commercegroupcorp.com.  This website can be used to access recent new releases, U.S. Securities and Exchange Commission filings, the Company’s Annual Report, Proxy Statement, Board Committee Charter, and other items of interest.  The contents of the Company’s website are not incorporated into this document.  The U.S. Securities and Exchange Commission filings, including supplemental schedules and exhibits can also be accessed free of charge through the U.S. Securities and Exchange Commission’s website at:  http://www.sec.gov.

Precious Metal Mining

Commerce continues to be engaged in the exploration, exploitation, development and production of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture (“Joint Venture”).  Commerce holds a nearly 100% interest in the Joint Venture which is the operator of the San Sebastian Gold Mine (“SSGM”).

Commerce’s objective is to enhance the value of its shares by realizing profits from the production and sale of gold and silver, cash flow, and by increasing its gold/silver ore reserves.  This may be achieved by its continuing  to be a low-cost gold producer, by increasing production and by expanding its gold ore reserves.  Commerce has an opportunity to increase its gold ore reserves since on March 3, 2003, it received the New San Sebastian Gold Mine Exploration Concession/License hereinafter identified as the “New SSGM.”  It is currently exploring this 42-square kilometer area (10,374 acres), which includes three formerly-operated mines and encompasses the SSGM.

Mining Organization in El Salvador, Central America

Commerce Group Corp.
("The Company")
Wisconsin Corporation 9/14/62 merged into a Delaware Corporation 7/26/71 and on 4/1/99 merged into a Wisconsin Corporation
52% Ownership
82 1/2% Ownership
Mineral San Sebastian, S.A. de C.V.
("Misanse")
El Salvadoran Corporation formed 5/8/60 reinstated 1/25/75 reincorporated 10/22/93 1/03 Gold Mine Lease runs concurrently with the 30-year SSGM Exploitation Concession
Government of El Salvador
("GOES")
The Issuer of Mining Concessions/ Licenses
Commerce/Sanseb Joint Venture
("Comseb")
El Salvador mining operator formed 9/22/87
San Sebastian Gold Mines, Inc.
("Sanseb")
A Nevada Corporation formed 9/4/68
Real estate owner of San Sebastian Gold Mine
San Cristobal Mill and Plant
("SCMP")
Gold processing plant City of El Divisadero acquired on 2/23/93
El Salvador Gold Mines
Involvements in the following mining properties
Nueva Esparta Exploration Concession
5/28/04 (received 6/4/04) 45 sq. km.
San Sebastian Gold Mine
("SSGM")
City of Santa Rosa de Lima 10/68
San Felipe-El Potosi Mine *1
("Potosi")
City of El Potosi 9/93
Modesto Mine *1
("Modesto")
City of El Paisnal 8/93
Hormiguero Mine *1
("Hormiguero")
City of Hormiguero 9/93
New San Sebastian Gold Mine Exploration Concession/ License
("New SSGM")
City of Santa Rosa de Lima 2/24/03 (received 3/3/03) 40.77 sq. km.
Mines
1. Bañadero Mine
2. Carrizal Mine
3. Copetillo Mine
4. Grande Mine
5. La Joya Mine
6. Las Piñas Mine
7. Montemayor Mine (active since 3/95)
8. Oro Mine
Renewed 30-year Exploitation Concession
5/20/04 (received 6/4/04) 1.23 sq. km.
*1 Limited to property owned or leased by the company.
Mines
1. SSGM
2. La Lola Mine
3. Santa Lucia Mine
4. Tabanco Mine

The Government of El Salvador on May 25, 2004 granted the Nueva Esparta Exploration Concession/License which consists of 45 square kilometers of area (11,115 acres) and includes eight formerly operated gold and silver mines.  This concession which abuts the New SSGM concession further enhances the potential to increase gold and silver ore reserves.  It presently is concentrating on the exploration of the Montemayor Mine which is one of the eight formerly operated mines in this concession.  The concession map is located on the following page.

Commerce’s current goal is to secure sufficient capital to in time produce 100,000 ounces of gold per year and to simultaneously develop additional gold/silver ore reserves.  The Company expects to increase production by developing an open-pit, heap-leach operation on the SSGM site and by acquiring additional mill and related equipment which will increase the capacity of the processing of its higher grade virgin ore at the San Cristobal Mill and Plant (“SCMP”).  The SSGM heap-leach operation should have the capability of producing (through processing a higher volume of gold ore beginning with 2,000 tons and in time increasing to 6,000 tons per day) significantly more gold than what can be produced at the SCMP, which has a present capacity of processing  200 tons of gold ore per day.  Commerce will also continue to explore areas contiguous to the SSGM site and in its vast concession areas.

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

There are approximately 1.5 million ounces of proven and estimated gold ore reserves at the SSGM.   Although the financial statement periods presented herein reflect that the SSGM is the only one of the Company’s mining properties which has generated revenues, there are strong indications of commercial gold/silver ore present at some of the other gold mine sites.

At the current stage of the exploration and development, the Company’s geologists have defined the following gold reserves:

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

San Sebastian Gold Mine Concession Map El Salvador, Central America

San Sebastian Peak
EL PARAISO EXPLORATION CONCESSION 228 Acres
COSIGUINA 16.30 Acres
EXPLOITATION CONCESSION 304 Acres
EXPLORATION CONCESSION 1,166 Acres
SALAZAR 4.79 Acres
RIO CAMARON
RIO LAS MARIAS
RIO SANTA ROSA

Three Areas	*Acres*
SSGM Exploitation	304
SSGM Exploration	1,166
El Paraiso Exploration	228

Scale

1 : 20,000 Meters

Ore Reserves

L = 1.0 km. or 3,300 ft.
W = 250 mts. or 825 ft.
D = 200 mts. or 660 ft.

Average Grade: 0.025 ounces of gold per ton

Total tonnage 138,219,230

Total probable/possible ounces of gold: 3.4 million

Total probable/possible ounces of silver: 0.4 million

SSGM Joint Venture Arrangements

Commerce acquired 82 1/2% of the authorized and issued common shares of San Sebastian Gold Mines, Inc. (“Sanseb”), a Nevada corporation formed on September 4, 1968.  The balance of Sanseb’s shares are held by approximately 200 unrelated shareholders.  From 1969 forward, Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire and refurbish the SCMP.

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the “Commerce/Sanseb Joint Venture” and sometimes referred to herein as the “Joint Venture”) to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits.  The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture.  Under this agreement 90% of the net pre-tax profits of the Joint Venture will  be  distributed  to  Commerce  and  ten  percent  to  Sanseb, and because Commerce owns 82 1/2% of the authorized and  issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture.  In order to maintain current accounting between Commerce and Sanseb, the interest charges to Sanseb on advances made by Commerce are kept separately.  Therefore, when profits are earned, the interest due to Commerce when it is recorded will be paid from the cash distributions made to Sanseb.

The Joint Venture leases the SSGM from the Company’s 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. (“Misanse”), an El Salvadoran corporation.  On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the “Renewed SSGM,” from the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM).  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Item 8.  Financial Statements and Supplementary Data, Note 7).

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

		Charter/Joint Venture
Included in the Consolidated Statements	% Ownership	Place	Date
Homespan Realty Co., Inc. (“Homespan”)	100.0	Wisconsin	02/12/1959
Ecomm Group Inc. (“Ecomm”)	100.0	Wisconsin	06/24/1974
San Luis Estates, Inc. (“SLE”)	100.0	Colorado	11/09/1970
San Sebastian Gold Mines, Inc. (“Sanseb”)	82.5	Nevada	09/04/1968
Universal Developers, Inc. (“UDI”)	100.0	Wisconsin	09/28/1964
Commerce/Sanseb Joint Venture (“Joint Venture”)	90.0	Wisconsin & El Salvador	09/22/1987
Not included in the Consolidated Statements
Mineral San Sebastian, S.A. de C.V. (“Misanse”)	52.0	El Salvador	05/08/1960

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

From 2003 to the present the Joint Venture is performing exploration at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, which are included in the New SSGM and in the Nueva Esparta Concessions/Licenses.

The Government of El Salvador has issued the Modesto and San Felipe-El Potosi mining concessions to others.  Commerce’s attorneys have challenged the legality of the issuance of these concessions.  Commerce owns certain properties  believed to be  crucial  to the Modesto Mine and it holds leases to the key property of the Montemayor Mine.  It plans to apply for concessions on the Modesto property that it owns.  It also has a lease agreement with the owners of the San Felipe-El Potosi Mine.  Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the owner.

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

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold.  The gold world market price is generally influenced by basic supply and demand fundamentals.  It is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company’s control, including, but not limited to, expectations for inflation, the relative strength of the United States’ dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors.  The supply and demand for gold can also greatly affect the price of gold.  The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies.  The Company’s present and past practice has been to sell its gold and silver at the world market spot prices.  Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals.  There are many worldwide refiners and smelters available to refine these precious metals.  Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis.  The Joint Venture’s SCMP operation which produces doré was refined by and sold to a refinery located in the United States.

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies.  The Company believes no single gold-producing company could have a large impact to offset either the price or supply of gold in the world market.  There are many mining entities in the world producing gold.  Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company.  The Company believes that the expertise of the Joint Venture’s experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accessibility to the mine, its infrastructure, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits.

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

Seasonality

Seasonality does not have a material impact on the Company’s operations, but the rainy season in El Salvador (May through November) can subdue production.

Environmental Matters

Since the Government of El Salvador (GOES) has established a new Mining Law effective February 1996, its exploration, exploitation, development, and production programs are subject to environmental protection.  The GOES has established the Office of the El Salvador Ministry of Environment and Natural Resources (MARN).  In order to comply with mining law, the Company was required to obtain environmental permits.  On October 15, 2002, an environmental permit under MARN Resolution 474-2002 was issued for the SCMP.  On October 21, 2002, an environmental permit under MARN Resolution 493-2002 was issued pertaining to the SSGM.

Environmental regulations add to the cost and time needed to bring new mines into production and add to operating and closure costs for mines already in operation.  As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase.  Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future.  The Company’s policy is to adhere to the El Salvador environmental standards.  The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in El Salvador that would affect the Company’s operations.

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

2.

The U.S. Embassy in El Salvador can also be contacted at Final Boulevard Santa Elena Sur, Urbanización Santa Elena, Antiguo Cuscatlán, La Libertad, El Salvador, telephone  (011) 503-278-4444 and fax (011) 503-278-6011 or at its website:  http://www.elsalvador.org/home.nsf/consularinfo.

Operations, Other Than Mining

Commerce independently and through its partially and wholly-owned subsidiaries conducted other business activities, which at present are suspended.  Previous operations consisted of the following:   (1) land acquisition and real estate development through its wholly-owned subsidiaries, San Luis Estates, Inc. (“SLE”) and Universal Developers, Inc. (“UDI”); (2) real estate sales, through its wholly-owned subsidiary, Homespan Realty Co., Inc. (“Homespan”); and (3) advertising and various businesses, including Internet-related businesses, through its subsidiary, Ecomm Group Inc. (“Ecomm”).

Land Acquisition, Development, Ownership and Real Estate Sales

During the past years, the Company has substantially diminished its activities in the business of real estate development conducted principally through its subsidiaries  San Luis Estates, Inc. (“SLE”), a Colorado corporation, and Universal Developers, Inc. (“UDI”), a Wisconsin corporation.  At present, all activities are suspended.

Misanse, the Company’s majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres.  This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane highway), about 108 miles southeast of the capital city of San Salvador, El Salvador, and is about 11 miles west from the border of the Country of Honduras.  It is also about 26 miles from the city of La Union which has railroad and port facilities.  The Company, on January 14, 2003, renewed its lease into a long-term lease arrangement with Misanse.

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

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative (“Cooperative”) of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

Reference is made to “Item 2.  Properties,” for additional information.

Homespan, the local real estate marketing subsidiary of the Company is presently inactive.  It has no significant activity and is not material to the Company’s operation.

Employees

As of March 31, 2006, the Company and its wholly-owned subsidiaries employed between 45 and 55 full-time persons, which number may adjust seasonally.  The Company also employs up to four persons, including part-time help, in the United States.  None of the Company’s employees are covered by collective bargaining agreements.

Patents, Trademarks, Licenses, Franchises, Concessions & Government Contracts

Other than concessions, licenses and interests in mining properties granted by the Government of El Salvador and leases with private landowners, the Company does not own any material patents, trademarks, licenses, franchises or non-mining concessions.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold when the Joint Venture is in production.  The gold in doré form is refined and then sold at the world market spot price to a  refinery located in the United States. Given the marketability and liquidity of the precious metals sold and because of the large source of qualified buyers of gold and silver, the Company believes that a loss of its customers could be quickly replaced without any adverse affect.

Miscellaneous

Backlog orders at this time are not significant to either the Company’s or its majority-owned subsidiaries’ areas of operations, or at this time is any portion of their operations subject to renegotiation of profits or termination of contracts at the election of the United States’ Government.

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

	Property Description	Nature of Interest	Date Interest was Acquired	Cost of Interest	Amount of Funds to Make Property Operational	Date Mine will be Operational
1.	San Sebastian Gold Mine located two and one-half miles northwest of the city of Santa Rosa de Lima and the Pan American Highway.	Mineral concession consisting of 100% ownership of the precious metals extracted from this mine.	1968	5% of the gross precious metal proceeds or $343 a month whichever is higher.	This is dependent on the scale of production that management decides to perform. The amount of investment could be from $5 million to $100 million.

It was in operation on a curbed production  basis from 03/31/95 until December 31, 1999 when operations were suspended due to the need to overhaul, repair, restore and expand the SCMP facilities and due to the low price of gold.

2.	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.	Application is to be submitted for a mineral concession on the real estate owned by the Company to own 100% of the precious metals extracted from the real estate owned by the Company.	09/93	On the Company-owned land it appears as if this will be an underground operation. Therefore, no cost for interest.	Undetermined until a preliminary drilling program is completed; estimated cost of drilling is $2 million.	Undetermined.

3.	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador.	Equipment 02/23/93 and thereafter Lease 11/12/93

Equipment purchased and extensive retrofitting was and continues to be performed.  The cost of the investment through 03/31/06, including the crushing system located at the San Sebastian Gold Mine, is  $6,777,685.

To expand the plant, including a crushing system to a capacity of 500 tons per day; an estimated sum of up to $4 million may be required, all dependent whether new or used equipment will be purchased.

Curbed production commenced March 1995; expansion program in progress.  Operations suspended on 12/31/99 until the existing equipment is overhauled, repaired, restored and expansion of the SCMP facilities are completed, and, dependent on the price of gold.

4.	New San Sebastian Gold Mine Exploration Concession/License consisting of 42 square kilometers.	Exploration concession issued by the Government of El Salvador for 100% ownership of the precious metals.	02/03	Undetermined until negotiated with the surface rights’ owners.	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.	Undetermined until exploration which is taking place is completed.

5.	Nueva Esparta Exploration Concession/License consisting of 45 square kilometers.	Exploration concession issued by the Government of El Salvador for 100% ownership of the precious metals.	05/04	Undetermined until negotiated with the surface rights’ owners	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.	Undetermined until exploration which is taking place is completed.

El Salvador
Bañadero Mine
Carrizal Mine
Copetillo Mine
Grande Mine
La Joya Mine
La Lola Mine
Las Piñas Mine
Montemayor Mine
Oro Mine
Santa Lucia Mine
Tabanco Mine
Modesto Mine
San Cristobal Mill and Plant
San Sebastian Gold Mine
San Felipe-El Potosi Mine and El Capulin Mine
General Office
Hormiguero Mine
GUATEMALA
HONDURAS
Pacific Ocean
Pan American Highway
SAN SALVADOR
Santa Ana
San Miguel
Sensuntepeque
Chalatenango
Metapán
Anguiatú
El Poy
Tejutla
Texistepeque
Chalchuapa
Ahuachapán
Juayua
Nahuizalco
Izalco
Sonsonate
Acajutla
Armenia
Santa Tecla
Quezaltepeque
Aguilares
Suchitoto
Ilobasco
Cojutepeque
San Vicente
Zacatecoluca
La Libertad
Zunzal
Usulután
Santiago de María
Berlín
Chapeltique
Perquín
Osicala
Santa Rosa de Lima
La Unión
Cutuco
Playa El Cuco
Pto. El Triunfo
Playa Costa del Sol
MEXICO
BELIZE
HONDURAS
NICARAGUA
GUATEMALA
PANAMA
EL SALVADOR
COSTA RICA

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

There is good roadway access to the SSGM site.  The reconstruction of the Pan American Highway from two lanes to  four lanes (from the city of San Salvador to the Honduran border) has been completed.  The city of Santa Rosa de Lima (approximately three miles from the SSGM)  is one of the larger cities in the Eastern Zone.    The SSGM is approximately 30 miles from the city of San Miguel, which is El Salvador’s third largest city, and approximately 108 miles southeast of  El Salvador’s capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities.  Major United States’ commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.

SSGM Reserves and Operation

GOLD ORE RESERVES (03/31/05)
	Tons	Average Grade	Gold Ounces(1)
Ore - virgin (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Totals	15,404,096		1,506,732

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

At the turn of the twentieth century, the SSGM was rated as one of the richest gold mines in the world.  The United Nations’ 1969 Mineral Survey Report states that “unquestionably the San Sebastian deposit was the jewel of the El Salvador mining industry and one of the most prolific gold mines in Central America.”

Virgin gold ore at the SSGM represents the majority of the material (14.4 million tons, including the dump waste material) in the Company’s reserves.  The Company plans to use an open-pit mining method and will  truck the lower grade gold ore to one or more heap-leaching pads developed at the SSGM site.  The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of low grade gold ore than can be processed at the SCMP.  The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade ore it encounters in the course of mining at the SSGM.  The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

Approximately 960,000 tons of dump material present at the SSGM site, with grades ranging from 0.082 to 0.178 ounces of gold per ton, have been combined with the virgin ore reserves.   An analysis of the underground stope fill material was made by the Company’s consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period.  The grade of the stope fill averages 0.34 ounces of gold per ton.  It is estimated that there are about one million tons available for SCMP treatment from the underground operations.  It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it eventually will be encountered in the open-pit operations.

All residue from the contemplated operations will be stockpiled for potential future processing dependent upon the price of gold, improvements in technology, and the depletion of higher grade material.

Misanse Mining Lease

The Company (previously through the Joint Venture) leases the SSGM from Mineral San Sebastian, S.A. de C.V. (“Misanse”), an El Salvadoran corporation.  The Company owns 52% of the total of Misanse’s issued and outstanding shares.  About 100 El Salvador, Central American and United States’ citizens own the balance of the shares.  (Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 7, for related party interests.)

SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and directors at a shareholders’ meeting and thereafter at a directors’ meeting both held on January 12, 2003.  The renewed lease is for a period to coincide with the term of its Renewed SSGM, which it received on August 29, 2003 from the DHM.  It was automatically amended on May 20, 2004 to coincide with the extension of the term of the Renewed San Sebastian Gold Mine Exploitation Concession/License from 20 to 30 years.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Item 8.  Financial Statements and Supplementary Data, Note 7).

Misanse Mineral Concession/License-Government of El Salvador

In El Salvador, the rights to minerals below the sub-surface are vested with the government.  The government through concessions or licenses grants mineral rights.  Reference is made to the San Sebastian Gold Mine map and the exploration and exploitation maps that follow.

On January 27, 1987, the Government of El Salvador granted a right to the SSGM mining concession (“concession”) to Misanse which was subject to the performance of the El Salvador Mining Law requirements.  These rights were simultaneously assigned to the Joint Venture.

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

Renewed San Sebastian Gold Mine Exploitation Concession/License under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to  simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company’s El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made.  The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax.  On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

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

In the Tepeyac vein very high-grade ore in one to two foot widths was encountered.  A United Nation’s team performed sampling and reported that in a sulfide bearing zone they found 0.31 ounces of gold and 4.52 ounces of silver in a 4.9 foot wide vein.  The footwall host rock assayed at 0.22 ounces of gold and 41.29 ounces of silver.  This footwall rock area location was not specifically identified, but the result lends strength to the recommendation that in any further sampling or mapping of veins in the epithermal environment, close attention will be directed to the wall rock.

The third mine in this exploration concession is the Santa Lucia Mine in which Mr. Humberto Perla developed a 100 meter wide underground vein.  This vein is the west continuation of the Granadilla and the Año Nuevo veins located about two miles west of the SSGM property.

Nueva Esparta Exploration Concession/License (Nueva Esparta) Resolution Number 271 - 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration concession for a period of four years with a right to request an additional four year extension.  An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles.   Included in the Nueva Esparta are eight other formerly

operated gold and silver mines known as:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  Historical data reflects the following:

The Montemayor Mine has records that show that an English company commenced production of precious metals sometime about 1860.  A report prepared by Mr. Fleury in 1878 stated that the area assayed approximately 48 ounces of silver and 0.85 ounces of gold per ton.  Six underground workings were developed, but no records are available.  A United Nation’s report reflects a possible grade of twelve ounces of silver and 0.29 ounces of gold from a section of the Montemayor vein stope.  The Montañita, Tempique, Guarumo, Santa Gertrudis and El Indio vein findings support expanded exploration.  The Company has performed preliminary exploration in the Montemayor Mine area from 1995 through 1997.  Its findings from the ore samples were very positive and encouraged additional exploration.  Exploration will consist of locating workable ore within the known structures through mapping and sampling of vein outcrops and reopening, mapping and sampling of underground work.

The El Bañadero Mine is located near the Montemayor Mine.  When in production, most of the ore processed at the Montemayor mill came from this area and the quality of the precious metals appeared to have the highest values.  The veins identified in the area are the Saravia, Borbollon, Caraguito 1 to 3, Eulalio and the Miserocordia.

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

The Las Piñas Mine is located in the Canton Las Cañas and was in operation in 1935.  It was developed for a five-year, 100-ton-per-day mill and plant.  Records show that the average grade of silver was 5.10 ounces per ton and that the grade of gold averaged 0.06 ounces per ton.

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

Exploration and Exploitation Maps

Nueva
Esparta Exploration
Concession/License
(Nueva Esparta)
45 Square Kilometers
11,115 acres
May 25, 2004
La Joya Mine
Bañadero Mine
Copetillo Mine
Carrizal Mine
Montemayor Mine
Oro Mine
Las Piñas Mine
Grande Mine
La Lola Mine
Tabanco Mine
Santa Lucia Mine
Exploitation
Area
Renewed
San Sebastian Gold Mine
30 Year (May 20, 2004)
Exploitation Concession/License
(Renewed SSGM)
1.23 Square Kilometers
304 acres
Each square equals
one square kilometer
or 247 acres.
New San Sebastian Gold Mine
Exploration Concession/License
(New SSGM)
40.77 Square Kilometers
10,070 acres
February 24, 2003

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

The Company’s main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to produce gold on its SSGM site.  Dependent on the funding, the grade of ore, and the tonnage processed, it anticipates producing more than 56,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and then gradually increasing the average annual production of gold to 113,000 ounces.

The Company’s plans include placing its SCMP into production. Although it will be a low tonnage operation, the Company believes that it would be profitable since the present price of gold is over $600 an ounce.

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a curbed production operation until it receives the funds that it requires or enters into a business arrangement.  It now intends to obtain a sum of $19 million or more  to commence an open-pit, heap-leaching operation at the SSGM site.  These funds are required to install the crushing  system and plant, to purchase mining equipment, and for working capital. The Joint Venture may be able to lease this equipment.  When these funds are available, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day (expected 50,000 ounces annually).  During the second year, the production level plans are to expand production to  3,000 tons per day (the funds for this expansion could be generated from profits, with an expectation of 56,000 ounces annually).  An increase to process 4,000 tons of gold ore per day would take place during the third year with an expectation of producing 75,000 ounces annually and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year (with an expectation of producing 112,000 ounces annually); all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold ore and it is believed that a substantial amount of gold ore can be proven to continue operating at the same levels for a longer period.

The Company’s geologists have defined a body of ore consisting of 138 million tons of gold ore at a grade of 0.025 ounces of gold per ton.  This reflects a potential of 3.4 million ounces of gold (including the existing 1.5 million ounces) and about 400,000 ounces of silver from this planned open-pit, heap-leaching operation.  It would take about 64 years to process this body of gold ore at a production capacity of 6,000 tons per day.

SSGM Ownership of the Property

Misanse, a Salvadoran corporation, owns the San Sebastian Gold Mine real estate consisting of approximately 1,470 acres.  The Company owns 52% of Misanse common shares that are issued and outstanding.

Environmental Matters

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage,  use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

Since the Company has been granted the Renewed SSGM from the DHM, it is required to maintain environmental permits.  The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.  Financial security bond(s) have been submitted as required.

Environmental regulations add to the cost and time needed to bring new mines or mills into production and add to operating and closure costs for mines already in operation.  As the Company places more mines into production, the costs associated with regulatory compliance can be expected to increase.  Such costs are a normal cost of doing business in the mining industry, and may require significant capital and operating expenditures in the future.  The Company cannot accurately predict or estimate the impact of any future laws or regulations developed in El Salvador that would affect the Company’s operations.

All operations by the Company involving the exploration or the production of minerals are subject to existing laws and regulations relating to exploration and/or exploitation procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by the El Salvador governmental authorities.  The Company is required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration, exploitation or production of minerals may have upon the environment.  The requirements imposed by any such authorities may be costly, time consuming and may delay operations.  Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations.  The Company cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on its operations.

San Felipe-El Potosi Mine (“Potosi”) and its extension the El Capulin Mine (“El Capulin”)

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

Potosi Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe Potosi Cooperative (“Cooperative”) of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate for a period of 30 years, with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.  Although the Company did not receive a concession/license from the DHM, it is preserving its rights under the lease agreement.

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

Montemayor Mine (“Montemayor”)

Montemayor Location/Ownership

The Joint Venture has obtained leases for more than 175 acres of the surface rights from a number of property owners which permit the Joint Venture to enter their property for the purpose of exploring, exploiting and developing the property  and then, if feasible, to mine and extract minerals from this property.  The term of this permission is for an infinite period.  The Company believes that this leased real estate contains the “heart” of the mine.  Montemayor is located about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador.  Historical records evidence that the potential for the Montemayor to become an exploration and development silver-gold producing prospect is excellent.

San Cristobal Mill and Plant (“SCMP”) Recovery and Processing System

SCMP Location

SCMP is located near the city of El Divisadero (bordering the Pan American Highway),  and  is approximately 13 miles east of the city of San Miguel, the third largest city in the Republic of El Salvador, Central America.

SCMP Lease Agreement

Although the Joint Venture owns the mill, plant and related equipment, it does not own the land and certain buildings.

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, to lease for a period of ten years (expiring November 12, 1993), approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site.  The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States’ inflation rate.  As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States’ inflationary rate adjustments.  This lease agreement expired.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain’s review, was executed by and between Corsain and the Company.  This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax.  The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments.  The SCMP is strategically located to process ore from other mining projects.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) has a capacity of processing up to 200 tons of virgin ore per day.  The following units of operations are required:  crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.

The SCMP has been designed to process up to 500 tons of virgin ore per day.  The SCMP operations were suspended as of December 31, 1999, as the plant, equipment, and facilities have been placed on a care and maintenance status until such time as the Company has sufficient funds to complete a major overhaul in order to place it into operating condition and at a time the price of gold is stabilized to assure a profit.

SCMP Project Operating Plan

Current and Anticipated Production Schedule

Preproduction development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin ore has taken place during the past years.  Initial production from April 1, 1995 was from the SSGM tailings.  After  the SSGM tailings’ resource was exhausted, virgin gold ore was excavated from the SSGM surface (Coseguina area) and hauled to the SCMP site for processing.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine “Environmental Matters.”  The same information applies.  On March 15, 2006, the Office of the El Salvadoran Ministry of Environment and Natural Resources issued an environmental permit (Resolution 3026-003-2006) to the Company.

The Joint Venture Laboratories (Lab)

The Joint Venture has two laboratories:  one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site.  A total of 78,441 samples of exploration fire assays have been logged through March 31, 2006.  This total does not include the assays that were performed for production purposes.

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis.  The lessor is General Lumber & Supply Co., Inc. (“General Lumber”), a Wisconsin corporation.  The Company’s President, Edward L. Machulak, owns 55% of the common stock of General Lumber.  Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by relatives, his wife, and a trust formed for the benefit of his children.  In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property.  In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the last quarter ended March 31, 2006.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years.  All officers are elected at the annual meeting of the directors, which is normally held after the annual shareholders’ meeting.

Name	Age as of March 31, 2006	Executive Offices Held With Company (1)	Period Served In Office (2)
Edward L. Machulak	79	President, Chief Executive, Operating and Financial Officer Treasurer	9/14/62 to present 06/78 to present
Edward A. Machulak (Son of the President)	54	Executive Vice President Secretary Assistant Secretary	10/16/92 to present 1/12/87 to present 4/15/86 to 1/12/87
Luis A. Limay	64	Project and Mine Manager Manager of El Salvador Operations	10/86 to 1995 03/95 to present

(1)

There have never been any undisclosed arrangements or understandings between any Executive Officer and any other person pursuant to which any Executive Officer was elected as an Executive Officer.

(2)

Executive Officers are elected by the Directors for a term expiring at the Directors’ Annual Meeting and/or hold such positions until their successors have been elected and have qualified.

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors’ Executive Committee, Director-Emeritus, Executive Vice President, and Secretary, is the son of Edward L. Machulak, the Company’s Chairman of the Board of Directors who is also a Member of the Directors’ Executive Committee, and is the President and Treasurer of the Company.    Attorney John E. Machulak (son of Edward L. Machulak) of the law firm of Machulak, Robertson & Sodos, S.C. is the legal counsel for the Company.

Officers’ and Key Management’s Experience

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward L. Machulak has been employed by the Company since September 1962.  Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors’ Executive Committee.  He has been a member of the Audit Committee since February 9, 1998, the date that the Audit Committee was formed, and has been a Director-Emeritus since December 5, 1979.

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

Edward A. Machulak (son of Edward L. Machulak) is a Director and holds the following Company positions:  Director as of October 28, 1985; a member of the Directors’ Executive Committee as of March 11, 1991; Director-Emeritus since October 28, 2000; Executive Vice President as of October 16, 1992; Secretary as of January 12, 1987; and he was the Assistant Secretary from April 15, 1986 through January 12, 1987.

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

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholders’ Matters

(a)  Principal Market and Common Stock Price

Since January 21, 2005, the Company’s common shares have been trading on the Pink Sheets under the trade symbol CGCO.PK which results from its former public accounting firm certifying the Company’s financial statements for its fiscal year ended March 31, 2004 while not being registered with the Public Company Accounting Oversight Board (PCAOB) as required under Section 102 of the Sarbanes-Oxley Act of 2002.  The Company retained a new public accounting firm to meet the requirements of the PCAOB.  Reference is made to the U.S. S.E.C. Form 8-K filings of January 21, 2005 and May 6, 2005 for more information.

From May 5, 1999 until January 21, 2005, the Company’s common shares were traded on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB.  On September 30, 2005, the Company’s shares were reinstated to trade on the OTCBB.  The Company continued to be listed on the Pink Sheets under the trade symbol CGCO.PK.  Since October 21, 2005 its shares were traded on the Berlin-Bremen Stock Exchange under the trade symbol C9G.  Prior to this time, the common shares were traded since 1968 on the Over the Counter, American Stock Exchange, Boston Stock Exchange and on the Nasdaq Smallcap.

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2006 and 2005, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2006.

For the period ended	March 31, 2006		March 31, 2005
	High	Low	High	Low
First quarter ending June 30	$0.10	$0.07	$0.25	$0.14
Second quarter ending September 30	$0.11	$0.07	$0.23	$0.08
Third quarter ending December 31	$0.21	$0.05	$0.20	$0.09
Fourth quarter ending March 31	$0.24	$0.12	$0.12	$0.08

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2006, the common shares were held by approximately 3,600 shareholders; it is estimated that over  95% are United States’ residents.

As of March 31, 2006, the Company’s transfer agent and registrar certified that there were 1,603 shareholders of record.  The number of shareholders of the Company who beneficially own shares in nominee or “street name” or through similar arrangements are estimated by the Company to be approximately 1,997.

As of March 31, 2006, there were issued and outstanding: (a) 25,116,016 shares of common stock; and (b) no stock options were issued or outstanding to purchase common stock.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available.  No dividends were payable during the last fiscal year ended March 31, 2006.  The declaration of future dividends will be determined by the Board of Directors in light of the Company’s earnings, cash requirements and other relevant considerations.

(e)  Issue of Securities

During the fourth quarter ended March 31, 2006, the Company issued 111,354 of its restricted common shares to its Directors in payment for fees, 71,079 common shares in payment for its annual Officer’s compensation; and 26,342 common shares to a Director for services rendered.

Item 6.  Selected Financial Data

The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the Company included in “Item 8.  Financial Statements and Supplementary Data.”  The statement of operations and balance sheet data included in this table for each of the five years in the fiscal period ended March 31st, were derived from the audited financial statements and the accompanying notes to those financial statements.

Year Ended March 31 -------------------------------------------------------------------------------------------
	2006	2005	2004	2003	2002
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 38
Income (loss) from continuing operations	$ (162,085)	$ (229,936)	$ (237,790))	$ (232,647))	$ (303,465)
Income (loss) from continuing operations per share:
Basic and diluted	$ (.0100)	$ (.0102)	$ (.0113)	$ (.0123)	$ (.0186)
Weighted average shares - basic and diluted	23,834,988	22,581,814	21,089,812	18,907,958	16,349,170
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital*1	$ 798,753	$ 496,977	$ 504,882	$ 457,538	$ 199,573
Total assets	$39,248,698	$36,518,576	$39,419,381	$32,500,150	$31,390,671
Short-term obligations*1	$18,857,034	$16,178,620	$13,981,516	$12,329,096	$11,486,216
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity	$20,291,664	$20,339,956	$20,437,865	$20,171,054	$19,904,955

*1

Although the majority of the short-term obligations are due on demand, some of these obligations have the attributes of being long-term as most of the debt is due to most related parties who have not called for a payment except for nominal amounts of their short-term loans during the past five or more years.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results.  Such factors include, among others, the speculative nature of mineral exploration, gold and silver prices, production and reserve estimates, litigation, environmental and government regulations, general economic conditions, conditions in the financial markets, political and competitive developments in domestic and foreign areas in which the Company operates, availability of financing, force majeure events, technological and operational difficulties encountered in connection with the Company’s mining activities, labor relations, other risk factors as described from time to time in the Company’s filings with the Securities and Exchange Commission and other matters discussed under this reporting category.  Many of these factors are beyond the Company’s ability to control or predict.  The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.  Should one or more of those risks or uncertainties materialize, or should any underlying assumption prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of  the Company should be read in conjunction with the audited consolidated financial statements and the notes thereto.  The Company prepares and files its consolidated financial statements and MD&A in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following discussion provides information on the results of operations for each of the three years ended March 31, 2006, 2005 and 2004 and the financial condition, liquidity and capital resources for March 31, 2006 and 2005.  The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

The Company is in the precious metals exploration, exploitation, development, production business with mines that are located in the Republic of El Salvador, Central America.  The Company’s objective is to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by processing these reserves at an above average profit.  Substantial capital expenditures are required to find, develop and process gold ore.  The Company’s geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous and expanded exploration.

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

All of the Company’s mines are located in the Republic of El Salvador, Central America.  The Government of El Salvador (GOES) has issued three concessions.

1.

On August 30, 2004 the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) was issued by the GOES for a period of 30 years.  This gives the Company the right to extract and process its ore reserves to produce gold and silver from the San Sebastian Gold Mine site.  The Company’s geologists have determined that there are approximately 1.2 million ounces of gold/silver in the 14.4 million tons of ore and they have estimated that there are an additional 340,000 ounces of gold/silver contained in the one million tons of stope fill.

2.

On February 24, 2003, the GOES granted to the Company the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession/License.  This concession gives the right to exploration of the subsurface in this area.  In this area there are three formerly operated mines:  La Lola Mine, Santa Lucia Mine and Tabanco Mine.  Presently the Company is performing exploration work at the Tabanco and La Lola Mine area.

3.

On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration Concession/License consisting of 11,115 acres of area to explore.  This concession abuts the New SSGM Exploration Concession/License and it has eight formerly operated gold/silver mines:   the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  The Company did exploration work on the Montemayor Mine from 1995 - 1997 and it has resumed its exploration work this year.

The Company is a U.S. Wisconsin chartered corporation engaged in exploration, exploitation, development and gold and silver production with its primary asset being the San Sebastian Gold Mine (SSGM).  The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period  The Company became involved as an investor and then as a majority owner.  Gold and silver was produced from mid-1972 through the first quarter of 1978.  The suspension was caused by the El Salvador civil unrest which peace pact was entered into in December 1992 conditioned upon meeting the terms during a three-year period.  Production of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP).  The Company presently is seeking funds to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site.  Its alternative is to joint venture or to enter into a merger or other business combination.

Critical Accounting Policies and Estimates

The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K.  Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared.  Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

A critical accounting policy is one that is important to the portrayal of the Company’s financial condition and results, and requires the Company to make difficult subjective and/or complex judgments.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  The Company believes the following accounting policies are critical policies; accounting for its gold ore reserves, environmental liabilities, income taxes and asset retirement obligations.

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

Gold ore reserves include reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.  The gold ore reserves are based on estimates prepared by geology and mining consultants and are used to calculate depreciation, depletion and amortization (DD&A) and determine if any potential impairment exists related to the recorded value of the Company’s gold ore reserves.  Decline in the market price of gold may render certain reserves containing relatively lower grade of mineralization uneconomic to mine.  Changes in capital and operating costs including other factors could materially and adversely affect ore reserves.

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

Management is required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of its mining properties and equipment.  The Company reviews its estimate of the future obligation periodically and will accrue the estimated obligation based on the SFAS No. 143 “Account for Asset Retirement Obligations.”

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

The Emerging Issues Task Force (EITF) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Tangible Assets (SFAS No. 142) to business combinations within the mining industry, accounting for good will and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping.  The issues discussed also included whether mineral rights conveyed by leases represent tangible or intangible assets and the amortization of such assets.  In March 2004, the EITF  reached  a  consensus,  subject  to  ratification  by  the  FASB,  that  benefits  from  mineral deposits.  The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.deposits.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations.  This did not have an impact to the Company’s financial statements since it did not change the Company’s accounting.  The FASB also ratified the consensus of the EITF that mineral rights conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (FSP) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance.  If recharacterization of an asset results, prior period amounts in the statement of financial position are to be reclassified with any effects on amortization or depreciation prospectively applied.  The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted.  The Company does presently have the legal right to extract minerals from the Renewed SSGM granted to it by the GOES; the Company will continue to record the carrying value of the properties until it enters into production.  No such occurrence has affected the Company during this period.

The Company at least annually plans to assess its properties and undeveloped mineral claims and leases, if any, for impairment when events or changes in circumstances indicate that the properties may be impaired.  For producing properties and equipment, an impairment is recognized when the estimated future cash flows (undiscounted and without interest) expected to result in the use of the asset are less than the carrying amount of that asset.  Measurement of the impairment loss is based on discounted cash flows.  Undeveloped mineral claims and leases are measured on a fair value basis.  Fair value with respect to such mineral interest, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived  Assets, effective January 1, 2002, would generally be assessed with reference to comparable property sales transaction in the market place.  The expected values associated with potential property development are estimated using the traditional net present value analysis of revenues, costs and capital investment cash flow projections discounted at a risk-adjusted rate reflective to the time periods associated with each possible outcome.  Assumptions underlying future cash flow estimates are subject to risks and uncertainties.  Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company’s situation.  Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate.

The financial statements for the fiscal years ended March 31, 2006, 2005 and prior years reflect and include Commerce Group Corp.’s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis.  Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company’s advances included the interest earned on these advances in anticipation of the interest being reimbursed.  Now these advances are restated and combined with the Company’s Consolidated Financial Statements.  Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting.  At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2006, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged.  Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 2, for additional details.

Gold Ore Reserves (03/31/06)

The Company’s geologists have defined the following San Sebastian Gold Mine gold ore reserves:

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

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $30 million.  The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, for the retrofit and expansion of the Joint Venture’s SCMP, and for continuing and expanding its exploration programs.

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

The Joint Venture will continue its attempts to commence its production of gold from the SSGM site.  Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company’s main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine.  It intends to commence this gold-mining operation as soon as adequate funding is in place and providing the gold price remains at or above the current price level.  Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation.  The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM.  Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine, and the Bañadero Mine.

The Company produced gold at the SSGM site from 1972-1978 and the Joint Venture produced gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals.  The Company’s revenues, profitability and cash flow are greatly influenced by the price of gold.  Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company’s control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions, or for that matter, many other reasons.  The combined effect of these and other factors is difficult; perhaps impossible to predict.  Should the market price of gold fall below the Company’s production costs and remain at such level for any sustained period, the Company could experience losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets and that the price it will receive for its production is dependent upon world market conditions over which it has no control.

Results of Operation for the Fiscal Year Ended March  31, 2006 Compared to March 31, 2005

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $162,085 or $.01 cents per share.  This compares to a net loss of $229,936 or $.01 cents per share for the fiscal year ended March 31, 2005.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2006 or 2005.  Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal years ended March 31, 2006 or 2005.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

The Company recorded interest expense in the sum of $2,047,339 during this fiscal period compared to $1,691,519 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

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

Results of Operation for the Fiscal Year Ended March  31, 2005 Compared to March 31, 2004

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $229,936 or $.01 cents per share for its fiscal year ended March 31, 2005.  This compares to a net loss of $237,790 or $.01 cents per share for the fiscal year ended March 31, 2004.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2005 or 2004.  Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

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

Financing Activities, Liquidity and Capital Resources

As of December 31, 1999 and effective as of March 31, 2000, the Joint Venture suspended its SCMP operations and placed it on a stand-by care and maintenance status until such time as it would have adequate funding to repair, retrofit, overhaul and expand the mill to process its gold ore, and/or when it has funding to commence an open-pit, heap-leach operation.  After almost five years of  24-hour-per-day operation with used equipment, the SCMP requires an overhaul.  At that time the low price of gold did not provide an adequate cash reserve for these needs.

Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its capacity should be expanded.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton.  The Company’s engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation may produce 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

The Company  estimates that it will need up to U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation.  Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM.  The use of the $19,000,000 proceeds is as follows: $8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital.  The once depressed price of gold has substantially increased during the last two years.  The Company’s incredibly low common share market price is a  major deterrent in raising cash for the Company’s programs.

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production.   It will attempt to obtain sufficient funds to assist the Joint Venture in placing  the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital  and the other mining exploration requirements.  In order to continue obtaining funds to conduct the Joint Venture’s exploration, exploitation, development, expansion programs, and the production of gold from the SSGM  open-pit, heap-leaching operation, it is  necessary for the Company to obtain funds from other sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

During the past,  the Joint Venture was engaged in  exploration, exploitation and development programs designed to increase its gold ore reserves.  The prospects of expanding the gold reserves are positive.  The Company believes that the past invested funds significantly contributed to the value of the SSGM and  to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for a substantial increase of gold ore reserves.  The Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation.  However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system, to maintain the SCMP, and to continue exploration.

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

From September 1987 through March 31, 2006, the Company has advanced the sum of $55,153,966 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company’s subsidiaries have advanced the sum of $590,265, for a total of $55,744,231.  This investment includes the charge of $36,698,936 for interest expense during this period of time.  The funds invested in  the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals’ cyanide leaching mill and plant,  for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company’s electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation,  for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  At this time, the adoption of SFAS No. 154 will have no material impact on the Company’s financial reporting and disclosures.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations -- an interpretation of FASB Statement No. 143 (FIN 47).  FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.  Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability where sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective for fiscal years ending after December 15, 2005.  The adoption of these standards will have no material impact on the Company’s financial reporting and disclosures at this time.

At the March 2005 meeting, the EITF of FASB discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period.  At its March 30, 2005 meeting, the FASB ratified this consensus.  In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff’s recommendation on this issue by including a clarification that “inventory produced,” as included in the consensus, means the same as “inventory extracted.”  The consensus on this issue is effective for the first reporting period in fiscal years beginning after December 15, 2005.  The adoption of EITF Issue No. 04-6 will have no material impact on the Company’s financial reporting and disclosures.

In December 2004, the FASB issued SFAS No. 123(R) revised 2004, Share-Based Payment.  This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees.  The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees.  This Statement is effective as of the beginning of the first interim or annual period that commences after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to increase compensation expense for employees and directors and the materiality of the impact will depend on the amount of stock options which vest and are granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29.”  This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance.  This Statement is effective for fiscal years beginning after June 15, 2005.  At this time the Company believes that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows.

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

Employees

As of March 31, 2006, the Joint Venture employed between 45 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of  the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services;  and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.   Also, the Company employs up to four persons, including part-time help, in the United States.   Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 2006, the Company, and three of its subsidiaries, have advanced to the Joint Venture $55,744,231.  Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $36,698,936 through March 31, 2006.  So far, the Company furnished all of the funds required by the Joint Venture.  The cost of the interest charge has been eliminated from these financial statements.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict.  Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required.  However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects.  The decline in the Company’s common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital.  The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past.  There are no assurances that funds will be available, except at this time, there is a greater world-wide interest in the ownership of gold.  The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

Environmental Regulations

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage,  use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

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

Guarantees

The Company has provided the Government of El Salvador with the following guarantees: on March 15, 2006 a three-year guarantee was issued by Seguros del Pacifico on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM in the sum of $14,428.68.

On February 17, 2006, a three-year third party liability guarantee in the sum of $42,857.14 was issued by Seguros del Pacifico on behalf of the Company to the  Ministry of Economy’s Office of the Department of Hydrocarbons and Mines.

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

Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

When in full production, the Company’s earnings and cash flow may be significantly impacted by changes in the market price of gold.  Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies.  During the last five years, the average annual market price of gold has fluctuated between $270 per ounce and $450 per ounce.  The Company has not been engaged in any hedging contracts whatsoever.  Therefore, it had no outstanding forward gold contracts.

As of March 31, 2006, the Company’s debt payable to related parties was $13,748,871 and to others $290,779, for a total of $14,039,650.  Most of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly, secured by the Company’s assets and more fully described in the financial statements.

Foreign Currency

The Company conducts the majority of its business in the Republic of El Salvador, Central America.  Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

Cautionary Statement For Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company’s future plans, objectives or goals, including words to the effect that the Company or management expect a stated condition or result to occur.  Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties.  Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company’s mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining.  Many of these factors are beyond the Company’s ability to control or predict.  The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

And Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm

48

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2006 and 2005

49

Consolidated Statements of Operations, Years Ended March 31, 2006, 2005 and 2004

50

Consolidated Statements of Changes in Shareholders’ Equity

  Years Ended March 31, 2006, 2005 and 2004

51

Consolidated Statements of Cash Flows, Years Ended March 31, 2006, 2005 and 2004

52

Notes to Consolidated Financial Statements

55

Selected Quarterly Financial Data (Unaudited)

76

Supplementary Financial Data:

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Commerce Group Corp.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (a Wisconsin corporation) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended March 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Chislholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

May 24, 2006

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Balance Sheets--March 31

	2006	2005
ASSETS
Current assets
Cash	$ 31,303	$ 13,669
Other current assets	239,553	218,528
Accounts receivable, related	584,925	584,468
Accounts receivable	975	0
Mining supplies	39,562	39,562
Prepaid items and deposits	33,798	84,266
Total current assets	930,116	940,493

Property, plant and equipment, net	4,525,542	4,427,876
Mining resources investment	33,787,940	31,150,207
Total assets	$39,243,598	$36,518,576
LIABILITIES
Current liabilities
Accounts payable	$ 51,042	$ 213,514
Accounts payable, related	314,439	230,001
Notes and accrued interest payable to related parties	13,748,871	11,364,188
Notes and accrued interest payable to others	290,779	269,179
Accrued salaries	3,276,501	3,072,136
Accrued legal fees	411,559	332,981
Other accrued expenses - related	399,600	363,600
Other accrued expenses - other	359,143	333,021
Total liabilities	18,851,934	16,178,620

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10 & 12)

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2006-none; 2005-none	$ 0	$ 0

Common stock, $0.10 par value:
Authorized 50,000,000 shares;
Issued and outstanding:

2006-25,116,016	2,511,602
2005-23,823,734	2,382,373
Capital in excess of par value	19,376,974	19,292,410
Retained earnings (deficit)	(1,496,912)	(1,334,827)
Total shareholders' equity	20,391,664	20,339,956
Total liabilities and shareholders' equity	$39,243,598	$36,518,576

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Operations

For the Years Ended March 31

	2006	2005	2004
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative	$ 168,585	$ 229,936	$ 237,790
Total expenses	168,585	229,936	237,790

Net profit (loss) from operations	(168,585)	(229,936)	(237,790)
Other income	6,500	0	0
Net profit (loss) before income taxes	(162,085)	(229,936)	(237,790)
Income tax expense	0	0	0
Net income (loss)	(162,085)	(229,936)	(237,790)

Net income (loss) per share basic/diluted	$ (.01)	$ (.01)	$ (.01)

Weighted av. basic/diluted common shares outstanding	23,834,988	22,581,814	21,089,812

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended March 31, 2006,  2005 and 2004

Common Stock -----------------------------------------------------
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)
Balances March 31, 2003	20,407,429	2,040,743	18,997,412	(867,101)

Net loss for FY March 31, 2004				(237,790)

Common stock issued for:
Dir./off./employee/services comp.	630,862	63,086	92,014
Payment of debt	928,300	92,830	138,657
Stock options exercised for cash	230,000	23,000	6,500
Cash	485,000	48,500	63,350
Capital distribution	_________	________	(23,336)	__________
Balances March 31, 2004	22,681,591	2,268,159	19,274,597	(1,104,891)

Net loss for FY March 31, 2005				(229,936)

Common stock issued for:
Dir./off./employee/services comp.	535,786	53,578	5,649
Payment of debt	500,000	50,000	2,500
Cash	106,357	10,636	9,664	__________
Balances March 31, 2005	23,823,734	$2,382,373	$19,292,410	$(1,334,827)

Net loss for FY March 31, 2006				(162,085)

Common stock issued for:
Dir./off./employee/services comp.	590,620	59,062	40,652
Payment of debt	601,662	60,167	41,412
Cash	100,000	10,000	2,500	__________
Balances March 31, 2006	25,116,016	$2,511,602	$19,376,974	$(1,496,912)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows

For the Years Ended March 31

	2006	2005	2004
Operating activities:
Net loss	$(162,085)	$(229,936)	$(237,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	99,714	59,227	155,100
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(22,457)	24,771	(24,977)
Decrease (increase) in prepaid items and deposits	50,469	11,528	(53,893)
Increase (decrease) in accounts payable and other accrued expenses	(15,911)	5,024	58,674
Increase (decrease) in accrued salaries		40,808	(94,101)
Increase (decrease) in accrued legal fees	78,577	5,966	74
Net cash provided by (used in) operating activities	28,307	(82,612)	(196,913)

Investing activities:
Investment in mining resources and property, plant and equipment	(483,696)	(300,454)	(135,241)
Net cash used by investing activities	(483,696)	(300,454)	(135,241)

Financing activities:
Cash received on related party notes payable	358,944	346,087	193,148
Common stock issued to reduce debt	101,579
Common stock issued for cash	12,500	20,300	141,350
Net cash provided by financing activities	473,023	366,387	334,498

Net increase (decrease) in cash and cash equivalents	17,634	(16,679)	2,344
Cash - beg. of year	13,669	30,348	28,004
Cash - end of year	$ 31,303	$ 13,669	$ 30,348

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows, continued

Supplemental disclosures of cash information:

	Year Ended
	March 31, 2006		March 31, 2005
A. Cash information	Shares	Amount	Shares	Amount
1. Accrued interest capitalized		$2,047,339		$1,691,519
2. Interest expense paid in cash		-		-
3. Income taxes paid		-		-

B. Non cash investing and financing
Common stock issued for:
1. Director fees, officer compensation, employee benefits and services	590,620	$ 99,714	535,786	$ 59,227
2. Reducing related party notes payable	601,662	$ 101,579	500,000	$ 52,500

C.

Other supplemental disclosures

1.

Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $107,105 at March 31, 2006.  The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

The El Salvadoran vacation and Christmas bonus payments are due when earned while the severance pay is due and payable at such time when the employee has been discharged, retired, permanently laid off, death or when incapable of working due to permanent health/work related conditions.  The Company has sole control and jurisdiction over this account and to the best of the Company’s knowledge, there is absolutely no condition, right, or requirement by the El Salvadoran authorities to have such funds in any form of a reserve.

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at March 31, 2006.  The Directors approved the sale of these assets to the President of the Company at the Company’s cost.

2.

The accounts receivable, related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company.  These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable.  An accounting is as follows:

	Misanse	Others	Total
Accounts receivable	$584,925	$ 975	$585,900
Accounts payable	$234,118	$131,363	$365,481

On January 14, 2003, at a Misanse shareholders’ meeting held at the Company’s City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse.  The amount due to Misanse at that time was also approved, ratified and confirmed.

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $234,118 as Misanse is not consolidated with the Company’s financial records.  When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3.

Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(1)  The Company and Basis of Presentation of Financial Statements

(a)

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 (“Commerce,” the “Company” and/or “Registrant”) and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 (“Sanseb”), have formed the Commerce/Sanseb Joint Venture (“Joint Venture”) for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America.   Gold bullion, currently the Joint Venture’s principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States.  Expansion of exploration is a goal at the San Sebastian Gold Mine (“SSGM”) which is located near the city of Santa Rosa de Lima.  Currently expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions.  All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board, the Pink Sheets, and on the Berlin-Bremen Stock Exchange.

On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres), which is hereafter referred to as the “New SSGM Exploration Concession/License” or the “New SSGM.”  This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves.  Included in this area are three formerly-operated gold and silver mines:  the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.

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

As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant  (“SCMP”) operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at the current or a higher selling price.

The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production.  It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements.  In order to continue to follow its goal to conduct the Joint Venture’s exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or developing an acceptable, creative form of a business combination.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

The Company’s directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement.  The verbal and written proposals or arrangements received up to this time were not acceptable by the Company due to the terms and conditions.

The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains the current price level.  It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves.  Furthermore, it plans to explore the potential of other gold and silver mine exploration prospects in El Salvador.  Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP.  It commenced an exploration program in the New SSGM and in the Nueva Esparta.

(b)

Basis of presentation:

Management estimates and assumptions:

Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared.  Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from the Company’s estimates.

(2)  Significant Accounting Policies

Consolidated Statements

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company.  All significant intercompany balances and transactions have been eliminated.  Not included in the consolidated statements is Mineral San Sebastian, S.A. de C.V. (Misanse) as the Company does not have corporate control of Misanse because the majority of Misanse’s elected directors must be El Salvadoran shareholders.

		Charter/Joint Venture
Included in the Consolidated Statements	% Ownership	Place	Date
Homespan Realty Co., Inc. (“Homespan”)	100.0	Wisconsin	02/12/1959
Ecomm Group Inc. (“Ecomm”)	100.0	Wisconsin	06/24/1974
San Luis Estates, Inc. (“SLE”)	100.0	Colorado	11/09/1970
San Sebastian Gold Mines, Inc. (“Sanseb”)	82.5	Nevada	09/04/1968
Universal Developers, Inc. (“UDI”)	100.0	Wisconsin	09/28/1964
Commerce/Sanseb Joint Venture (“Joint Venture”)	90.0	Wisconsin & El Salvador	09/22/1987
Not included in the Consolidated Statements

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Mineral San Sebastian, S.A. de C.V. (“Misanse”)	52.0	El Salvador	05/08/1960

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Minority Interest

During the periods ended March 31, 2006 and 2005, there were no expenses in the entities wherein minority interests existed.  Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

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

March 31, 2006

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

Accounting Standards - Asset Retirement Obligations:  The Company, when the occurrence arises, plans to adopt a Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting that amount for estimated inflation and market risk contingencies to the projected settlement date of the liability.  The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service.  The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability.  The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability will be recorded as a separate operating expense in the Company’s Statement of Operations.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets an amendment of APB No. 29.”  This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance.  This Statement is effective for fiscal year beginning after June 15, 2005.  The Company, at this time, cannot determine the impact that the adoption of SFAS No. 153 may have on its financial position, net earnings, or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment.”  This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.”  The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees.  This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005.  The Company at this time cannot determine the impact that the adoption of SFAS No. 123 revised 2004 will have on its financial position, net earnings or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The adoption of SAFS No. 1545 will have no material impact on the Company’s financial reporting and disclosures.

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

Management’s estimates of gold and other metal prices, recoverable proven and probable reserves, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company’s investment in property, plant, and equipment.  Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management’s estimate of the net cash flows expected to be generated from its mining properties.

Estimates of future cash flows are subject to risks and uncertainties.  It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Additional Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends APB No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provision of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This statement also retains APB No. 30’s requirement that companies report discontinued operations separately from continuing operations.  All provisions of this statement are effective in the first quarter of 2003.  At this time, the Company believes that the impact of this standard should have no material impact on the financial statements taken as a whole.

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

Earnings  (Loss) Per Common Share

The Company has in the past years reported its “Earnings per Share” (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128).  As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net income and diluted net income per share.  Basic net income per share is computed by dividing income or loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator).  The computation of diluted net income or loss per share is similar to the computation of basic net income per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, but there were none.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

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

   Net Loss

      Shares

Per-Share

(Numerator)

(Denominator)

  Amount

For the year ended March 31, 2006:

  Basic EPS

    Net loss to common Shareholders

$

(162,085)

  23,834,988

$

(0.01)

For the year ended March 31, 2005:

  Basic EPS

    Net loss to common Shareholders

$

(229,936)

  22,581,814

 $

(0.01)

For the year ended March 31, 2004:

  Basic EPS

    Net loss to common Shareholders

$

(237,790)

  21,089,812

$

(0.01)

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all receipts and expenditures since January 1, 2001 are reported in U.S. dollars.

 Reclassifications

Certain reclassifications have been made to the March 31, 2004 and prior year amounts to conform to the March 31, 2004 year presentations. The Company changed the amounts classified as general & administrative expense from amounts previously recorded as mining resources.

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

	March 31, 2006 ---------------------------------------------------------			March 31, 2005 ----------------------------------------------------------
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Mineral Properties and Deferred Development	$33,787,940	0	$33,787,940	$31,150,207	0	$31,150,207

Property, Plant and Equipment	6,777,685	2,252,143	4,525,542	6,680,019	2,252,143	4,427,876
	$40,565,625	$2,252,143	$38,313,482	$37,830,226	$2,252,143	$35,578,083

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

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

(4) Commerce/Sanseb Joint Venture (“Joint Venture”)

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation.  The balance of Sanseb’s stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares.  Sanseb was formed in 1968 to explore, exploit, research, and develop adequate gold reserves.  Sanseb produced gold from the SSGM from 1972 through February 1978.

On September 22, 1987, the Company and Sanseb entered into a joint venture agreement to formalize their relationship with respect to the mining venture and to account for the Company’s substantial investment in  Sanseb.  Under the terms of the agreement, the Company is authorized to supervise and control all of the business affairs of the Joint Venture and has the authority to do all that is necessary to resume mining operations at the SSGM on behalf of the Joint Venture.  The net pre-tax profits of the Joint Venture will be distributed as follows:  Company 90%; and Sanseb 10%.  Since the Company owns 82 1/2% of the authorized and issued common shares of Sanseb, the Company in effect has over a 98% interest in the Joint Venture activities.

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

Investments in Joint Venture

As of March 31, 2006, the Company’s advances, including charges for interest expense to the Joint Venture, were $55,153,966 and three of the Company’s subsidiaries’ advances were $590,265 for a total of $55,744,231.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

As of March 31, 2006 and 2005, the Company, Sanseb and three of the Company’s subsidiaries have invested (including carrying costs) the following in its Joint Venture:

	2006	2005
The Company’s advances (net of gold sale proceeds) since 09/22/87	$55,153,966	$48,953,121
The Company’s initial investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the mining projects and amount due to the Company	42,304,616	38,822,252
Total:	104,474,942	94,791,733
Advances by the Company’s three subsidiaries	590,265	590,265
Combined total investment	$105,065,207	$95,381,998

Exploration Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador.  The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and  proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM.  The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves.  Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas.  On February 24,  2003, the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the “New SSGM” which area includes and encompasses the existing SSGM.  Also the Company is currently in the process of exploring two of the formerly operated gold mines in this concession.  On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the “Nueva Esparta” and includes eight formerly operated gold and silver mines.  Exploration has commenced on the Montemayor Mine, the La Joya Mine and other formerly operated mines included in this concession.

Mineral San Sebastian S.A. de C.V. (“Misanse”)

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation.  The Company owns 52% of the total of  Misanse’s issued and outstanding common shares.  The balance is owned by approximately 100 El Salvador, Central American, and United States’ citizens.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the “Renewed SSGM,” from the DHM.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Note 7).

(c)  One Exploitation and Two Exploration Mineral Concessions/Licenses issued by the Government of    El Salvador

Renewed San Sebastian Gold Mine Exploitation Concession/License under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to  simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company’s El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made.  The Company then provided a bond which was subsequently renewed for a period of three years beginning on February 17, 2006; it was required by the DHM to protect third parties against any damage caused from the mining operations; it simultaneously paid the annual surface tax. The bond was subsequently renewed.   On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

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

March 31, 2006

included in the New SSGM are being explored:  the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.

Nueva Esparta Exploration Concession/License (Nueva Esparta) under El Salvador Resolution No. 271 - approximately 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration concession for a period of four years with a right to request an additional four year extension.  An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.

El Salvador Mineral Production Fees

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploitation more attractive.  The principal change is that the fee payable to the GOES has been reduced to two percent of the gross gold and silver receipts.

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site.  The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States’ inflation rate.  As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States’ inflationary rate adjustments.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain’s review, was executed by and between Corsain and the Company.  This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax.  The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments.  The SCMP is strategically located to process ore from other nearby mining projects.

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

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

San Felipe-El Potosi Mine (“Potosi”)

Real Estate Lease Agreement

The Joint Venture entered into a lease agreement with the San Felipe-El Potosi Cooperative (“Cooperative”) of the city of Potosi, El Salvador on July 6, 1993, to lease the real estate encompassing the San Felipe-El Potosi Mine for a period of 30 years and with an option to renew the lease for an additional 25 years, for the purpose of mining and extracting minerals.

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

(5)  Synopsis of Real Estate Ownership and Leases

The Company’s 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador.  Other real estate ownership or leases in El Salvador are as follows:   the Company owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located.  In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel and it previously leased approximately 175 acres in the Department of Morazan in the Republic of El Salvador.  The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  Notes Payable and Accrued Interest

	03/31/06	03/31/05
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the Misanse lease, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)	$13,748,871	$11,364,188
Other Short-term notes and accrued interest (March 31, 2006, $155,779 and March 31, 2005, $134,179) issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.	290,779	269,179

Total:	$14,039,650	$11,633,367

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 25 years, including vacation pay, for a total of $3,172,765 and $2,994,015 at March 31, 2006 and 2005, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2006 and 2005:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $9,698,412 and $7,909,686 at March 31, 2006 and 2005, respectively.  To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,099,330 and $1,022,396 at March 31, 2006 and 2005, respectively, including accrued interest, from the Company’s President’s Rollover Individual Retirement Account (ELM RIRA).  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

On March 29, 2006, in order to reduce the Company’s debt and to provide liquidity to the ELM RIRA, the Company sold to the ELM RIRA, 600,000 of its restricted common shares at a price of $.16883 each for a total of $101,298.  The sale price of the common shares was no less favorable than the sales price negotiated with other related and unrelated third parties during this period of time.

In order to satisfy the Company’s cash requirements from time to time, the Company’s President has sold or pledged as collateral for loans, shares of the Company’s common stock owned by him.  In order to compensate its President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly.  The Company receives all of the net cash proceeds from the sale or from the pledge of these shares.  The Company did not borrow any common shares during this fiscal year.  The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2006:

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters’ office; the monthly rental charge was $2,789.  The same related company provides administrative services, use of its vehicles, and other property, as required by the Company.

In lieu of cash payments for the office space rental and for the consulting, administrative services, etc., these amounts due are added each month to this related company’s open-ended, secured, on-demand promissory note issued by the Company.

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Company or for the Joint Venture’s mining needs.

This related company has been issued an open-ended, secured, on-demand  promissory note which amounts to $2,043,648 and $1,659,754 at March 31, 2006 and 2005, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2006 and 2005:

The President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand  promissory note in the sum  of $695,071 and 591,629 at March 31, 2006 and 2005, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month.  The Company owes her as an individual and as a consultant, the sum of $399,600 and 363,600 at March 31, 2006 and 2005, respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $411,559 for 1,829.15 hours of legal services rendered from July 1980 through March 31, 2006.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.  Such adjustment was made during this fiscal period.

The son of the President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $212,410 and $180,723 at March 31, 2006 and 2005, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company’s operations are profitable.   Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors’ meeting.  The Executive Committee Director fees are $400 for each meeting.  The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company’s common shares.  The Directors and Officers of the Company exercised their option to receive a total of 182,433 common shares valued at $.16883 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2006.  In addition, during this period one Director received 26,432 of the Company’s common shares for consulting services valued at $4,463.  The Chairman/President does not receive any Director fees.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

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

Company Net Advances to the Joint Venture

	2006		2005
	Total Advances	Interest Charges	Total Advances	Interest Charges
Beginning balances	$48,953,121	$31,200,773	$44,295,125	$27,200,167
Advances this fiscal period	6,200,845	5,498,163	4,657,996	4,000,606
Total Company advances	55,153,966	36,698,936	48,953,121	31,200,773
Advances by three of the Company’s subsidiaries	590,265	0	590,265	0
Total net advances as of March 31, 2006	$55,744,231	$36,698,936	$49,543,386	$31,200,773

(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10 and 12.

(9)  Income Taxes

At March 31, 2006, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $8,297,647 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2020.

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

	March 31
Deferred Tax Assets:	2006	2005
Net Operating Loss Carry-forwards	$ 2,821,200	$ 2,175,000
Valuation Allowance for Deferred Tax Assets	(2,821,200)	(2,175,000)
Net Deferred Tax Assets:	$ 0	$ 0

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

The components of current income tax expense as of March 31, 2006, 2005 and 2004 respectively are as follows:

As of March 31
	2006	2005	2004
Current federal tax expense	$ 0	$ 0	$ 0
Current state tax expense	$ 0	$ 0	$ 0
Change in NOL benefits	$ (646,200)*	$ (78,000)	$ (80,800)
Change in valuation allowance	$ 0	$ 0	$ 0
Income tax expense	$ 0	$ 0	$ 0

*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years and $55,000 for the fiscal year.

(10)  Description of Securities

a.  Common Stock

The Company’s Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 25,116,016 shares were issued and outstanding as of March 31, 2006.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore.  In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2006 or 2005.

The Company’s Wisconsin Certificate of Incorporation authorizes the issuance of 250,000 shares of preferred stock, $0.10 par value.

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

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

c.  Stock option activity:

	03/31/06 ----------------------------		03/31/05 ----------------------------		03/31/04 -----------------------------
	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price
Outstanding, beg. yr.	0	N/A	210,000	$0.23	960,000	$0.21
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	(500,000)	N/A
Forfeited	0	N/A	0	N/A	(60,000)	N/A
Expired	0	N/A	(210,000)	N/A	(190,000)	N/A
Outstanding, end of yr.	0	N/A	0	$0.00	210,000	$0.23

There were no stock options issued or outstanding as of March 31, 2006 or 2005.

d.  Stock Rights - To The President

Reference is made to Note 7, Related Party Transactions, of the Company’s financial statements which disclose the terms and conditions of the share loans to the Company by the President and the interest which is payable to him by the Company’s issuance of its restricted common shares.

Any share interest payable to the President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company’s common shares were made from time to time under the provision that the owners would sell said shares as the Company’s designee, with the proceeds payable to the Company.  In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.  As of March 31, 2006, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. Form S-8 Registration

On June 10, 2002, the Company filed its fifth Securities and Exchange Commission Form S-8 Registration Statement No. 333-90122 under the Securities Act of 1933, and it registered 1,500,000 of the Company’s $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  From the 1,500,000 shares registered all of the 1,500,000 shares were issued, and no shares remain to be issued as of March 31, 2006.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees.  As of April 1, 2005, 382,000 common shares remained in the account.  During this fiscal period 271,755 shares were issued and 107,100 shares were sold, leaving a balance of 546,655 common shares as of March 31, 2006.

(11)  Litigation

There is no pending litigation.

(12)  Certain Concentrations and Concentrations of Credit Risk

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels.  One is insured by the Federal Deposit Insurance Corporation.  The other is an El Salvadoran banking institution which the Company uses to pay its El Salvadoran obligations.  The Company considers the U.S. institution to be financially strong and does not consider the underlying risk at this time with its El Salvadoran bank to be significant.  To date, these concentrations of credit risk have not had a significant effect on the Company’s financial position or results of operations.

The Company is not subject to credit risk in connection with any hedging activities as it has never hedged any of its gold production.  If the Company changes its policies, then it will only use highly-rated credit worthy counterparties, therefore it should not anticipate non-performance.

When in production the Company sold its gold and silver to one customer.  Given the marketability and liquidity of the precious metals being sold and because of the large pool of qualified buyers for gold and silver the Company believes that the loss of its customers could be quickly replaced without any adverse affect.

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

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Environmental Guarantees

In connection with the issuance of environmental permits, the Company has provided the Government of El Salvador with the following guarantees on March 15, 2006:  three-year guarantees expiring on March 15,  2009 were issued by Seguros del Pacifico, S.A.. on behalf of the Company to the Ministry of Environment and Natural Resources for the San Cristobal Mill and Plant and for the Renewed SSGM Exploitation Concession/License.

In connection with the Renewed SSGM Exploitation Concession/License, on February 17, 2006, a three-year, third-party liability guarantee (bond) expiring on February 17, 2009 in the sum of $42,857.14 was issued by Seguros del Pacifico, S.A. on behalf of the Company as required to the Ministry of Economy’s Office of the Department of Hydrocarbons and Mines.

The El Salvadoran Environmental Law, Decree No. 233, 1998 and the General Regulation of the Environmental Law specify the following:

*

An environmental permit from the Ministry of Environment and Natural Resources (MARN) based on the approval of an Environmental Impact Assessment, is required for exploitation and industrial processing of minerals and fossil fuels;

*

The environmental permit requires the Company to implement prevention, minimization or compensation measures established in the environmental management program, which is a component of the Environmental Impact Assessment;

*

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

Lease Commitments

The month-to-month lease of its offices is described in note (7) Related Party Transactions of the Notes to the Consolidated Financial Statements.  The lease of the SCMP and other mining leases are described in note (4) Commerce/Sanseb Joint Venture (“Joint Venture”) and in note (5) Synopsis of Real Estate Ownership and Leases of the Notes to the Consolidated Financial Statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Confirmation Agreements

The Company, with Directors’ approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak as an individual, and not as a Director or Officer of the Company, the Edward L. Machulak Rollover Individual Retirement Account, General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties as of the fiscal year end.  These agreements are filed annually as exhibits to the SEC Form 10-K.

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

The Company has adopted a policy to maintain a separate accounting of the amount due to it from Sanseb and the Joint Venture.  This independent accounting will be maintained by the Company to reflect its investment and the amount due to it.  This record will become the official document for future Joint Venture cash distributions.  All of the advances and interest earned will be paid to the Company before the distribution to others of any of the Joint Venture’s profits or cash flow.

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

Company Net Advances to the Joint Venture

	Total Advances	Interest Charges
Beginning balance	$48,953,121	$31,200,773
Advances during fiscal year ended March 31, 2006	6,200,845	5,498,163
Total Company’s net advances	55,153,966	36,698,936
Advances by three of the Company’s subsidiaries	590,265	0
Total net advances as of March 31, 2006	$55,744,231	$36,698,936

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

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

The Company presently has two reportable segments:  mining and other.  The mining segment was engaged in the exploitation and exploration of precious metals.  The mining processing is temporarily suspended.  The other segments are those activities that are combined for reporting purposes.

	Mining *1 El Salvador, Central America	Corporate Headquarters
Year ended March 31, 2006
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(162,085)
Total assets	38,975,812	267,785
Capital expenditures	2,735,399	0

Year ended March 31, 2005
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(229,936)
Total assets	36,286,379	232,197
Capital expenditures	2,152,172	0

Year ended March 31, 2004
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(237,790)
Total assets	34,169,935	249,446
Capital expenditures	1,861,353	0

*1

Its major customer for the refining and purchase of gold is a refinery located in the United States.  The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(15) Quarterly Financial Data (Unaudited)

The following is a tabulation of unaudited quarterly operating results for 2006 and 2005:

Fiscal year ended 3/31/06	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 6/30/05	0	$ (40,966)	$0
Second quarter 9/30/05	0	(41,846)	0
Third quarter 12/31/05	0	(35,027)	0
Fourth quarter 3/31/06	0	(44,246)	0
	$0	$(162,085)	$0

Fiscal year ended 3/31/05	Operating Revenues	Net (Loss)	Income/(Loss)

First quarter 6/30/04	$0	$ (50,586)	$0
Second quarter 9/30/04	0	(59,783)	0
Third quarter 12/31/04	0	(50,586)	0
Fourth quarter 3/31/05	0	(68,981)	0
	$0	$(229,936)	$0

(16)  Uncertainties

The Company has experienced recurring operating losses since the gold production operations have been placed on a hold status. The Company has had no  revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its concession rights.   However, there is no guarantee that the Company can continue to provide required capital and to keep the Company’s assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes it has sufficient availability of funds through loans and other business arrangements from its principal officer, its directors, through accredited investors, and other sources to continue its operations for the coming year. Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine and to resume its production facilities at its San Cristobal Mill and Plant.  The substantial increase in the price of gold--the highest in 25 years--has expanded investors’ interest.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is not an accelerated filer and therefore is not required to provide a report of management on its internal controls over financial reporting.  However, the Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls.  The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company’s financial reporting, the effectiveness and efficiency of the Company’s operations and the Company’s compliance with applicable laws and regulations.  There have been no changes in the Company’s internal controls or in other factors during the fiscal year that could significantly affect the Company’s internal control over financial reporting.

Item 9(b).  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” included in the Company’s definitive proxy statement for the 2006 Annual Meeting to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers and managers is contained in Part I of this report under “Item 4(a).  Executive Officers and Managers of the Company.”

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Item 11.  Executive Compensation

The information called for by Item 11 is incorporated by reference from information under the caption “Executive Compensation” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by  Item 12 is incorporated by reference from information under the captions “Security Ownership of Directors and Management” and “Principal Shareholders” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 14.  Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Fees to Independent Accountants” to be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:

(1)

Financial Statements (included in Item 8 of this Report)

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets - March 31, 2006 and 2005

•

Consolidated Statements of Operations - Years Ended March 31, 2006, 2005 and 2004

•

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended March 31, 2006, 2005 and 2004

•

Consolidated Statements of Cash Flows - Years Ended March 31, 2006, 2005 and 2004

•

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules:  All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)

Schedule IV (1) Indebtedness of Related Parties

(4)

Schedule IV (2) Indebtedness to Related Parties

(5)

Reports on Form 8-K - none.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(6)

Exhibits:

The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K.  All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.(i) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)
3.2*	Amended By-laws of the Company dated May 10, 2004.
3.3

The Articles of Amendment of the Wisconsin corporation increasing the authorized shares to 50,000,000 common shares.  (Incorporated by reference to Exhibit 3.(iii) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)

3.4

The Articles of Merger from a Delaware corporation to a Wisconsin corporation effective April 1, 1999 at 12:01 a.m. (Central Time).  (Incorporated by reference to Exhibit 2.(i) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)

3.5

A Certificate of Merger filed with the Office of the Secretary of State of Delaware merging into a Wisconsin corporation.  (Incorporated by reference to Exhibit 2.(ii) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)

4	Instruments defining the rights of security holders, including indentures.
9	Voting Trust Agreement--not applicable.
10	Material contracts.
10.1	Bonus compensation, Edward L. Machulak, February 16, 1987. (Incorporated by reference to Exhibit 7 of the Company’s Form 10-K for the year ended March 31, 1987.)

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

10.2	Loan Agreement and Promissory Note, Edward L. Machulak, June 20, 1988. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended March 31, 1993.)

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Exhibit Number	Description of Exhibit

10.3	Loan Agreement and Promissory Note, Edward L. Machulak, October 14, 1988. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.4	Loan Agreement and Promissory Note, Edward L. Machulak, May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.5	Loan Agreement and Promissory Note, Edward L. Machulak, April 1, 1990. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.6	Letter Agreement, Edward L. Machulak, October 10, 1989. (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.7	Loan Agreement and Promissory Note dated January 19, 1994. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended March 31, 1995.)
10.8

John E. Machulak and Susan R. Robertson, Loan Agreement and Promissory Note dated June 3, 1994.  (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended March 31, 1995.)

10.9	Lillian M. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated June 26, 1997. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended March 31, 1998.)
10.10	Robert C. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated June 26, 1997. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended March 31, 1998.)

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

10.11

Robert C. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated January 20, 1998. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended March 31, 1998.)

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Exhibit Number	Description of Exhibit

10.12

John E. Machulak and Susan R. Robertson, Loan Agreement and Open Ended On Demand Promissory Note dated March 6, 1998. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the year ended March 31, 1998.)

10.13	Lillian M. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated May 21, 1998. (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended March 31, 1998.)
10.14

Edward A. Machulak, Loan Agreement and Open Ended On Demand Promissory Note dated March 6, 1998. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended March 31, 1999.)

10.15

Three-year lease agreement by and between the Company and Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on April 26, 2004, retroactive to November 13, 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the year ended March 31, 2004.)

10.16

Renewed January 14, 2003 thirty (30) year lease agreement by and between the Company and Mineral San Sebastian S.A. de C.V. (Misanse) covering the 1,470-acre San Sebastian Gold Mine real estate.  (Incorporated by reference to Exhibit 3 of Exhibit B of Exhibit 99.3 of the Company’s Form 10-K for the year ended March 31, 2003.)

10.17*

Exploitation concession/license issued by the Government of El Salvador to the Company for a period of 30 years under Agreement Number 591 dated May 20, 2004.  This concession/license permits the Company to develop, extract and sell precious metals from a 304-acre site and is identified as the Renewed San Sebastian Gold Mine (Renewed SSGM).

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Exhibit Number	Description of Exhibit

10.18

Exploration concession/license issued by the Government of El Salvador to the Company for a period of four years with a four-year renewable extension under Resolution Number 27 dated February 24, 2003.  This concession/license permits the Company to explore an area of 10,070 acres for precious metals and is identified as the New San Sebastian Gold Mine Exploration Concession/License (New SSGM).  (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-Q for the period ended September 30, 2003.

10.19*

Exploration concession/license issued by the Government of El Salvador to the Company for a period of four years with a four-year renewable extension under Resolution Number 271 dated May 25, 2004.  This concession/license permits the Company to explore an area of 11,115 acres for precious metals and is identified as the Nueva Esparta Exploration Concession/License (Nueva Esparta).

11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Secretary pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Executive Vice President and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

Exhibit Number	Description of Exhibit

99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., May 8, 2006.
99.2*	Confirmation Agreement, Edward L. Machulak, May 8, 2006.
99.3*	Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, May 8, 2006.
99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 8, 2006.
99.5	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.6	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
99.7

Subsequent Event:

S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933, as amended and declared effective June 7, 2006, registering three million of its common shares, ten cents par value.  (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 7, 2006.)

99.7(a)*

Consent of Independent Registered Public Accounting Firm to incorporate by reference in the S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933 as amended and declared effective June 7, 2006, the Independent Registered Public Accounting Firm’s report dated May 24, 2006 relating to the financial statements of the Company for the years ended March 31, 2006 and 2005.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

COMMERCE GROUP CORP.

FORM 10-K - MARCH 31, 2006

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2006.

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

Member of Audit Committee

Director-Emeritus, President, Treasurer,

Chief Executive, Operating and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf  of the Company and in the capacities and on the dates indicated:

Name	Office	Date

/s/ Edward L. Machulak Edward L. Machulak	Chairman of the Board of Directors, Member of Executive Committee, Member of Audit Committee, Director-Emeritus, President, Treasurer, Chief Executive, Operating and Financial Officer	May 31, 2006

/s/ Edward A. Machulak Edward A. Machulak	Director, Member of Executive Committee, Director-Emeritus, Executive Vice President and Secretary	May 31, 2006

/s/ Sidney Sodos Sidney Sodos	Director	May 31, 2006

/s/ John H. Curry John H. Curry	Director and Member of Audit Committee	May 31, 2006

COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

SCHEDULE IV (1)

INDEBTEDNESS OF RELATED PARTIES - NON CURRENT

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

Commerce/Sanseb Joint Venture (Joint Venture)

Name of Person (1)	Balance at Beginning of Period (3)	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period (3)

Year ended March 31, 2006 Joint Venture	$49,543,386	$5,610,580	$0	$55,153,966

Year ended March 31, 2005 Joint Venture	$44,885,390	$4,657,996	$0	$49,543,386

Year ended March 31, 2004 Joint Venture	$40,771,280	$4,114,110	$0	$44,885,390

(1)

Commerce Group Corp. (90% ownership) and San Sebastian Gold Mines, Inc. (10% ownership), Joint Venture (“Joint Venture”); includes the advances from three of the Company’s subsidiaries.

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

(3)

Beginning with September 30, 1987, the total indebtedness includes the advances of $590,265 from three of the Company’s subsidiaries.

San Sebastian Gold Mines, Inc. (SSGM)

Name of Person (1)	Balance at Beginning of Period	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period

Year ended March 31, 2006 SSGM	$38,822,252	$3,482,364	$0	$42,304,616

Year ended March 31, 2005 SSGM	$36,340,906	$2,481,346	$0	$38,822,252

Year ended March 31, 2004 SSGM	$34,160,023	$2,180,883	$0	$36,340,906

(1)

San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2)

The advances to SSGM primarily consist of the interest due to the Company on SSGM’s outstanding indebtedness.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

This Page Left Blank Intentionally.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IV(2)

INDEBTEDNESS TO RELATED PARTIES

CURRENT YEARS ENDED MARCH 31, 2006, 2005, AND 2004

Identity of Debtor	Balance at Beginning of Period	Net Additions (Deletions) to Indebtedness (1)	Balance at End of Period

Year ended March 31, 2006
President of the Company	$7,909,686(a)	$1,788,727(a)	$ 9,698,413(a)
President’s RIRA	1,022,396(b)	76,934(b)	1,099,330(b)
President’s Affiliated Company	1,659,755(c)	383,893(c)	2,043,648(c)
President’s Wife’s RIRA	591,628(d)	103,443(d)	695,071(d)
Others	180,723(d)	31,686(d)	212,409(d)
Total, notes payable	$11,364,188	$2,384,683	$13,748,871

President’s Accrued Salary	$2,994,015(e)	$ 178,750(e)	$ 3,172,765(e)

President’s Wife’s Consulting Fees	$ 363,600(f)	$ 36,000(f)	$ 399,600(f)

Legal fees (President’s son is a principal)	$ 332,981(g)	$ 78,577(g)	$ 411,558(g)

Year ended March 31, 2005
President of the Company	$ 6,565,817	$1,343,869(a)	$ 7,909,686(a)
President’s RIRA	915,066	107,330(b)	1,022,396(b)
President’s Affiliated Company	1,262,390	397,365(c)	1,659,755(c)
President’s Wife’s RIRA	503,581	88,047(d)	591,628(d)
President’s Son/Daughter-in-Law	153,828	26,895(d)	180,723(d)
Total, notes payable	$ 9,400,682	$1,963,506	$11,364,188

President’s Accrued Salary	$ 2,815,265	$ 178,750(e)	$ 2,994,015(e)

President’s Wife’s Consulting Fees	$ 327,600	$ 36,000(f)	$ 363,600(f)

Legal fees (President’s son is a principal)	$ 327,015	$ 5,966(g)	$ 332,981(g)

Year ended March 31, 2004
President of the Company	$ 5,521,516	$1,044,301(a)	$ 6,565,817
President’s RIRA	824,866	90,200(b)	915,066
President’s Affiliated Company	1,120,442	141,948(c)	1,262,390
President’s Wife’s RIRA	429,391	74,190(d)	503,581
President’s Son/Daughter-in-Law	131,165	22,663(d)	153,828
Total, notes payable	$ 8,027,380	$1,373,302	$ 9,400,682

President’s Accrued Salary	$ 2,636,515	$ 178,750(e)	$2,815,265

President’s Wife’s Consulting Fees	$ 291,600	$ 36,000(f)	$ 327,600

Legal fees (President’s son is a principal)	$ 326,941	$ 74(g)	$ 327,015

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2006

(1)(a)(b)

The net additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

The President’s RIRA on March 29, 2005 purchased 600,000 of the Company’s restricted common shares, par value $.10, at a price of $.16883 each, for a total of $101,298.  Payment for this purchase was made by reducing the amount of Company debt due to the RIRA.

(1)(c)

The President owns 55% of an Affiliated Company’s common shares.  The additions to the open-ended, secured, on-demand promissory note issued to an Affiliated Company result from cash advances, accrued interest, accrued office rent, vehicle rental and other expenses incurred on behalf of the Company.

(1)(d)

The additions resulted from accrued interest earned during the fiscal year.

(1)(e)

The President’s salary of $165,000 was accrued for the entire fiscal year.  In addition, the Directors, pursuant to a resolution, compensated the President in the sum of  $13,750 for one month’s vacation pay.

(1)(f)

Twelve months of consulting fees at $3,000 per month for a total of $36,000.

(1)(g)

The addition of the amounts due to the Law Firm results for legal services rendered during this period.  An adjustment was made due to an increase in the Law Firm’s hourly rate to $225 x 1,829.15 hours through March 31, 2006.