Form 10-Q
period 2006-06-30
COMMERCE GROUP CORP /WI/
filed 2006-08-11
CIK 109757

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2006

                                   or

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
(State or other jurisdiction            (I.R.S. Employer Identification
of incorporation or organization)        Number)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,714,016 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 2006.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

                FOR THE FIRST QUARTER ENDED JUNE 30, 2006

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2006.

         Consolidated Balance Sheets                                   4
         Consolidated Statements of Operations                         5
         Consolidated Statements of Changes in Shareholders' Equity    6
         Consolidated Statements of Cash Flows                         7
         Notes to the Unaudited Consolidated Financial Statements     10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                32
Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                            44
Item 4.  Controls and Procedures                                      45


                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            47
Item 2.  Changes in Securities                                        47
Item 3.  Default Upon Senior Securities                               47
Item 4.  Submission of Matters to a Vote of Security Holders          47
Item 5.  Other Information                                            47
Item 6.  Exhibits and Reports on Form 8-K                             47

SIGNATURES:
         Registrant's Signature Page                                  48
         Certification of Chief Executive Officer (Section 302)       49
         Certification of Executive Vice President (Section 302)      50
         Certification of Chief Executive Officer (Section 906)       51
         Certification of Executive Vice President (Section 906)      52

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The matters discussed in this quarterly report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED BALANCE SHEETS


                                                 06/30/06
                                                (Unaudited)      03/31/06
                                                -----------      --------
                                 ASSETS
                                 ------
Current assets
 Cash                                          $    57,654    $    31,303
 Other current assets                              224,553        239,553
 Accounts receivable, related                      584,925        584,925
 Accounts receivable                                     0            975
 Mining supplies                                    39,562         39,562
 Prepaid items and deposits                         35,033         33,798
                                               -----------    -----------
  Total current assets                             941,727        930,116

Property, plant and equipment, net               4,528,435      4,525,542
Mining resources investment                     34,472,067     33,787,940
                                               -----------    -----------
 Total assets                                  $39,942,229    $39,243,598
                                               ===========    ===========
                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                              $    18,875    $    51,042
 Accounts payable, related                         317,635        314,439
 Notes and accrued interest
  payable to related parties                    14,319,368     13,748,871
 Notes and accrued interest
  payable to others                                296,164        290,779
 Accrued salaries                                3,321,251      3,276,501
 Accrued legal fees                                412,403        411,559
 Other accrued expenses - related                  408,600        399,600
 Other accrued expenses - other                    372,468        359,143
                                               -----------    -----------
  Total liabilities                             19,466,764     18,851,934

Commitments and contingencies
 (notes 2, 4, 5, 6, 7, 8, 10 & 12)

                           SHAREHOLDERS' EQUITY
                           --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 Y/E 2007-none; Y/E 2006-none                  $         0    $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 Y/E 2007-25,714,016                             2,571,402
 Y/E 2006-25,116,016                                            2,511,602
Capital in excess of par value                  19,441,554     19,376,974
Retained earnings (deficit)                     (1,537,491)    (1,496,912)
                                               -----------    -----------
 Total shareholders' equity                     20,475,465     20,391,664
                                               -----------    -----------
 Total liabilities and shareholders'
  equity                                       $39,942,229    $39,243,598
                                               ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                    4

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)


                                                   2006          2005
                                                   ----          ----
Revenues:                                   $         0   $         0
                                            -----------   -----------
Expenses:
 General and administrative                      40,579        40,966
                                            ------------  ------------
  Total expenses                                 40,579        40,966

Net profit (loss)                           $   (40,579)  $   (40,966)
 Credit (charges) for income taxes                    0             0
Net income (loss) after income              ------------  ------------
 tax credit (charge)                        $   (40,579)     $(40,966)
                                            ============  ============
Net income (loss) per share basic/diluted   $         0   $         0
                                            -----------   -----------
Weighted av. basic/diluted
common shares outstanding                    25,426,543    23,823,734
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE FIRST QUARTER JUNE 30, 2006


                                        Common Stock
                    -----------------------------------------------------


                                                 Capital in    Retained
                         Number of               Excess of     Earnings
                           Shares    Par Value   Par Value     (Deficit)
                         ----------  ----------  -----------  ------------
Balances March 31, 2004  22,681,591  $2,268,159  $19,274,597  $(1,104,891)

Net loss for
 FY March 31, 2005                                               (229,936)

Common stock issued for:
 Dir./off./employee/
  services comp.            535,786      53,578        5,649
 Payment of debt            500,000      50,000        2,500
 Cash                       106,357      10,636        9,664
                         ----------  ----------  -----------  ------------
Balances March 31, 2005  23,823,734  $2,382,373  $19,292,410  $(1,334,827)

Net loss for
 FY March 31, 2006                                               (162,085)

Common stock issued for:
 Dir./off./employee/
  services comp.            590,620      59,062       40,652
 Payment of debt            601,662      60,167       41,412
 Cash                       100,000      10,000        2,500
                         ----------  ----------  -----------  ------------
Balances March 31, 2006  25,116,016  $2,511,602  $19,376,974  $(1,496,912)

Net loss for
 three months ended
 June 30, 2006                                                    (40,579)

Common stock issued
 for cash                   598,000      59,800       64,580
                         ----------  ----------  -----------  ------------

                         25,714,016  $2,571,402  $19,441,554  $(1,537,491)
                         ==========  ==========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                  2006            2005
OPERATING ACTIVITIES:                             ----            ----
 Net loss                                    $ (40,579)      $ (40,966)
 Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           15,975               0
 Decrease (increase) in prepaid
  items and deposits                            (1,236)         (1,885)
 Increase (decrease) in accounts
  payable and other accrued expenses            (6,647)         11,981
 Increase (decrease) in accrued salaries                         5,151
 Increase (decrease) in accrued legal fees         844           3,709
                                             ----------      ----------
 Net cash provided by (used in)
  operating activities                         (31,643)        (22,010)

INVESTING ACTIVITIES:
 Investment in mining resources
  and property, plant and equipment            (73,486)       (102,962)
                                             ----------      ----------
  Net cash used by investing activities        (73,486)       (102,962)

FINANCING ACTIVITIES:
 Notes payable                                   7,100         149,062
 Common stock issued for cash                  124,380               0
                                             ---------       ---------
Net cash provided by financing activities      131,480         149,062

Net increase (decrease) in cash
 and cash equivalents                           26,351          24,090
Cash - beg. of year                             31,303          13,669
Cash - end of this period 6/30/06            ---------       ---------
 and 6/30/05                                 $  57,654       $  37,759
                                             =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosures of cash information:
---------------------------------------------

                                                Year Ended
                                      June 30, 2006      June 30, 2005
                                      -------------      -------------
A. Cash information                 Shares     Amount  Shares    Amount
                                    ------     ------  ------    ------
   1. Accrued interest capitalized     -      $568,783    -     $474,074
   2. Interest expense paid in cash    -          -       -         -
   3. Income taxes paid                -          -       -         -
   4. Restricted common stock
       sold for cash                598,000   $124,380    -         -

B. Non cash investing and financing
   Common stock issued for:
   1. Director fees, officer
      compensation, employee
       benefits and services           -          -    22,500   $  4,500
   2. Reducing related party
       notes payable                   -          -      -          -

C. Other supplemental disclosures

   1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $92,105 at June 30, 2006. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

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

      Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at June 30, 2006. The Directors approved the sale of these assets to the President of the Company at the Company's cost.

   2. The accounts receivable, related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:


                             Misanse    Others       Total
                            --------    -------    --------
      Accounts receivable   $584,925               $584,925
      Accounts payable      $235,147    $82,488    $317,635

      On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

      The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $235,147 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

   3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2006

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the
     Republic of El Salvador, Central America.   Gold bullion, currently
     the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima. Currently expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange (C9G).

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received up to this time were not acceptable by the Company primarily due to the terms and conditions.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED STATEMENTS

The Joint Venture and the following subsidiaries are all majority-owned by the Company and are included in the consolidated financial statements of the Company. All significant intercompany balances and transactions have been eliminated. Not included in the consolidated statements is Mineral San Sebastian, S.A. de C.V. (Misanse) as the Company does not have corporate control of Misanse because the majority of Misanse's elected directors must be El Salvadoran shareholders.


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

MINORITY INTEREST

During the first quarter periods ended June 30, 2006 and 2005, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

IMPAIRMENTS

The Company evaluates the carrying value of its properties and equipment when events or changes in circumstances indicate that the properties or equipment may be impaired and then at that time it plans to apply the provisions of Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Estimated future net cash flows, on an undiscounted basis, from each property are calculated using estimated recoverable ounces of gold considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves. The inclusion of mineral resources is based on various circumstances, including but not limited to, the existence and nature of known mineralization, location of the property, results of drilling; and analysis to demonstrate the ore is commercially recoverable, estimated future gold price realization considering historical and current prices, price trends and related factors; and operating, capital and site restoration costs. Reduction in the carrying value of property, plant and equipment, with a corresponding charge to income, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


discounted liability will be recorded as a separate operating expense in the Company's Statement of Operations.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB No. 29." This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal year beginning after June 15, 2005. The Company, at this time cannot determine the impact that the adoption of SFAS No. 153 may have on its financial position, net earnings, or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company at this time states that the adoption of SFAS No. 123 revised 2004 will have no impact on its financial position, net earnings or cash flows as there are no options issued.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SAFS No. 1545 should have no material impact on the Company's financial reporting and disclosures.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

Estimates of future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

ADDITIONAL ACCOUNTING STANDARDS

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


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



                                           Net Loss        Shares    Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  -------------  ------
For the year ended June 30, 2006:
 Basic EPS
Net loss to common Shareholders            $(40,579)    25,426,543   $(0.00)
                                           =========    ==========   =======
For the year ended June 30, 2005
 Basic EPS
Net loss to common Shareholders            $(40,966)    23,823,734   $(0.00)
                                           =========    ==========   =======

FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

RECLASSIFCATIONS

CERTAIN RECLASSIFICATIONS HAVE BEEN MADE TO THE MARCH 31, 2004 AND PRIOR YEAR AMOUNTS TO CONFORM TO THE MARCH 31, 2004 YEAR PRESENTATIONS. THE COMPANY CHANGED THE AMOUNTS CLASSIFIED AS GENERAL & ADMINISTRATIVE EXPENSE FROM AMOUNTS PREVIOUSLY RECORDED AS MINING RESOURCES.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                June 30, 2006                          June 30, 2005
        ------------------------------         -----------------------------
                 Accumulated                            Accumulated
        Cost     Depreciation      Net         Cost     Depreciation     Net
        ----     ------------      ---         ----     ------------     ---

Mineral
Proper-
ties
and
Deferred
Develop-
ment $34,472,067  $         0  $34,472,067  $31,765,903  $        0  $31,765,903
Plant
and
Equip-
ment   6,780,578    2,252,143    4,528,435    6,683,457   2,252,143    4,431,314
     -----------  -----------  -----------  -----------  ----------  -----------
     $41,252,645  $ 2,252,143  $39,000,502  $38,449,360  $2,252,143  $36,197,217
     ===========  ===========  ===========  ===========  ==========  ===========


Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded during the following fiscal years. The Company is maintaining the property and equipment and will begin to depreciate them once operations commence again. Reference is made to Property, Plant and Equipment in note (2) Significant Accounting Policies

(4) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. The balance of Sanseb's stock is held by approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares. Sanseb was formed in 1968 to explore, exploit, research, develop adequate gold reserves and to produce gold. Sanseb produced gold from the SSGM from 1972 through February 1978.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


INVESTMENTS IN JOINT VENTURE

As of June 30, 2006, the Company's advances, including charges for interest expense to the Joint Venture, were $56,971,037 and three of the Company's subsidiaries' advances were $590,265 for a total of $57,561,302.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2006 and 2005, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                 2006           2005
                                                 ----           ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87              $ 56,971,037    $50,312,955
The Company's initial investment
 in the Joint Venture                          3,508,180      3,508,180
Sanseb's investment in the Joint Venture       3,508,180      3,508,180
Sanseb's investment in the mining projects
and amount due to the Company                 43,350,155     39,585,295
                                            ------------    -----------
Total:                                       107,337,552     96,914,610
Advances by the Company's three
 subsidiaries                                    590,265        590,265
                                            ------------    -----------
Combined total investment                   $107,927,817    $97,504,875
                                            ============    ===========


EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the minable gold ore reserves. Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Also the Company is currently in the process of exploring two of the formerly operated gold mines in this concession. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the "Nueva Esparta" and includes eight formerly operated gold/silver mines. Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine and other formerly operated mines included in this concession.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador
are as follows:   the Company owns approximately 63 acres at the Modesto
Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture has entered into a lease agreement to lease approximately 675 acres based on the production of gold payable in the form of royalties with a mining prospect in the Department of San Miguel in the Republic of El Salvador. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------


                                                    06/30/06     03/31/06
                                                    --------     --------
Related Parties
Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)            $14,319,368  $13,748,871

Other
Short-term notes and accrued interest (June 30, 2006, $161,164 and March 31, 2006, $155,779)
issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.


                                                     296,164      290,779
                                                 -----------  -----------
                                   Total:        $14,615,532  $14,039,650
                                                 ===========  ===========


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 25 and 1/4 years, including vacation pay, for a total of $3,214,015 and $3,035,265 at June 30, 2006 and 2005, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2006 and 2005:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $10,063,431 and $8,350,871 at June 30, 2006 and 2005, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,144,394 and $1,064,306 at June 30, 2006 and 2005, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM
RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2006:

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

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Company or for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,140,427 and $1,762,750 at June 30, 2006 and 2005, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2006 and 2005:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $750,000 and $615,881 at June 30, 2006 and 2005, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $408,600 and $372,600 at June 30, 2006 and 2005, respectively, for services rendered from October 1994.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $412,403 for 1,829.15 hours of legal services rendered from July 1980 through June 30, 2006. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm. Such adjustment was made during this fiscal period.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $221,116 and $188,131 at June 30, 2006 and 2005, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 182,433 common shares valued at $.16883 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2006. In addition, during this period one Director received 26,432 of the Company's common shares for consulting services valued at $4,463. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees is $4,400 and $3,000 for Officer salaries for the first quarter ended June 30, 2006 and June 30, 2005. The other salary accruals for June 30, 2006 are $104,336 compared to $84,121 for June 30, 2005.

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


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 2005                     2004
                                 ----                     ----
                          Total      Interest       Total      Interest
                         Advances     Charges      Advances     Charges
                         --------    --------      --------    --------
April 1 beginning
 balances              $55,153,966  $36,698,936  $48,953,121  $31,200,773
Advances this fiscal
 period                  1,817,071    1,667,701    1,359,834    1,211,125
                       -----------  -----------  -----------  -----------
                        56,971,037                50,312,955
Advances by three of
 the Company's
 subsidiaries              590,265            0      590,265            0
                       -----------  -----------  -----------  -----------
Total net advances
 as of June 30         $57,561,302  $38,366,637  $50,903,220  $32,411,898
                       ===========  ===========  ===========  ===========


(8)  COMMITMENTS
----------------

Reference is made to notes 2, 4, 5, 6, 7, 10 and 12.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


(9)  INCOME TAXES
-----------------

At March 31, 2005, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $8,297,647 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2020. The income tax returns for the fiscal year ended March 31, 2006 have not been filed; an automatic extension has been filed.

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

                                                       June 30
                                                       -------
                                                  2006           2005
Deferred Tax Assets:                           ----------    ----------
 Net Operating Loss Carry-forwards             $2,821,200    $2,175,000
Valuation Allowance for Deferred Tax Assets    (2,821,200)   (2,175,000)
                                               ----------    ----------
Net Deferred Tax Assets:                       $        0    $        0
                                               ===========   ===========


The components of current income tax expense as of March 31, 2006, 2005 and 2004 respectively are as follows:

                                            As of March 31
                                    2006         2005        2004
                                    ----         ----        ----
Current federal tax expense    $       0     $      0    $      0
Current state tax expense      $       0     $      0    $      0
Change in NOL benefits         $(646,200)*   $(78,000)   $(80,800)
Change in valuation allowance  $       0     $      0    $      0
  Income tax expense           $       0     $      0    $      0




*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years and $55,000 for the fiscal year.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 25,714,016 shares were issued and outstanding as of June 30, 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2006 or 2005.

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

c.  STOCK OPTION ACTIVITY:

                              06/30/06               3/31/06
                          -----------------    ------------------
                                   Weighted             Weighted
                          Option    Average    Option    Average
                          Shares     Price     Shares     Price
                          ------     -----     ------     -----
Outstanding, beg. yr.          0      N/A           0      N/A
Granted                        0      N/A           0      N/A
Exercised                      0      N/A           0      N/A
Forfeited                      0      N/A           0      N/A
Expired                        0      N/A           0      N/A
                         ---------   -----    ---------   -----
Outstanding, end of yr.        0      N/A           0      N/A
                         =========   =====    =========   =====

There were no stock options issued or outstanding as of June 30, 2006 or 2005.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. None of these shares were issued during this first quarter.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2005, 546,655 common shares remained in the account. During this fiscal period 60,000 shares were sold, leaving a balance of 486,655 common shares as of June 30, 2006.

(11)  LITIGATION
----------------

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

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

ENVIRONMENTAL GUARANTEES

In connection with the issuance of environmental permits, the Company has provided the Government of El Salvador with the following guarantees on March 15, 2006: three-year guarantees expiring on March 15, 2009 were issued by Seguros del Pacifico, S.A., an El Salvadoran insurance company, on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM Exploitation Concession/License.

In connection with the Renewed SSGM Exploitation Concession/License, on February 17, 2006, a three-year, third-party liability guarantee (bond) expiring on February 17, 2009 in the sum of $42,857.14 was issued by Seguros del Pacifico, S.A. on behalf of the Company as required to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines.

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

The El Salvadoran Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006

SSGM Exploitation area, which on March 15, 2006, was renewed for a three-year period expiring March 15, 2009.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


Company Net Advances to the Joint Venture
-----------------------------------------

                                                    Total      Interest
                                                   Advances     Charges
                                                   --------     -------
Beginning balance                                $55,153,966  $36,698,936
Advances during fiscal year
 ended June 30, 2006                               1,817,071    1,667,701
                                                 -----------  -----------
Total Company's net advances                      56,971,037   38,366,637
Advances by three of the Company's subsidiaries      590,265            0
                                                 -----------  -----------
Total net advances as of June 30, 2006           $57,561,302  $38,366,637


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


                              Mining *1 El Salvador,     Corporate
                                Central America        Headquarters
Year ended June 30, 2006
 Sales and revenues             $         0            $         0
 Depreciation & amortization              0                      0
 Operating income (loss)                  0                (40,579)
 Total assets                    39,942,229                282,411
 Capital expenditures               687,020                      0

Year ended June 30, 2005
 Sales and revenues             $         0            $         0
 Depreciation & amortization              0                      0
 Operating income (loss)                  0                (40,966)
 Total assets                    37,163,686                253,166
 Capital expenditures               619,134                      0

*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2006


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a tabulation of unaudited quarterly operating results for 2006 and 2005:

                                                               Per Share
                                                            Basic/Diluted Net
Fiscal year ended 3/31/07  Operating Revenues  Net (Loss)     Income/(Loss)
-------------------------  ------------------  ----------   -----------------
First quarter 6/30/06              $0          $ (40,579)          $0

Fiscal year ended 3/31/06  Operating Revenues  Net (Loss)     Income/(Loss)
-------------------------  ------------------  ----------    ----------------
First quarter 6/30/05              $0          $ (40,966)          $0

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring operating losses since the gold production operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its concession rights. However, there is no guarantee that the Company can continue to provide required capital and to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes it has sufficient availability of funds through loans and other business arrangements from its principal officer, its directors, through accredited investors, and other sources to continue its operations for the coming year. Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine and to resume its production facilities at its San Cristobal Mill and Plant. The substantial increase in the price of gold--the highest in 25 years--has expanded investors' interest.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                     S.E.C. FORM 10-Q - JUNE 30, 2006
                       PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2006 and 2005. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

2. On February 24, 2003, the GOES granted to the Company the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession/License. This concession gives the right to explore the subsurface in this area. In this area there are three formerly operated mines: La Lola Mine, Santa Lucia Mine and Tabanco Mine. Presently the Company is performing exploration work at the Tabanco and La Lola Mine area.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

The financial statements for the fiscal years ended March 31, 2006, 2005 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

For the fiscal year ended March 31, 2006, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to the financial statements and supplementary data for additional details.

GOLD ORE RESERVES (03/31/06)

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

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of up to U.S. $30 million. The funds are to be used to purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, for the retrofit and expansion of the Joint Venture's SCMP, and for continuing and expanding its exploration programs.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

counsel relative to the filing of applications for concessions (licenses) on the real estate that it owns. All of the mining properties are located in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold from the SSGM site. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place and providing the gold price remains at or above the current price level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine, and the Banadero Mine.

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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $40,579 or $.00 cents per share for the fiscal quarter ended June 30, 2006. This compares to a net loss of $40,966 or $.00 cents per share for the fiscal quarter ended June 30, 2005.

There was no current or deferred provision for income taxes during the fiscal quarter ended June 30, 2006 or 2005. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Inflation did not have a material impact on operations in the fiscal quarters ended June 30, 2006 or 2005. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

The Company recorded and capitalized interest expense in the sum of $568,783 during this fiscal period compared to $474,074 for the same period in 2005, and it was eliminated with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company for the first quarter ended June 30, 2005 recorded a net loss of $40,966 or $.00 cents per share for its fiscal period ended June 30, 2005. This compares to a net loss of $52,188 or $.00 cents per share for the fiscal period ended June 30, 2004.

There was no current or deferred provision for income taxes during the fiscal period ended June 30, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal period ended June 30, 2005 or 2004. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The Company estimates that it will need up to U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity funded by future profits would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $19,000,000 proceeds is as follows:
$8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital. The once depressed price of gold has substantially increased during the last two years. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


will be greatly enhanced if the price of gold stays at the current or higher level. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through June 30, 2006, the Company has advanced the sum of $56,971,037 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $57,561,302. This investment includes the charge of $38,366,637 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. At this time, the adoption of SFAS No. 154 will have no material impact on the Company's financial reporting and disclosures.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations -- an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


would have sufficient information to reasonably estimate the fair value
of an asset retirement obligation.   FIN 47 is effective for fiscal years
ending after December 15, 2005. The adoption of these standards will have no material impact on the Company's financial reporting and disclosures at this time.

At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. In its June 15-16, 2005 meeting, the EITF agreed with the FASB staff's recommendation on this issue by including a clarification that "inventory produced," as included in the consensus, means the same as "inventory extracted." The consensus on this issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-6 at this time will have no material impact on the Company's financial reporting and disclosures.

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

EMPLOYEES
---------

As of March 31, 2006, the Joint Venture employed between 45 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural
employers in the El Salvador Eastern Zone.   Also, the Company employs up
to four persons, including part-time help, in the United States.   Since
the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's Form S-8 common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2006, the Company, and three of its subsidiaries, have advanced to the Joint Venture $57,561,302. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $38,366,637 through June 30, 2006. So far, the Company furnished all of the funds required by the Joint Venture. The cost of the interest charge has been eliminated from these financial statements.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

GUARANTEES

The Company has provided the Government of El Salvador with the following guarantees: on March 15, 2006 a three-year guarantee was issued by Seguros del Pacifico, an El Salvadoran insurance company, on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM in the sum of $14,428.68.

On February 17, 2006, a three-year third party liability guarantee in the sum of $42,857.14 was issued by Seguros del Pacifico on behalf of the Company to the Ministry of Economy's Office of the Department of Hydrocarbons and Mines.

DIVIDENDS
---------

For the foreseeable future, it is anticipated that the Company will use all of its earnings to finance its growth and expansion, therefore, dividends will not be paid to shareholders.

IMPACT OF INFLATION
-------------------

The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation and deflation experienced in the United States. However, in the Republic of El
Salvador, the energy costs have increased.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in full production, the Company's earnings and cash flow may be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $252 per ounce and $600 per ounce. The Company has not been engaged in any hedging contracts whatsoever. Therefore, it had no outstanding forward gold contracts.

As of June 30, 2006, the Company's debt payable to related parties was $14,319,368 and to others $296,164, for a total of $14,615,532. Most of the debt is subject to interest at a rate of two to four

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

percent over the prime rate, but not less than sixteen percent, payable monthly, secured by the Company's assets and more fully described in the financial statements.

FOREIGN CURRENCY
----------------

The Company conducts the majority of its business in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

The Company is not an accelerated filer and therefore is not required to provide a report of management on its internal controls over financial reporting. However, the Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Control Over Financial Reporting

The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU
Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no changes in the Company's internal controls or in other factors during the fiscal year that could significantly affect the Company's internal control over financial reporting.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        S.E.C. FORM 10-Q - JUNE 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2006
                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None pending.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None, except the routine business matters included in the proxy statement to be submitted to the shareholders of record as of August 23, 2006 relating to an annual meeting of shareholders to be held on October 18, 2006. Reference is made to the proxy statement filed with the Securities and Exchange Commission on July 27, 2006 for disclosure of the details.

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


                              *Filed herewith

                 (b)  Reports on Form 8-K

                      None filed during the Company's first quarter ended June 30, 2006.



                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

                                 /s/ Edward L. Machulak
Date:  August 11, 2006           ______________________________________
                                 Edward L. Machulak
                                 President,  Chief Executive, Operating and
                                 Financial Officer and Treasurer