Form 10-Q
period 2006-09-30
COMMERCE GROUP CORP /WI/
filed 2006-11-08
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the six month period ended September 30, 2006

                                    or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,734,016 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of October 28, 2006.

                          COMMERCE GROUP CORP.

                               FORM 10-Q

               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006

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

         Consolidated Balance Sheets                                   4
         Consolidated Statements of Operations                         5
         Consolidated Statements of Changes in Shareholders' Equity    6
         Consolidated Statements of Cash Flows                         7
         Notes to the Unaudited Consolidated Financial Statements     10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                34
Item 3.  Quantitative and Qualitative Disclosures about Market Risk   47
Item 4.  Controls and Procedures                                      48


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            49
Item 2.  Changes in Securities                                        49
Item 3.  Default Upon Senior Securities                               49
Item 4.  Submission of Matters to a Vote of Security Holders          49
Item 5.  Other Information    50
Item 6.  Exhibits and Reports on Form 8-K                             50

SIGNATURES:
         Registrant's Signature Page                                  50
         Certification of Chief Executive Officer (Section 302)       51
         Certification of Executive Vice President (Section 302)      52
         Certification of Chief Executive Officer (Section 906)       53
         Certification of Executive Vice President (Section 906)      54

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS


                                                 09/30/06       03/31/06
                                               (Unaudited)     (Audited)
                                               -----------     ---------
                                  ASSETS
                                  ------
Current assets
 Cash                                          $    18,726    $    31,303
 Other current assets                              224,553        239,553
  Accounts receivable, related                     584,925        584,925
  Accounts receivable                                    0            975
  Mining supplies                                   39,562         39,562
  Prepaid items and deposits                        34,174         33,798
                                               -----------    -----------
    Total current assets                           901,940        930,116

Property, plant and equipment, net               4,532,538      4,525,542
Mining resources investment                     35,228,097     33,787,940
                                               -----------    -----------
    Total assets                               $40,662,575    $39,243,598
                                               ===========    ===========

                                 LIABILITIES
                                 -----------

Current liabilities
 Accounts payable                              $    12,664    $    51,042
 Accounts payable, related                         327,641        314,439
  Notes and accrued interest payable
  to related parties                            15,005,800     13,748,871
  Notes and accrued interest payable
  to others                                        301,608        290,779
  Accrued salaries                               3,368,501      3,276,501
  Accrued legal fees                               413,415        411,559
  Other accrued expenses - related                 426,400        399,600
  Other accrued expenses - other                   373,599        359,143
                                               -----------    -----------
      Total liabilities                         20,229,628     18,851,934

Commitments and contingencies
(notes 2, 4, 5, 6, 7, 8, 10 & 12)

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 Y/E 2007-none; Y/E 2006-none                  $         0    $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 Y/E 2007-25,734,016                             2,573,402
 Y/E 2006-25,116,016                                            2,511,602
Capital in excess of par value                  19,441,554     19,376,974
Retained earnings (deficit)                     (1,582,009)    (1,496,912)
                                               -----------    -----------
 Total shareholders' equity                     20,432,947     20,391,664
                                               -----------    -----------
 Total liabilities and
  shareholders' equity                         $40,662,575    $39,243,598
                                               ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)



                         Three Months Ended          Six Months Ended
                       09/30/06      09/30/05      09/30/06      09/30/05
                    -----------   -----------   -----------   -----------
Revenues:           $         0   $         0   $         0   $         0

Expenses:
 General and
  administrative         44,518        41,846        85,097        82,812
   Total expenses   ------------  ------------  ------------  ------------
                         44,518        41,846        85,097        82,812

Net profit (loss)       (44,518)      (41,846)      (85,097)      (82,812)
 Credit (charges)
  for income taxes            0             0             0             0
Net income (loss)
 after income tax   ------------  ------------  ------------  ------------
 credit charge      $   (44,518)  $   (41,846)  $   (85,097)  $   (82,812)
                    ============  ============  ============  ============
Net income (loss)
 per share basic
 and diluted        $      (.00)  $      (.00)  $      (.00)  $      (.00)
                    ============  ============  ============  ============
Weighted av. basic
 and diluted
 common shares
 outstanding         25,428,347    23,823,734    25,430,150    23,823,734
                    ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)


                                           Common Stock
                          --------------------------------------------------


                                                   Capital in     Retained
                          Number of                 Excess of     Earnings
                            Shares      Par Value   Par Value     (Deficit)
                          ----------   ----------  -----------  ------------
Balances March 31, 2004   22,681,591   $2,268,159  $19,274,597  $(1,104,891)

Net loss for
 FY March 31, 2005                                                 (229,936)

Common stock issued for:
 Dir./off./employee/
  services comp.             535,786       53,578        5,649
 Payment of debt             500,000       50,000        2,500
 Cash                        106,357       10,636        9,664
                          ----------   ----------  -----------  ------------
Balances March 31, 2005   23,823,734   $2,382,373  $19,292,410  $(1,334,827)

Net loss for
 FY March 31, 2006                                                 (162,085)


Common stock issued for:
  Dir./off./employee/
   services comp.            590,620       59,062       40,652
  Payment of debt            601,662       60,167       41,412
  Cash                       100,000       10,000        2,500
                          ----------   ----------  -----------  ------------
Balances March 31, 2006   25,116,016   $2,511,602  $19,376,974  $(1,496,912)


Net loss for six months
 ended September 30, 2006                                           (85,097)

Common stock - cash          598,000       59,800       64,580
Common stock - service        20,000        2,000            0
                          ----------   ----------  -----------
Balances                     618,000       61,800       64,580
                          ----------   ----------  -----------
Balances
 September 30, 2006       25,734,016   $2,573,402  $19,441,554  $(1,582,009)
                          ==========   ==========  ===========  ============



The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                                       2006             2005
                                       ----             ----
OPERATING ACTIVITIES:
 Net loss                          $ (85,097)       $ (82,812)
 Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
 Common stock issued
  for services rendered                2,000                0
 Changes in assets and
  liabilities:
 Decrease (increase) in
  accounts receivable and
  other current assets                15,975                0
 Decrease (increase) in
  prepaid items and deposits            (377)          (1,242)
 Increase (decrease) in accounts
  payable and other accrued
  expenses                            16,078           40,186
 Increase (decrease) in accrued
  legal fees                           1,856            3,755
                                   ----------       ----------
 Net cash provided by (used in)
  operating activities               (49,565)         (40,113)

INVESTING ACTIVITIES:
 Investment in mining resources
  and property, plant
  and equipment                     (186,324)        (190,328)
                                   ----------       ----------
 Net cash used by investing
   activities                       (186,324)        (190,328)


FINANCING ACTIVITIES:
 Notes payable - related parties      98,932          277,026
 Common stock issued for cash        124,380                0
                                   ----------       ----------
Net cash provided by financing
 activities                          223,312          277,026

Net increase (decrease) in cash
 and cash equivalents                (12,577)          46,585
Cash - beg. of year                   31,303           13,669
                                   ----------       ----------
Cash - end of this period          $  18,726        $  60,254
                                   ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)



                                           Second Quarter Period Ended
                                     September 30, 2006     September 30, 2005
A. Supplemental disclosures of       ------------------     ------------------
    cash flow information:           Shares    $ Amount     Shares    $ Amount
                                     ------    --------     ------    --------
   1. Accrued interest capitalized        0   $1,168,827         0    $978,304
   2. Interest expense paid in cash       0            0         0           0
   3. Income taxes paid                   0            0         0           0

B. Supplemental schedule of non
    cash investing
    and financing activities:
   Common stock issued for:
   1. Director fees, officer
      compensation, employee
      benefits and services          20,000        2,000         0           0
   2. Related party notes payable         0            0         0           0

C. Other supplemental disclosures

   1. Other current assets consist of securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $92,105. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

       Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 at September 30, 2006.

   2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:


                             Misanse    Others        Total
                             -------    ------        -----
       Accounts receivable  $584,925   $      0     $584,925
       Accounts payable     $236,176   $104,129     $340,305

       On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

       The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,468 and that the Company owes Misanse $236,176 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

   3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.



The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the
     Republic of El Salvador, Central America.   Gold bullion, currently
     the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima, El Salvador, Central America. Currently expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK) , and on the Berlin-Bremen Stock Exchange
     (C9G).

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production. It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP low volume operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or developing an acceptable, creative form of a business combination.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


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



                                                         Charter/Joint Venture
Included in the Consolidated Statements      % Ownership   Place        Date
---------------------------------------      -----------   -----        ----
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

MINORITY INTEREST

During the six months periods ended September 30, 2006 and 2005, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The requirement is that recognition of the impact of a tax position is made in the financial statements, if the position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The cumulative effect should be reported as an adjustment to the opening balance of retained earnings for the fiscal year. Adoption must take place for fiscal years beginning after December 15, 2006, although early adoption is allowed. The Company is currently determining the effect of this interpretation on its financial reporting.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

                                         Net Loss     Shares     Per-Share
                                       (Numerator) (Denominator)   Amount
                                       ----------- ------------- ---------
For the year ended September 30, 2006:
 Basic EPS
  Net loss to common Shareholders       $(85,097)   25,430,150   $ (0.00)
                                        =========                ========
For the year ended September 30, 2005:
 Basic EPS
  Net loss to common Shareholders       $(82,812)   23,823,734   $ (0.00)
                                        =========                ========

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


             September 30, 2006                      September 30, 2005
         ---------------------------           ----------------------------
                  Accumulated                           Accumulated
         Cost     Depreciation   Net           Cost     Depreciation    Net
         ----     ------------   ---           ----     ------------    ---

Mineral
Proper-
ties
and
Deferred
Develop-
ment $35,228,097  $        0  $35,228,097  $32,406,008  $         0  $32,406,008

Property,
Plant
and
Equip- 6,784,681   2,252,143    4,532,538    6,687,350    2,252,143    4,435,207
     -----------  ----------  -----------  -----------  -----------  -----------
ment $42,012,778  $2,252,143  $39,760,635  $39,093,358  $ 2,252,143  $36,841,215
     ===========  ==========  ===========  ===========  ===========  ===========

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


INVESTMENTS IN JOINT VENTURE

As of September 30, 2006, the Company's advances, including charges for interest expense to the Joint Venture, were $58,914,273 and three of the Company's subsidiaries' advances were $590,265 for a total of $59,504,538.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2006 and 2005, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                  2006          2005
                                                  ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87                $58,914,273   $51,777,901
The Company's initial investment
 in the Joint Venture                           3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 44,479,804    40,414,170
                                             ------------  ------------
Total:                                        110,410,437    99,208,431
Advances by the Company's three
 subsidiaries                                     590,265       590,265
                                             ------------   -----------
Combined total investment                    $111,000,702   $99,798,696
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

NEW SSGM EXPLORAITON CONCESSION/LICENSE UNDER EL SALVADOR RESOLUTION NUMBER 27 (NEW SSGM) - APPROXIMATELY 40.7694 SQUARE KILOMETERS (10,070 ACRES) LOCATED IN THE DEPARTMENTS OF LA UNION AND MORAZAN, EL SALVADOR, CENTRAL AMERICA

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                   09/30/06     03/31/06
Related Parties                                    --------     --------

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)
                                                  $15,005,800  $13,748,871

Other

Short-term notes and accrued interest (September
30, 2006, $166,608 and March 31, 2006, $155,779)
issued to other non related parties, interest
rates of varying  amounts, in lieu of actual
cash payments and includes a mortgage on a
certain parcel of land pledged as collateral
located in El Salvador.                               301,608      290,779
                                                  -----------  -----------
Total:                                            $15,307,408  $14,039,650
                                                  ===========  ===========

(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 25 and 1/2 years, including vacation pay, for a total of $3,255,265 and $3,076,515 at September 30, 2006 and 2005, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2006 and 2005:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $10,539,276 and $8,813,744 at September 30, 2006 and 2005, respectively.
To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,191,827 and $1,108,420 at September 30, 2006 and 2005, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2006:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,263,328 and $1,848,820 at September 30, 2006 and 2005, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2006 and 2005:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $781,087 and $641,690 at September 30, 2006 and 2005,
respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $417,600 and $381,600 at September 30, 2006 and 2005, respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $413,415 for 1,837.40 hours of legal services rendered from July 1980 through September 30, 2006. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm. Such adjustment was made during this fiscal period.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $230,282 and $196,014 at September 30, 2006 and 2005, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Directors and Officers of the Company exercised their option to receive a total of 182,433 common shares valued at $.16883 a share in lieu of any cash compensation for all amounts due to them as of March 31, 2006. In addition, during this same period one Director received 26,432 of the Company's common shares for consulting services valued at $4,463. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees is $8,800 and $6,000 for Officer salaries for the second quarter ended September 30, 2006 and September 30, 2005. The other salary accruals for September 30, 2006 are $107,236 compared to $90,121 for September 30, 2005.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                2006                     2005
                                ----                     ----
                        Total        Interest     Total       Interest
                       Advances       Charges    Advances      Charges
                       --------      --------    --------     --------
April 1 beginning
 balances            $55,153,966  $36,698,936  $48,953,121  $31,200,773
Advances this
 fiscal period         3,760,307    3,454,942    2,824,780    2,534,010
                     -----------  -----------  -----------  -----------
                      58,914,273                51,777,901

Advances by three
 of the Company's
 subsidiaries            590,265            0      590,265            0
                     -----------  -----------   ----------   ----------
Total net advances
 as of September 30  $59,504,538  $40,153,878  $52,368,166  $33,734,783
                     ===========  ===========  ===========  ===========

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

(8)  COMMITMENTS
----------------

Reference is made to notes 2, 4, 5, 6, 7, 10 and 12.

(9)  INCOME TAXES
-----------------

At March 31, 2006, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $10,473,191 which may be carried forward to offset future taxable income; the net operating losses expire at various times to the year of 2021.

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


                                                       March 31
                                                       --------
Deferred Tax Assets:                              2006          2005
                                              ------------  ------------
 Net Operating Loss Carry-forwards            $ 3,560,885   $ 2,821,200
  Valuation Allowance for Deferred Tax Assets  (3,560,885)   (2,821,200)
                                              ------------  ------------
Net Deferred Tax Assets:                      $         0   $         0
                                              ============  ============

The components of current income tax expense as of March 31, 2006, 2005 and 2004 respectively are as follows:


                                          As of March 31
                                    2006          2005        2004
                                    ----          ----        ----
Current federal tax expense    $       0      $      0    $      0
Current state tax expense      $       0      $      0    $      0
Change in NOL benefits         $(646,200)*    $(78,000)   $(80,800)
Change in valuation allowance  $       0      $      0    $      0
 Income tax expense            $       0      $      0    $      0




*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years and $55,000 for the fiscal year.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 25,734,016 shares were issued and outstanding as of September 30, 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2006 or 2005.

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

c.  STOCK OPTION ACTIVITY:


                              09/30/06              03/31/06
                        --------------------  --------------------
                                   Weighted              Weighted
                         Option     Average    Option      Average
                         Shares      Price     Shares      Price
Outstanding, beg. yr.       0         N/A         0         N/A
Granted                     0         N/A         0         N/A
Exercised                   0         N/A         0         N/A
Forfeited                   0         N/A         0         N/A
Expired                     0         N/A         0         N/A
Outstanding, end of yr.     0         N/A         0         N/A

There were no stock options issued or outstanding as of September 30, 2006.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2006, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. Twenty thousand of these shares were issued during this second quarter.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2006, 546,655 common shares remained in the account. During this fiscal period 60,000 shares were sold, leaving a balance of 486,655 common shares as of September 30, 2006.

(11)  LITIGATION
----------------

There is no pending litigation.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

The El Salvadoran Environmental Law, Decree No. 233, 1998 and the General Regulation of the Environmental Law specify the following:

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


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

The El Salvadoran Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the application of the Renewed SSGM. The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area, which on March 15, 2006, was renewed for a three-year period expiring March 15, 2009.

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

INTERCOMPANY TRANSACTIONS AND OTHER TRANSACTIONS

In addition to the transactions between the Company and General Lumber, and certain individuals who also are Directors and Officers of the Company and between the Company and its Officers, Directors and affiliates, the Company has and continues to have transactions with its subsidiaries, San Luis Estates, Inc., Universal Developers, Inc., Homespan Realty Co., Inc., Ecomm Group Inc., San Sebastian Gold Mines, Inc., Mineral San Sebastian S.A. de C.V., and substantial transactions with the Commerce/Sanseb Joint Venture.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 Total Advances  Interest Charges
                                 --------------  ----------------
Beginning balance                  $55,153,966      $36,698,936
 Advances during fiscal year
  ended September 30, 2006           3,760,307        3,454,942
                                   -----------      -----------
 Total Company's net advances       58,914,273       40,153,878
 Advances by three of the
  Company's subsidiaries               590,265                0
                                   -----------      -----------
 Total net advances as of
  September 30, 2006               $59,504,538      $40,153,878

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006


                             Mining *1 El Salvador,    Corporate
                                 Central America      Headquarters
                                 ---------------      ------------
Year ended September 30, 2006
 Sales and revenues              $         0        $             0
 Depreciation & amortization               0                      0
 Operating income (loss)                   0                (85,097)
 Total assets                     40,662,575                243,147
 Capital expenditures              1,447,153                      0

Year ended September 30, 2005
  Sales and revenues             $         0        $             0
  Depreciation & amortization              0                      0
  Operating income (loss)                  0                (82,812)
  Total assets                    37,829,534                271,866
  Capital expenditures             1,263,132                      0

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

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

The following is a tabulation of unaudited quarterly operating results for 2006 and 2005:

                                                        Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/07            Revenues      Net (Loss)      Income/(Loss)
-----------------------  ---------     ----------   ------------------
First quarter 6/30/06       $0         $(40,579)            $0
Second quarter 09/30/06     $0         $(44,518)            $0

                                                        Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/06            Revenues      Net (Loss)      Income/(Loss)
----------------------   --------      ----------   ------------------
First quarter 6/30/05       $0         $(40,966)            $0
Second quarter 09/30/06     $0         $(41,846)            $0

(16)  UNCERTAINTIES
-------------------

The Company has experienced recurring losses since the gold production operations have been placed on a hold status. The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations. During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its
concession rights.   However, there is no guarantee that the Company can
continue to provide required capital and to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2006

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                          PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2006 and 2005. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

Gold ore reserves include reserves that represent estimated quantities of gold in which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. The gold ore reserves are based on estimates prepared by geology and mining experts and are used to calculate depreciation, depletion and amortization (DD&A) and determine if any potential impairment exists related to the recorded value of the Company's gold ore reserves. Decline in the market price of gold may render certain reserves containing relatively lower grade of mineralization uneconomic to mine. Changes in capital and operating costs including other factors could materially and adversely affect ore reserves.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005
-------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $85,097 or $.00 cents per share for the fiscal quarter ended September 30, 2006. This compares to a net loss of $82,812 or $.00 cents per share for the fiscal quarter ended September 30, 2005.

There was no current or deferred provision for income taxes during the fiscal quarter ended September 30, 2006 or 2005. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal quarters ended September 30, 2006 or 2005. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

The Company recorded and capitalized interest expense in the sum of $1,168,827 during this fiscal period compared to $978,304 for the same period in 2005, and it was eliminated with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SAME THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $44,518 or $.00 cents per share for the three-month period ended September 30, 2006. This compares to a net loss of $41,846 or $.00 cents per share for the three-month period ended September 30, 2005.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


There was no current or deferred provision for income taxes during the fiscal period ended September 30, 2005 or 2004. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal period ended September 30, 2005 or 2004. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

Interest expense in the sum of $978,304 was recorded by the Company during this fiscal period compared to $808,559 for the same period in 2004, and it was eliminated with the interest income earned from the Joint Venture.

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

The Company estimates that it will need up to U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity funded by future profits would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $19,000,000 proceeds is as follows:
$8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital. The once depressed price of gold has substantially increased and maintained this higher price level during the last two years. The Company's incredibly low common share market price is a major deterrent in raising cash for the Company's programs.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

From September 1987 through September 30, 2006, the Company has advanced the sum of $58,914,273 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $59,504,538. This investment includes the charge of $40,153,878 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

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

EMPLOYEES
---------

As of March 31, 2006, the Joint Venture employed between 50 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's Form S-8 common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2006, the Company, and three of its subsidiaries, have advanced to the Joint Venture $59,504,538. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $40,153,878 through September 30, 2006. So far, the Company furnished all of the funds required by the Joint Venture. The cost of the interest charge has been eliminated from these financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to produce gold by expanding the operations of the SCMP, by constructing an open-pit heap-leach operation at the SSGM site. It continues the exploration of its other mining prospects. In more than one instance, the Company has encountered difficulty in negotiating reasonable terms and conditions.

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

As of September 30, 2006, the Company's debt payable to related parties was $15,005,800 and to others $301,608, for a total of $15,307,408. Most of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly, secured by the Company's assets and more fully described in the financial statements.

FOREIGN CURRENCY
----------------

The Company conducts the majority of its business in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system, and therefore all receipts and expenditures since January 1, 2001 are in U.S. dollars.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - SEPTEMBER 30, 2006
                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None pending.

Item 2.     Changes in Securities

            None, except as disclosed in the Consolidated Statements of Changes in Shareholders' Equity.

Item 3.     Default Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            On October 18, 2006, the Company held its annual meeting of shareholders. From the 25,714,016 issued and outstanding common shares entitled to vote, 22,722,432 (88.366%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposals at this meeting:

            Proposal I was for the election of two Class III Directors of the Company, John H. Curry and Edward A. Machulak. From the 22,722,432 shares voting at the meeting, the proposal electing John H. Curry as a Class II Director passed with votes of 22,367,278 (86.985%) in favor; 355,154 votes withheld authority (1.381%). From the 22,722,432 shares voting at the meeting, the proposal electing Edward A. Machulak as a Class II Director passed with votes of 22,328,109 (86.832%) in favor; 394,323 votes withheld authority (1.533%). Their terms expire at the annual shareholders' meeting to be held in 2009 and/or until such time as their successors shall be elected and qualified.

            The following individuals continued in their capacity as Directors of the Company subsequent to the annual shareholders' meeting: Edward L. Machulak, Class I Director, whose term expires at the annual shareholders' meeting to be held in 2008, Sidney Sodos, Class III Director, whose term expires at the annual meeting to be held in 2007.

            Proposal II was to ratify the Audit Committee's appointment of Chisholm, Bierwolf & Nilson, LLC as the Company's independent registered public accounting firm for the fiscal year ended March 31, 2007. The proposal passed with 22,343,483 votes (86.892%) in favor; 256,962 votes (.999%)
            were against the proposal, and 121,987 votes (.474%) abstained.

            A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

Item 5.     Other Information

            None.

Item 6(a).  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit No.        Description of Exhibit
            -----------        ----------------------
               31.1            Certification of President, Treasurer,
                               Chief Executive, Operating and Financial
                               Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002

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

               *Filed herewith


            (b)  Reports on Form 8-K

            None filed during the Company's second quarter ended
            September 30, 2006.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMERCE GROUP CORP.
                                   Registrant/Company

                                   /s/ Edward L. Machulak
Date:  October 31, 2006            __________________________
                                   Edward L. Machulak
                                   President, Chief Executive,
                                   Operating and Financial
                                   Officer and Treasurer