Form 10-Q
period 2006-12-31
COMMERCE GROUP CORP /WI/
filed 2007-02-12
CIK 109757

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the nine month period ended DECEMBER 31, 2006

                                   or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,734,016 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of January 27, 2007.

                            COMMERCE GROUP CORP.

                                 FORM 10-Q

               FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS


                                        12/31/06       03/31/06
                                      (Unaudited)      (Audited)
                                      -----------      ---------
                               ASSETS
                               ------

Current assets
 Cash                                $    10,139    $    31,303
 Other current assets                    224,553        239,553
 Accounts receivable, related            584,925        584,925
 Accounts receivable                           0            975
 Mining supplies                          39,562         39,562
 Prepaid items and deposits               33,315         33,798
                                     -----------    -----------
  Total current assets                   892,494        930,116

Property, plant and equipment, net     4,535,491      4,525,542
Mining resources investment           36,011,570     33,787,940
                                     -----------    ------------
  Total assets                       $41,439,555    $39,243,598
                                     ===========    ===========

                               LIABILITIES
                               -----------

Current liabilities
 Accounts payable                    $    13,956    $    51,042
 Accounts payable, related               355,586        314,439
 Notes and accrued interest
  payable to related parties          15,742,201     13,748,871
 Notes and accrued interest
  payable to others                      307,053        290,779
 Accrued salaries                      3,415,751      3,276,501
 Accrued legal fees                      413,910        411,559
 Other accrued expenses - related        439,400        399,600
 Other accrued expenses - other          361,424        359,143
                                     -----------    -----------
  Total liabilities                   21,049,281     18,851,934

Commitments and contingencies (notes 2, 4, 5, 6, 7, 8, 10 & 12)

                              SHAREHOLDERS' EQUITY
                              --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 Y/E 2007-none; Y/E 2006-none        $         0    $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 Y/E 2007-25,734,016                   2,573,402
 Y/E 2006-25,116,016                                  2,511,602
Capital in excess of par value        19,441,554     19,376,974
Retained earnings (deficit)           (1,624,682)    (1,496,912)
                                     -----------    -----------
 Total shareholders' equity           20,390,274     20,391,664
 Total liabilities and shareholders' -----------    -----------
  equity                             $41,439,555    $39,243,598
                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                            Three Months Ended          Nine Months Ended
                          12/31/06      12/31/05      12/31/06      12/31/05
                          --------      --------      --------      --------
Revenues:              $         0   $         0   $         0   $         0

Expenses:
 General and administrative 42,673        41,527       127,770       124,339
 Other income                    0        (6,500)            0        (6,500)
                       ------------  ------------  ------------  ------------
   Total expenses           42,673        35,027       127,770       117,839

Net profit (loss)          (42,673)      (35,027)     (127,770)     (117,839)
 Credit (charges)
  for income taxes               0             0             0             0
Net income (loss)      ------------  ------------  ------------- ------------
 after income
 tax credit charge     $   (42,673)  $   (35,027)  $  (127,770)  $  (117,839)
                       ============  ============  ============  ============
Net income (loss) per
 share basic and
 diluted               $      (.00)  $      (.00)  $      (.00)  $      (.00)
                       ============  ============  ============  ============

Weighted av. basic and
 diluted common shares
 outstanding            25,428,948    23,825,189    25,430,150    23,824,461
                       ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)


                                          Common Stock
                         ----------------------------------------------


                                                  Capital in    Retained
                          Number of               Excess of      Earnings
                           Shares     Par Value   Par Value     (Deficit)
                         ----------  ----------  -----------  ------------
Balances March 31, 2004  22,681,591  $2,268,159  $19,274,597  $(1,104,891)

Net loss for FY
 March 31, 2005                                                  (229,936)

Common stock issued for:
 Dir./off./employee/
  services comp.            535,786      53,578        5,649
 Payment of debt            500,000      50,000        2,500
 Cash                       106,357      10,636        9,664
                         ----------  ----------  -----------  ------------
Balances March 31, 2005  23,823,734  $2,382,373  $19,292,410  $(1,334,827)

Net loss for FY March 31, 2006                                   (162,085)

Common stock issued for:
 Dir./off./employee/
  services comp.            590,620      59,062       40,652
 Payment of debt            601,662      60,167       41,412
 Cash                       100,000      10,000        2,500
                         ----------  ----------  -----------  ------------
Balances March 31, 2006  25,116,016  $2,511,602  $19,376,974  $(1,496,912)

Net loss for nine months
ended December 31, 2006                                          (127,770)

Common stock - cash         598,000      59,800       64,580
Common stock - service       20,000       2,000            0
                         ----------  ----------  -----------
Balances                    618,000      61,800       64,580
Balances                 ----------  ----------  -----------  ------------
 December 31, 2006       25,734,016  $2,573,402  $19,441,554  $(1,624,682)
                         ==========  ==========  ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)




                                                 2006            2005
                                                 ----            ----
OPERATING ACTIVITIES:
 Net loss                                    $(127,770)    $  (117,839)
 Adjustments to reconcile
  net loss to net cash provided by
  (used in) operating activities:
 Common stock issued for
  services rendered                              2,000               0
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           15,975           6,830
 Decrease (increase) in prepaid items
  and deposits                                     483          55,117
 Increase (decrease) in accounts
  payable and other accrued expenses            46,142           4,854
 Increase (decrease) in accrued legal fees       2,351           4,671
                                             ----------    ------------
Net cash provided by (used in)
 operating activities                          (60,819)        (46,367)

INVESTING ACTIVITIES:
Investment in mining resources and
 property, plant and equipment                (296,221)       (280,046)
                                             ----------    ------------
Net cash used by investing activities         (296,221)       (280,046)

FINANCING ACTIVITIES:
 Notes payable - related parties               211,496         329,992
 Common stock issued for cash                  124,380          12,500
                                             ----------    ------------
Net cash provided by financing activities      335,876         342,492

Net increase (decrease) in cash and
 cash equivalents                              (21,164)         16,079
Cash - beg. of year                             31,303          13,669
                                             ----------    ------------
Cash - end of this period                    $  10,139     $    29,748
                                             ==========    ============

The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)



                                          Third Quarter Period Ended
                                    December 31, 2006       December 31, 2005
                                    -----------------       -----------------
A. Supplemental disclosures of
   cash flow information:           Shares  $ Amount     Shares    $ Amount
                                    ------  ----------   ------    ---------
   1. Accrued interest capitalized       0  $1,798,108        0    $1,506,469
   2. Interest expense paid in cash      0           0        0             0
   3. Income taxes paid                  0           0        0             0

B. Supplemental schedule of non
   cash investing and financing
   activities:
   Common stock issued for:
   1. Director fees, officer
      compensation, employee
      benefits and services         20,000       2,000  100,000       12,500
   2. Cash                               0           0        0            0

C. Other supplemental disclosures

   1. Included in other current assets are securities held by Commerce for the Commerce Group Corp. Employee Benefit Account, which are stated at cost of $92,105. The funds are to be used to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

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

       Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448.

2. The accounts receivable - related consist of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                               Misanse    Others     Total
                              --------   --------   --------
       Accounts receivable    $584,925   $      0   $584,925
       Accounts payable       $237,205   $132,338   $369,543

       On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the shareholders and the Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse and the amount due to Misanse at that time was also approved, ratified and confirmed.

       The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $237,205 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.


The accompanying notes are an integral part of these consolidated financial statements.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2006

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

     As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and until there is certainty that the price of gold will be stabilized at a higher selling price than the price of gold in this period of time.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production. It will continue to attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production as the anticipated profits from the existing SCMP low volume operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from other sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

     The Company's directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement. The verbal and written proposals or arrangements received up to this time were not acceptable by the Company primarily due to the terms and conditions.

     The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains at the current price level. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves. Furthermore, it plans to explore the potential of other gold and silver mine exploration prospects in El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP. It commenced an exploration program in the New SSGM and in the Nueva Esparta.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


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


                                                  Charter/Joint Venture
                                                  ---------------------
                                         % Owner-
Included in the Consolidated Statements    ship    Place          Date
---------------------------------------  -------   -----          ----
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

MINORITY INTEREST

During the nine months periods ended December 31, 2006 and 2005, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2006, the Financial Accounting Standards Board ("FASB") issued FAS 123(R)-5, Amendment of FASB Staff Position ("FSP") FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP should have no effect on the financial reporting.

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements.
This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. The Company is currently determining the effect of this Statement on its financial reporting.

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. The required disclosure in a Form 8-K filing is effective for "triggering events" that occur on or after November 7, 2006. The Company is currently determining the effect these amendments will have on its financial reporting.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

                                          Net Loss       Shares     Per-Share
                                        (Numerator)   (Denominator)  Amount
                                        -----------   ------------- ---------
For the period ended December 31, 2006:
 Basic EPS
  Net loss to common Shareholders        $(127,770)    25,430,150   $(0.00)
                                         ==========                 =======
For the year ended December 31, 2005:
  Basic EPS
   Net loss to common Shareholders       $(117,839)    23,824,461   $(0.00)
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

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                 December 31, 2006                   December 31, 2005
            --------------------------         ----------------------------

                     Accumu-                            Accumu-
                     lated                              lated
                    Deprecia-                          Deprecia-
            Cost      tion       Net         Cost        tion         Net
            ----    ---------    ---         ----      ---------      ---
Min-
eral
Prop-
erties
and
Deferred
Devel-
opment $36,011,570 $        0 $36,011,570 $33,067,304 $        0 $33,067,304

Prop-
erty,
Plant
and
Equip-
ment     6,787,634  2,252,143   4,535,491   6,691,189  2,252,143   4,439,046
       ----------- ---------- ----------- ----------- ---------- -----------
       $42,799,204 $2,252,143 $40,547,061 $39,758,493 $2,252,143 $37,506,350
       =========== ========== =========== =========== ========== ===========

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Since the Joint Venture suspended operations in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded during the following fiscal years. The Company is maintaining the property and equipment and will begin to depreciate them once operations commence again. Reference is made to Property, Plant and Equipment in note (2) Significant Accounting Policies.

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

INVESTMENTS IN JOINT VENTURE

As of December 31, 2006, the Company's advances, including charges for interest expense to the Joint Venture, were $60,911,973 and three of the Company's subsidiaries' advances were $590,265 for a total of $61,502,238.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


As of December 31, 2006 and 2005, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                               2006          2005
                                               ----          ----
The Company's advances (net of
 gold sale proceeds) since 09/22/87        $60,911,973   $53,353,922
The Company's initial investment
 in the Joint Venture                        3,508,180     3,508,180
Sanseb's investment in the Joint Venture 3,508,180 3,508,180 Sanseb's investment in the mining projects
 and amount due to the Company              45,638,891    41,337,636
                                          ------------  ------------
Total:                                     113,567,224   101,707,918
Advances by the Company's three
 subsidiaries                                  590,265       590,265
                                          ------------  ------------
Combined total investment                 $114,157,489  $102,298,183
                                          ============  ============

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

(b)  SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the "Renewed SSGM,"

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006



from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.
The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made by related parties (note 7).

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

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was subsequently renewed for a period of three years beginning on February 17, 2006; it was required by the DHM to protect third parties against any damage caused from the mining operations; it
simultaneously paid the annual surface tax.   On August 29, 2003 the Office of
the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years. This Renewed SSGM replaces the collateral that the same lenders held with the previous concession.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company. This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax. The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments, and is in the process of being renewed. The SCMP is strategically located to process ore from other nearby mining projects.

MODESTO MINE

REAL ESTATE

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador. This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in note 7.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


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

                                                       12/31/06     03/31/06
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
(Note 7)                                              $15,742,201  $13,748,871

Other

Short-term notes and accrued interest (December 31,
2006, $172,053 and March 31, 2006, $155,779) issued
to other non related parties, interest rates of
varying amounts, in lieu of actual cash payments and
includes a mortgage on a certain parcel of land
pledged as collateral located in El Salvador.             307,053      290,779
                                                      -----------  -----------
                                             Total:   $16,049,254  $14,039,650
                                                      ===========  ===========

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 25 and 3/4 years, including vacation pay, for a total of $3,296,515 and $3,117,765 at December 31, 2006 and 2005,
respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2006 and 2005:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $10,958,565 and $9,219,423 at December 31, 2006 and 2005, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,241,227and $1,154,362 at December 31, 2006 and 2005, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2006:

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,489,121 and $1,938,458 at December 31, 2006 and 2005, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2006 and 2005:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $813,462 and $667,994 at December 31, 2006 and 2005, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $426,600 and $390,600 at December 31, 2006 and 2005, respectively, for services rendered from October 1994.

The Law Firm which represents the Company in which a son of the President is a principal is owed the sum of $413,910 for 1,839.60 hours of legal services rendered from July 1980 through November 30, 2006. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm. Such adjustment was made during this fiscal period.

The son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $239,827 and $204,140 at December 31, 2006 and 2005, respectively, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's
operations are profitable.   Effective from October 1, 1996, the Director fees
are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees is $12,800 and $9,000 for Officer salaries for the third quarter ended December 31, 2006 and December 31, 2005. The other salary accruals as of December 31, 2006 are $110,236 compared to $96,121 for December 31, 2005.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 December 31, 2006        December 31, 2005
                                 -----------------        -----------------
                                Total      Interest       Total      Interest
                               Advances     Charges      Advances     Charges
                             -----------  -----------  -----------  -----------
April 1 beginning balances   $55,153,966  $36,698,936  $48,953,121  $31,200,773
Advances this fiscal period    5,758,007    5,294,404    4,380,801    3,972,936
                             -----------  -----------  -----------  -----------
                              60,911,973                53,333,922

Advances by three of the
 Company's subsidiaries          590,265            0      590,265            0
Total net advances as of     -----------  -----------  -----------  -----------
 December 31                 $61,502,238  $41,993,340  $53,924,187  $35,173,709
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


                                                       March 31
Deferred Tax Assets:                               2006         2005
                                                   ----         ----
 Net Operating Loss Carry-forwards           $  3,560,885  $  2,821,200
 Valuation Allowance for Deferred Tax Assets   (3,560,885)   (2,821,200)
                                             ------------- -------------
Net Deferred Tax Assets:                     $          0  $          0
                                             ============= =============

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

The components of current income tax expense as of March 31, 2006, 2005 and 2004 respectively are as follows:

                                             As of March 31

                                     2006         2005            2004
                                     ----         ----            ----
Current federal tax expense    $        0     $      0      $        0
Current state tax expense      $        0     $      0      $        0
Change in NOL benefits         $ (646,200)*   $(78,000)     $  (80,800)
Change in valuation allowance  $        0     $      0      $        0
  Income tax expense           $        0     $      0      $        0


*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years and $55,000 for the fiscal year.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 25,734,016 shares were issued and outstanding as of December 31, 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2006 or 2005.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


c.  STOCK OPTION ACTIVITY:


                             12/31/06         03/31/06
                        ------------------------------------
                                  Weighted          Weighted
                        Option     Average Option    Average
                        Shares     Price   Shares     Price
                        ------     -----   ------     -----
Outstanding, beg. yr.      0        N/A       0        N/A
Granted                    0        N/A       0        N/A
Exercised                  0        N/A       0        N/A
Forfeited                  0        N/A       0        N/A
Expired                    0        N/A       0        N/A
                        ----       -----   ----       -----
Outstanding, end of yr.    0        N/A       0        N/A
                        ====       =====   ====       =====

There were no stock options issued or outstanding as of December 31, 2006.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2006, there were no shares due to other parties for shares borrowed or for interest payment.

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. Twenty thousand of these shares were issued during the second quarter. None were issued in the third quarter ended December 31, 2006.

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006


g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2006, 546,655 common shares remained in the account. During this fiscal period 60,000 shares were sold, leaving a balance of 486,655 common shares as of December 31, 2006.

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received.

LITIGATION

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

Company Net Advances to the Joint Venture
-----------------------------------------

                                           Total      Interest
                                         Advances     Charges
                                         --------     -------
Beginning balance                      $55,153,966   $36,698,936
 Advances during fiscal year ended
  December 31, 2006                      5,758,007     5,294,404
                                       -----------   -----------
 Total Company's net advances           60,911,973    41,993,340
 Advances by three of the Company's
  subsidiaries                             590,265             0
                                       -----------   -----------
 Total net advances as of
  December 31, 2006                    $61,502,238   $41,993,340

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

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

                         Mining *1 El Salvador,
                            Central America       Corporate Headquarters
                         ----------------------   ----------------------
Fiscal period ended
 December 31, 2006
 Sales and revenues            $         0             $           0
 Depreciation & amortization             0                         0
 Operating income (loss)                 0                  (127,770)
  Total assets                  41,439,555                   231,643
  Capital expenditures           2,233,579                         0

Fiscal period ended
 December 31, 2005
 Sales and revenues            $         0             $          0
 Depreciation & amortization             0                        0
 Operating income (loss)                 0                 (117,839)
  Total assets                  38,400,974                  236,300
  Capital expenditures           1,928,267                        0

*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

The following is a tabulation of unaudited quarterly operating results for the years ended 2007 and 2006:

                                                     Per Share
                           Operating               Basic/Diluted
Fiscal year ended 3/31/07  Revenues    Net (Loss)  Net Income/(Loss)
-------------------------  ---------   ----------  -----------------
First quarter 06/30/06        $0       $ (40,579)         $0
Second quarter 09/30/06       $0       $ (44,518)         $0
Third quarter 12/31/06        $0       $ (42,673)         $0

                           Operating
Fiscal year ended 3/31/06  Revenues    Net (Loss)    Income/(Loss)
-------------------------  ---------   ----------    -------------
First quarter 06/30/05        $0       $ (40,966)         $0
Second quarter 09/30/05       $0       $ (41,846)         $0
Third quarter 12/31/05        $0       $ (35,027)         $0

           COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  DECEMBER 31, 2006

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECUTITIES LITIGATION REFORM ACT OF 1995

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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2006 and 2005. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)




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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005
-----------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $127,720 or $.00 cents per share for the fiscal third quarter ended December 31, 2006. This compares to a net loss of $117,839 or $.00 cents per share for the fiscal third quarter ended December 31, 2005.

There was no current or deferred provision for income taxes during this fiscal period ended December 31, 2006 or 2005. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal periods ended December 31, 2006 or 2005. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

The Company recorded and capitalized interest expense in the sum of $1,798,108 during this fiscal period compared to $1,506,469 for the same period in 2005, and it was eliminated with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE SAME THREE-MONTH PERIOD ENDED DECEMBER 31, 2005
-----------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $42,173 or $.00 cents per share for the three-month period ended December 31, 2006. This compares to a net loss of $35,027 or $.00 cents per share for the three-month period ended December 31, 2005.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)




There was no current or deferred provision for income taxes during the fiscal period ended December 31, 2006 or 2005. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal quarter ended December 31, 2006 or 2005. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year.

Interest expense was recorded by the Company during this fiscal period; it was eliminated by reducing the interest income earned from the Joint Venture.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

The Company continues to rely on its directors, officers, related parties and others for its funding needs. The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past. It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of increasing its gold ore reserves will be greatly enhanced if the price of gold stays at the current or higher level.. These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc. The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

From September 1987 through December 31, 2006, the Company has advanced the sum of $60,911,973 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $61,502,238. This investment includes the charge of $41,993,340 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
----------------------------------------------

In October 2006, the Financial Accounting Standards Board ("FASB") issued FAS 123(R)-5, Amendment of FASB Staff Position ("FSP") FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP should have no effect on the financial reporting.

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts. The Company is currently determining the effect of this Statement on its financial reporting.

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. The required disclosure in a Form 8-K filing is effective for "triggering events" that occur on or after November 7, 2006. The Company is currently determining the effect these amendments will have on its financial reporting.

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

ASSET RETIREMENT OBLIGATIONS

The Company, when the occurrence arises, plans to adopt a Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting that amount for

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)



estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. The present value of the asset retirement obligation is recorded as either an additional property cost or expensed, depending on the stage of the mines' life cycle, and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) will be included in depreciation, depletion and amortization expense and the accretion of the discounted liability will be recorded as a separate operating expense in the Company's Statement of Operations.

STOCK-BASED COMPENSATION

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

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2006, the Company, and three of its subsidiaries have advanced to the Joint Venture $61,502,238. Included in the total advances is the interest charged to the Joint Venture by the Company, which amounts to $41,993,340 through December 31, 2006. So far, the Company furnished all of the funds required by the Joint Venture. The cost of the interest charge has been eliminated from these financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


LITIGATION
----------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

When in full production, the Company's earnings and cash flow may be significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price of gold has fluctuated between $252 per ounce and $700 per ounce. The Company has not been engaged in any hedging contracts whatsoever. Therefore, it had no outstanding forward gold contracts.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


As of December 31, 2006, the Company's note payable to related parties was $15,742,201 and to others $307,053, for a total of $16,049,254. Most of the debt is subject to interest at a rate of two to four percent over the prime rate, but not less than sixteen percent, payable monthly, secured by the Company's assets and more fully described in the financial statements.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - DECEMBER 31, 2006
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - DECEMBER 31, 2006
                            PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.

Item 2.   Changes in Securities

          None, except as disclosed in the Consolidated Statements of Changes in Shareholders' Equity.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

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


                       *Filed herewith


               (b)     Reports on Form 8-K

               On December 15, 2006, the Company filed a Securities and Exchange Commission Form 8-K announcing its claims filed with the El Salvadoran Supreme Court Administration Division against the El Salvadoran Ministry of Environment and Natural Resources. Reference is made to Item 1. Legal Proceedings.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMERCE GROUP CORP.
                                  Registrant/Company

                                  /s/ Edward L. Machulak
Date:  January 30, 2006           ______________________________________
                                  Edward L. Machulak
                                  President,  Chief Executive, Operating and
                                  Financial Officer and Treasurer