Form 10-K
period 2007-03-31
COMMERCE GROUP CORP /WI/
filed 2007-06-29
CIK 109757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the Registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Yes  __   No  x

The aggregate market value of the 18,074,069 registrant’s common shares held by nonaffiliates of the registrant based on the closing sale price of the OTC BB on September 30, 2006 was approximately $1,084,444.

At March 31, 2007, there were 27,778,596 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  __   No  x

COMMERCE GROUP CORP.

2007 FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended March 31, 2007

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

  3

Item 2.

Properties

16

Item 3.

Legal Proceedings

28

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 4(a).

Executive Officers and Managers of the Company

29

PART II

Item 5.

Market for the Company’s Common Stock and Related Stockholders’ Matters

30

Item 6.

Selected Financial Data

33

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

34

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

48

Item 8.

Financial Statements and Supplementary Data

50

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

80

Item 9(a).

Controls and Procedures

80

Item 9(b)

Other Information

80

PART III

Item 10.

Directors and Executive Officers of the Registrant

81

Item 11.

Executive Compensation

81

Item 12.

Security Ownership of Certain Beneficial Owners and Management

81

Item 13.

Certain Relationships and Related Transactions

81

Item 14.

Principal Accounting Fees and Services

81

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

82

Subsidiaries

Consent of Chisholm, Bierwolf & Nilson, LLC

Certification Pursuant to Section 302

Certification Pursuant to Section 302

Certification Pursuant to Section 906

Certification Pursuant to Section 906

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
Grade

The metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tons which contain 2,204.6 pounds or 1,000 kilograms.  This report refers to ounces per ton.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this annual report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, among others, scoping and feasibility studies for the San Sebastian Gold Mine, mineralized material estimates, reserve estimates, potential residual production levels, future expenditures, cash requirement predictions and the ability to finance continuing operations.  Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the factors described in this annual report on Form 10-K.  Many of these factors are beyond our ability to control or predict.  We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

General

Commerce Group Corp. (“Commerce,” the “Company,” and/or the “Registrant” and reference to these identifications such as “we,” “our,” and “us” may be used herein to refer to Commerce or to any or all of wholly-owned subsidiaries of Commerce) is the only precious metals company that has produced gold and silver in the past twenty or more years in the Republic of El Salvador, Central America.  Furthermore, since 1968, Commerce has been operative in the exploration, exploitation, development, and production of precious metals in El Salvador.  Its gold ore reserves in the San Sebastian Gold Mine (SSGM) exceed 1.5 million ounces.  Commerce’s objectives are to obtain a sufficient amount of funds to expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation at its SSGM to produce gold at a profit.  It further plans to broaden its exploration targets as the opportunity to discover more gold and silver is evident.  Commerce simultaneously continues to seek a compatible acquisition, merger, other business arrangement, or an endeavor in which synergism will prevail.  This combination  should continue to enhance the value of Commerce’s common shares.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters since its inception have been based in Milwaukee, Wisconsin.  Commerce was organized in 1962 and its common shares have been publicly traded since 1968.  The Company’s shares have been trading on the Over the Counter Bulletin Board  (OTCBB) under the trade symbol CGCO.OB, on the Pink Sheets under the trade symbol of CGCO.PK, and on the Berlin-Bremen Stock Exchange under the trade symbol of C9G since October 2006.  The organizational chart on the following page reflects the mining organization and the mining activities in El Salvador as of March 31, 2007.  Presently Commerce has 100% ownership in the precious metals that are in its concession rights.

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
82 ½% Ownership
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
5/28/04 (received 6/4/04) 45 sq. km.
San Sebastian Gold Mine
("SSGM")
City of Santa Rosa de Lima 10/68
San Felipe-El Potosi Mine*1
("Potosi")
City of El Potosi 9/93
Modesto Mine*1
("Modesto")
City of El Paisnal 8/93
Hormiguero Mine*1
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
Mines
1. SSGM
2. La Lola Mine
3. Santa Lucia Mine
4. Tabanco Mine

Precious Metal Mining

Commerce continues to be involved in the exploration, exploitation, development and production of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture (“Joint Venture”).  Commerce holds a nearly 100% interest in the Joint Venture which is the operator of the San Sebastian Gold Mine (“SSGM”).

Commerce’s objective is to enhance the value of its shares by realizing profits from the production and sale of gold and silver, cash flow, and by increasing its gold/silver ore reserves.  This may be achieved by its being a low-cost gold producer, by increasing production and by expanding its gold ore reserves.

Commerce currently has the 304-acre SSGM exploitation concession which was granted by the El Salvadoran Department of Hydrocarbons and Mines.  The 15,404,096 tons of proven reserves in this concession contain 1,506,732 ounces of gold.  Commerce has an opportunity to increase its gold ore reserves since on March 3, 2003, it received the New San Sebastian Gold Mine Exploration Concession/License hereinafter identified as the “New SSGM.”  It is currently exploring targeted areas in this 42-square kilometer area (10,374 acres), which includes three formerly-operated mines and encompasses the SSGM.

The Government of El Salvador on May 25, 2004 granted the Nueva Esparta Exploration Concession/License which consists of 45 square kilometers of area (11,115 acres) and includes eight formerly-operated gold and silver mines.  This concession which abuts the New SSGM concession further enhances the potential to increase gold and silver ore reserves through the exploration of the eleven formerly-operated gold and silver mines located in both exploration concessions.   The SSGM concession map is located on the following page.

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

Operations

On December 31, 1999, there was significant concern about the price of gold declining to $250 an ounce with a strong indication that the price per ounce would continue to decrease.  With this in mind, the Joint Venture decided to temporarily suspend its processing of gold at its SCMP.  In order to preserve the integrity of the SCMP equipment, it was necessary for the Company to have adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant.   The initial resumption of producing gold was accomplished with the SCMP used equipment that the Joint Venture purchased on February 23, 1993.  Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced, retrofitted or overhauled.  Concurrent with the decision to suspend processing gold ore was the awareness to increase efficiency by expanding the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation.  From March 31, 1995 through December 31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were produced at the SSGM and then sold at the respective current world market price.

San Sebastian Gold Mine Concession Map El Salvador, Central America

San Sebastian Peak
EL PARAISO
EXPLORATION CONCESSION
228 Acres
COSIGUINA
16.30 Acres
EXPLOITATION CONCESSION
304 Acres
EXPLORATION CONCESSION
1,166 Acres
SALAZAR
4.79 Acres
RIO CAMARON
RIO SANTA ROSA
RIO LAS MARIAS

Three Areas	Acres
SSGM Exploitation	304
SSGM Exploration	1,166
El Paraiso Exploration	228

Scale

1 : 20,000 Meters

Ore Reserves

L = 1.0 km. or 3,300 ft.
W = 250 mts. or 825 ft.
D = 200 mts. or 660 ft.

Average Grade: 0.025 ounces of gold per ton

Total tonnage 138,219,230
Total probable/possible ounces of gold: 3.4 million
Total probable/possible ounces of silver: 0.4 million

There are approximately 1.5 million ounces of proven and estimated gold ore reserves at the SSGM.   Although the financial statements presented herein reflect that the SSGM is the only one of the Company’s mining properties which has generated revenues, there are strong indications of commercial gold/silver ore present at some of the other gold mine sites.

At the current stage of the exploration and development, the Company’s geologists have defined the following gold reserves:

			Ounces ------------------------------
Location	Tons	Average Grade	Proven	Probable	Total
San Sebastian Gold Mine
(a) Virgin ore, dump and waste material	14,404,096	0.081	1,166,732		1,166,732
(b) Stope fill (estimated)	1,000,000	0.340	________	340,000	340,000
	15,404,096		1,166,732	340,000	1,506,732

The anticipated recovery for processing via the SCMP will range from 85% to 95% and for heap leaching from 65% to 70%.

SSGM Joint Venture Arrangements

Commerce acquired 82 1/2% of the authorized and issued common shares of San Sebastian Gold Mines, Inc. (“Sanseb”), a Nevada corporation formed on September 4, 1968.  Approximately 200 unrelated shareholders hold the balance of Sanseb’s shares.  From 1969 forward, Commerce has provided substantially all of the capital required to develop a mining operation at the SSGM, to fund exploration, and to acquire, refurbish and operate the SCMP.

On September 22, 1987, Commerce and Sanseb entered into a joint venture agreement (named the “Commerce/Sanseb Joint Venture” and sometimes referred to herein as the “Joint Venture”) to formalize the relationship between Commerce and Sanseb with respect to the mining venture and to divide profits.  The terms of this agreement authorize Commerce to supervise and control all of the business affairs of the Joint Venture.  Under this agreement 90% of the net pre-tax profits of the Joint Venture will  be  distributed  to  Commerce  and  ten  percent  to  Sanseb, and because Commerce owns 82 1/2% of the authorized and  issued shares of Sanseb, Commerce in effect has an over 98% interest in the activities of the Joint Venture.  In order to maintain current accounting between Commerce and Sanseb, the interest charges to Sanseb on advances made by Commerce are kept separately.  Therefore, when profits are earned, the recorded interest due to Commerce will be paid from the cash distributions due and payable to Sanseb.

The Joint Venture leases the SSGM from the Company’s 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. (“Misanse”), an El Salvadoran corporation.  On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the “Renewed SSGM,” from the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM).  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Item 8.  Financial Statements and Supplementary Data, Note 7).  The Misanse shareholders and directors have acknowledged, approved and confirmed at this shareholders’ meeting the total amount owed to Commerce for funds provided to obtain and maintain this lease agreement and concession.

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

From 2003 to the present the Joint Venture is performing exploration at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, and from 2005 the La Joya Mine, which are included in the New SSGM and in the Nueva Esparta Concessions/Licenses.

The Government of El Salvador has issued the Modesto and San Felipe-El Potosi mining concessions to others.  Commerce’s attorneys have challenged the legality of the issuance of these concessions.  Commerce owns certain properties  believed to be  crucial  to the Modesto Mine.  It plans to apply for concessions on the Modesto property that it owns.  It also has a lease agreement with the owners of the San Felipe-El Potosi Mine.  Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the landowner.

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

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and produced gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold.  The gold world market price is generally influenced by basic supply and demand fundamentals.  The price of gold/silver is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company’s control, including, but not limited to, expectations for inflation, the relative strength of the United States’ dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors.  The supply and demand for gold can also greatly affect the price of gold.  The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies.  The Company’s present and past practice has been to sell its gold and silver at the world market spot prices.  Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals.  There are many worldwide refiners and smelters available to refine these precious metals.  Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis.  The Joint Venture’s SCMP operation which produces doré was refined by and sold to a refinery located in the United States.  During the past five years the average annual spot market price of gold has fluctuated between $276 and $725 an ounce.

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies.  As this time the Company believes no single gold-producing company could have a large impact to offset either the price or supply of gold in the world market.  There are many mining entities in the world producing gold.  Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company.  The Company believes that the expertise of the Joint Venture’s experienced key personnel, its ability to train its employees, its low overhead, its gold ore resources, its accessibility to the mine, its infrastructure, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits.

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

Since the Government of El Salvador (GOES) has established a new Mining Law effective February 1996, its exploration, exploitation, development, and production programs are subject to environmental protection.  The GOES has established the Office of the El Salvador Ministry of Environment and Natural Resources (MARN).  In order to comply with mining law, the Company was required to obtain environmental permits.  On October 15, 2002, an environmental permit under MARN Resolution 474-2002 was issued for the SCMP.  On October 21, 2002, an environmental permit under MARN Resolution 493-2002 was issued pertaining to the SSGM.  This permit was renewed for a three-year period with the issuance of Resolution No. 3026-003-2006 dated January 4, 2006.

On or about September 13, 2006, without any prior notice, the El Salvador Ministry of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of the MARN Resolution dated July 6, 2006 which included its San Sebastian Gold Mine Exploitation and San Cristobal Mill and Plant environmental permits.  These were the only permits of their kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel, after reviewing the two letters (one for the SSGM exploration concession and the other for the SCMP exploitation concession) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Ministry of Environment’s office; a second letter was submitted by our legal counsel as the Ministry of Environment’s office requested a response to the first letter.

On or about December 6, 2006, the Company’s legal counsel filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints against the revocation of the environmental permits: one for the San Sebastian Gold Mine and the other for the San Cristobal Mill and Plant.  In these complaints the attorney filed the Company’s following defense:

1.

Violation of the Right to a Hearing and Due Process – pursuant to Articles 88 and 93 of the Environmental Law.  On January 4, 2006 under MARN Resolution No. 3026-003-2006, the environmental permit was extended.

2.

Lack of legal foundation for the sanction – the Company was not in production, therefore, it could not be in violation.  This fact was verified by a written MARN report after a site inspection on June 23, 2006.

3.

Excess of Authority – besides revoking the environmental permit, MARN orders the closing of operations which said determination and authority are under the jurisdiction of the El Salvador Ministry of Economy’s office.

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

Misanse, the Company’s majority-owned subsidiary (52%) owns the SSGM real estate consisting of approximately 1,470 acres.  This real estate is located approximately two and one-half miles northwest of the city of Santa Rosa de Lima, off of the Pan American Highway (a four-lane, first-class highway), about 108 miles southeast of the capital city of San Salvador, El Salvador, and is about 11 miles west from the border of the Country of Honduras.  It is also about 26 miles from the city of La Union which has railroad and port facilities.  The Company, on January 14, 2003, renewed its lease into a long-term lease arrangement with Misanse.

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

Employees

As of March 31, 2007, the Company and its wholly-owned subsidiaries employed between 40 and 55 full-time persons, which number may adjust seasonally.  The Company also employs up to four persons, including part-time help, in the United States.  None of the Company’s employees are covered by collective bargaining agreements.

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

2.	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.	Application is to be submitted for a mineral concession on the real estate owned by the Company to own 100% of the precious metals extracted from the real estate owned by the Company.	09/93	On the Company-owned land it appears as if this will be an underground operation. Therefore, no cost for interest.	Undetermined until a preliminary drilling program is completed; estimated cost of drilling is $2 million.	Undetermined.

3.	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador.	Equipment 02/23/93 and thereafter Lease 11/12/93

Equipment purchased and extensive retrofitting was and continues to be performed.  The cost of the investment through 03/31/06, including the crushing system located at the San Sebastian Gold Mine, is  $6,946,070.

To expand the plant, including a crushing system to a capacity of 500 tons per day; an estimated sum of up to $4 million may be required, all dependent whether new or used equipment will be purchased.

Curbed production commenced March 1995; expansion program in progress.  Operations suspended on 12/31/99 until the existing equipment is overhauled, repaired, restored and expansion of the SCMP facilities are completed, and dependent on the price of gold.

4.	New San Sebastian Gold Mine Exploration Concession/License consisting of 42 square kilometers.	Exploration concession issued by the Government of El Salvador for 100% ownership of the precious metals.	02/03	Undetermined until negotiated with the surface rights’ owners.	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.	Undetermined until exploration is completed.

5.	Nueva Esparta Exploration Concession/License consisting of 45 square kilometers.	Exploration concession issued by the Government of El Salvador for 100% ownership of the precious metals.	05/04	Undetermined until negotiated with the surface rights’ owners	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.	Undetermined until exploration is completed.

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

SSGM Reserves and Operation

GOLD ORE RESERVES (03/31/07)	Tons	Average Gold Grade (OPT)	Gold Ounces(1)
Ore - virgin (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Total proven reserves	15,404,096		1,506,732
Probable reserve and open pit	122,815,134	0.016	1,948,748
Total proven and probable	138,219,230	0.025	3,455,480

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

Approximately 960,000 tons of dump material present at the SSGM site, with grades ranging from 0.082 to 0.178 ounces of gold per ton, have been combined with the virgin ore reserves.   The Company’s consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period made an analysis of the underground stope fill material.  The grade of the stope fill averages 0.34 ounces of gold per ton.  It is estimated that there are about one million tons available for SCMP treatment from the underground operations.  It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it eventually will be encountered in the open-pit operations.

The Company’s geologists determined the probable ore reserves by calculating the gold ore in an area consisting of 3,300 lineal feet in length, 825 lineal feet in width, and 660 feet in depth, to determine the volume.  To support these additional reserves, this Company, since July 1987, has completed the following in the SSGM-site:  116,121 lineal feet of 22 miles of surface trenching; 2,162 lineal feet of test pit hole excavation; 42,372 lineal feet of underground adit workings; more than 19,775 feet of diamond core and reverse circulation drilling, and a total of 78,441 fire assays were completed at the Company’s laboratory.  Also, there were more than 30 miles of former adit excavations. These samples, extending the diamond core and reverse circulation drilling, reflected a grade of 0.025.  Samples from the 30 miles of former underground workings were assayed.

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

On July 23, 1987, the Government of El Salvador delivered and granted to Misanse, possession of the mining concession.  At that time this provided the right to extract minerals and export gold and silver  for a term of 25 years (plus a 25-year renewal option) beginning on the first day of production from the real estate which encompasses the SSGM owned by Misanse.  Misanse assigned this concession to the Joint Venture.

Effective February 1996, the Government of El Salvador passed a law which required mining companies to pay to it three percent of its gross gold sale receipts and an additional one percent is to be paid to the El Salvador municipality which has jurisdiction of the mine site.  As of July 2001, a series of revisions to the El Salvador Mining Law were made.  A principal change is that the fee payable to the GOES has been reduced to two percent of the gross gold and silver receipts.

Renewed San Sebastian Gold Mine Exploitation Concession/License under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the Department of Hydrocarbons and Mines (DHM), it was agreed to submit an application for the Renewed SSGM for a 30-year term and to  simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company’s El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made.  The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax.  On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM replaces the collateral that the same parties held with the previous concession.

New SSGM Exploration Concession/License under El Salvador Resolution Number 27 (New SSGM) - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM.  The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union, Republic of El Salvador, Central America.  On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date of December 27, 2003, following the notification of this resolution which was received on March 3, 2003.  The New SSGM may be extended for two two-year periods, or for a total of eight years.  This concession is in the process of being renewed for a period of four years.  Besides the San Sebastian Gold Mine,  the following three other formerly operative gold and silver mines included in the New SSGM are being explored:  the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.  Historical data reflects the following:

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

Nueva Esparta Exploration Concession/License (Nueva Esparta) Resolution Number 271 - 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration concession for a period of four years with a right to request an additional four year extension.  An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles.   Included in the Nueva Esparta are eight other formerly-operated gold and silver mines known as:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  Historical data reflects the following:

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

The La Joya Mine is located in the Canton La Joya.  Records relating to activities were not preserved.  While exploring the region, Commerce found three parallel wide quartz veins ranging from six to 25 feet running northwest to southeast for a distance of over one mile.  The grass roots exploration suggests that this is an area with great ore potential.

At this time there is no available information about the Oro Mine.  It is a short distance south of the Montemayor Mine.  This should be a good exploration target.

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
Exploitation
Area
Santa Lucia Mine
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

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a curbed production operation until it receives the funds that it requires or enters into a business arrangement.  It now intends to obtain a sum of $19 million or more  to commence an open-pit, heap-leaching operation at the SSGM site.  These funds are required to install the crushing  system and plant, to purchase mining equipment, and for working capital. The Joint Venture may be able to lease this equipment.  When these funds are available, the Joint Venture intends to start processing gold ore from its open pit at a production level of 2,000 tons per day (expected 50,000 ounces annually).  During the second year, the production level plans are to expand production to  3,000 tons per day (the funds for this expansion could be generated from profits, with an expectation of 56,000 ounces annually).  An increase to process 4,000 tons of gold ore per day would take place during the third year with an expectation of producing 75,000 ounces annually and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year (with an expectation of producing 113,000 ounces annually); all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold ore and it is believed that a substantial amount of gold ore can be proven during the production period to continue operating at the same levels for a much longer period.

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

After completing the necessary surveying, mapping and planning, the Joint Venture proceeded to clean and trench the surface and adit vein exposure.  Since August 1993, 3,084 metric feet of surface channel trenching (10,177 feet) and 866 meters (2,858 feet) of adit cleaning were completed.  In addition,  four inclines have been excavated for entry.  A total of 4,027 fire assay samples were performed revealing an average grade of 0.035 ounces per ton.  The Joint Venture suspended its exploration during July 1997 as the Government of El Salvador awarded the concession of the property to another mining company.  The Company believes that it owns the title to key property; therefore permission from the Company will be required before entry can be made by others.  The Joint Venture, upon advice of legal counsel, intends to file an application for a concession (license) on the property it owns.

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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain’s review, was executed by and between Corsain and the Company.  This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax.  The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments.  This lease agreement expired, however the Company’s legal counsel is attempting to resolve the amount due for the inflation  increases during the period of November 12, 2003 through November 12, 2005.  The SCMP is strategically located to process ore from other mining projects.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) has a capacity of processing up to 200 tons of virgin ore per day.  The following units of operations are required:  crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.

The SCMP has been designed to process up to 500 tons of virgin ore per day.  The SCMP operations were suspended as of December 31, 1999, as the plant, equipment, and facilities have been placed on a care and maintenance status until such time as the Company has sufficient funds to complete a major overhaul in order to place it into operating condition to increase the SCMP’s processing capacity from 200 to 500 tons per day and at a time the price of gold is stabilized to assure a profit.

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

Environmental Matters

Reference is made to San Sebastian Gold Mine “Environmental Matters.”  The same information applies.  On March 15, 2006, the Office of the El Salvadoran Ministry of Environment and Natural Resources (MARN) issued an environmental permit (Resolution 3026-003-2006) relative to the Renewed SSGM Exploitation Concession and the San Cristobal Mill and Plant.  On or about September 13, 2006, MARN revoked both permits.  For more details, reference is made to page 12, “Environmental Matters” and to Item 3.  Litigation.

The Joint Venture Laboratories (Lab)

The Joint Venture has two laboratories:  one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site.  A total of 78,441 samples of exploration fire assays have been logged through March 31, 2007.  This total does not include the assays that were performed for production purposes.

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

Item 3.  Legal Proceedings

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  For more details, reference is made to page 12, “Environmental Matters.”

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2007.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years.  All officers are elected at the annual meeting of the directors, which is usually held after the annual shareholders’ meeting.

Name	Age as of March 31, 2007	Executive Offices Held With Company (1)	Period Served In Office (2)
Edward L. Machulak	80	President, Chief Executive, Operating and Financial Officer Treasurer	9/14/62 to present 06/78 to present
Edward A. Machulak (Son of the President)	55	Executive Vice President Secretary Assistant Secretary	10/16/92 to present 1/12/87 to present 4/15/86 to 1/12/87
Luis A. Limay	65	Project and Mine Manager Manager of El Salvador Operations	10/86 to 1995 03/95 to present

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

Officers’ and Key Management’s Experience

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward L. Machulak, a founder of the Company, has been employed by the Company since September 1962.  Mr. Machulak has served as the President, Director, and Chairman of the Board of Directors of the Company since 1962, Treasurer since 1978, and on March 11, 1991, he was elected as a Member of the Directors’ Executive Committee.  He has been a member of the Audit Committee since February 9, 1998, the date that the Audit Committee was formed, and has been a Director-Emeritus since December 5, 1979.

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

Luis Alfonso Limay was appointed to the position of Project and Mine Manager in October 1986 and is responsible for managing the daily affairs of the Joint Venture.  During March 1995, Mr. Limay was appointed to the position of Manager of El Salvador operations which supersedes his position as Project and Mine Manager.   Mr. Limay also was employed by Sanseb from 1977 through March 1978 as its chief geologist. He obtained degrees in geology and engineering from the National University of San Marlos, Lima, Peru, and the University of Toronto.  He was employed as chief geologist by Rosario Resources in a Honduran underground mining operation and he held the same position with Canadian Javelin, a silver mining company that formerly operated in El Salvador.

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholders’ Matters

(a)  Principal Market and Common Stock Price

The Company continues to be listed on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB and on the Pink Sheets under the trade symbol CGCO.PK.  Since October 21, 2005 its shares were traded on the Berlin-Bremen Stock Exchange under the trade symbol C9G.  Prior to this time, the common shares were traded since 1968 on the Over the Counter, American Stock Exchange, Boston Stock Exchange and on the Nasdaq Smallcap.

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2007 and 2006, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2006.

For the period ended	March 31, 2007		March 31, 2006
	High	Low	High	Low
First quarter ending June 30	$0.22	$0.09	$0.10	$0.07
Second quarter ending September 30	$0.15	$0.05	$0.11	$0.07
Third quarter ending December 31	$0.12	$0.06	$0.21	$0.05
Fourth quarter ending March 31	$0.14	$0.08	$0.24	$0.12

During the first quarter of 2008 up to May 31, 2007 the high and low trading prices for the Company’s common shares were $.12 and $.14 respectively.  The closing price on this date was $.12 a share.

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2007, the Company believes that the common shares were held by approximately 3,600 shareholders; it is estimated that over  95% are United States’ residents.

As of March 31, 2007, the Company’s transfer agent and registrar certified that there were 1,595 shareholders of record.  The number of shareholders of the Company who beneficially own shares in nominee or “street name” or through similar arrangements are estimated by the Company to be approximately 1,300.

As of March 31, 2007, there were issued and outstanding: (a) 27,778,596 shares of common stock; (b) no stock options were issued or outstanding to purchase common stock; and (c) no preferred shares or stock options are issued and outstanding.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available.  No dividends were payable during the last fiscal year ended March 31, 2007.  The declaration of future dividends will be determined by the Board of Directors in light of the Company’s earnings, cash requirements and other relevant considerations.

(e)  Performance Graph

The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Zacks Investment Research, Inc. of Chicago, Illinois prepared the Company's Performance Graph.  With the premise that $100 had been invested on March 31, 2002, by the purchase of the Company's shares, it then compares the Company's performance through March 31, 2007, against two measurements:  the NASDAQ Composite and the Company’s selected Peer Group.  The graph also assumes the reinvestment of dividends, if any, for each measurement period; there were none. The information shown on the chart below is an historical record of the Company’s stock market price, does not reflect the value of the gold ore reserves, and it is not indicative of the Company’s future performance.  The ten companies that comprise the Peer Group are as follows:  Atlas Minerals Inc.; Breakwater Resources Ltd.; Caledonia Mining Corp.; Campbell Resources Inc.; Cassidy Gold Corp.; Central Minera Corporation; Earth Sciences Inc.; Golden Eagle International Inc.; Namibian Minerals Corp.; and Nord Resources Corp.  The Company’s securities were not eligible for continued quotation on the Over the Counter Bulletin Board (OTCBB) effective January 21, 2005 until the eligibility was reinstated on September 30, 2005.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 31, 2002 through March 31, 2007

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00

	2002	2003	2004	2005	2006	2007
Commerce Group Corp	100.00	357.14	285.71	157.14	214.29	142.86
NASDAQ Composite - Total Returns	100.00	73.02	109.08	110.01	129.82	135.31
Peer	100.00	129.28	135.12	152.65	148.45	150.24

The Broad Market Index chosen was the NASDAQ Market Index.  Source:  Zacks Investment Research, Inc., 155 North Wacker Drive, Chicago, IL  60606, Telephone 312-630-9880; Fax 312-630-9898.

(f)  Issue of Securities to Directors and Officers

During the fourth quarter ended March 31, 2007, the Company issued 172,000 of its Form S-8 common shares to its Directors in payment for fees, 120,000 common shares in payment for its annual Officer’s compensation; and 77,750 common shares to a Director for services rendered.

Item 6.  Selected Financial Data

The following table presents certain selected financial information regarding the Company’s financial condition and results over the past five years:

Year Ended March 31 -------------------------------------------------------------------------------------------
	2007	2006	2005	2004	2003
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Income (loss) from continuing operations	$ (173,197)	$ (162,085)	$ (229,936)	$ (237,790))	$ (232,647))
Income (loss) from continuing operations per share:
Basic and diluted	$ (.0100)	$ (.0100)	$ (.0102)	$ (.0113)	$ (.0123)
Weighted average shares - basic and diluted	25,457,052	23,834,988	22,581,814	21,089,812	18,907,958
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital*1	$ 605,787	$ 798,753	$ 496,977	$ 504,882	$ 457,538
Total assets	$42,339,481	$39,248,698	$36,518,576	$39,419,381	$32,500,150
Short-term obligations*1	$21,790,176	$18,857,034	$16,178,620	$13,981,516	$12,329,096
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity	$20,549,305	$20,291,664	$20,339,956	$20,437,865	$20,171,054

*1

Although the majority of the short-term obligations are due on demand, some of these obligations have the attributes of being long-term as most of the debt is due to most of the related parties who have not called for a payment except for nominal amounts of their short-term loans during the past five or more years.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for each of the three years ended March 31, 2007, 2006 and 2005 and the financial condition, liquidity and capital resources for March 31, 2007 and 2006.  The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

Today Commerce is a company with substantial gold and silver ore reserves and a great potential for increasing its gold and silver ore reserves.  The Company is in the precious metals exploration, exploitation, development, production business with all of its mines presently located in the Republic of El Salvador, Central America.  The Company’s objective and goals are to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and then by processing its reserves at an above average profit.  Substantial capital expenditures are required to find, develop and process gold ore.  The Company’s geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous and expanded exploration.  The Company will strive to operate its properties in an efficient manner to maximize the cash flow and earnings.  The strategies to accomplish these goals include commencement of production of gold and silver when adequate funding is available, increasing its gold and silver ore reserves by a more aggressive exploration program, entering into a joint venture or similar creative relationship with respected partners, continuing the good relationship established over the past 38 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

The Company is determined to obtain the capital it requires to produce gold at its San Cristobal Mill and Plant facilities and to construct an open-pit, heap-leach operation on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union, El Salvador.

All of our gold and silver ore reserves are located in the Republic of El Salvador, Central America, in the Departments of La Union and Morazan.  Our geologists have defined the following reserves:

			Ounces
Location	Tons	Av. Grade Per Oz.	Proven	Probable	Total
San Sebastian Gold Mine Department of La Union
Virgin ore	14,404,096.081		1,166,732		1,166,732
Stope fill (estimated)	1,000,000.340		________	340,000	340,000
Balances	15,404,096		1,166,732	340,000	1,506,732
Probable	122,815,134.016		________	1,948,748	1,948,748
Total proven/estimated/ probable	138,219,230		1,166,732	2,288,748	3,455,480

	Department or	Acres
Concessions	Location	Exploitation	Exploration	Total
Renewed San Sebastian Gold Mine	La Union	304	1,394	1,698
New San Sebastian Gold Mine	La Union/Morazan		8,372	8,372
Nueva Esparta	La Union/Morazan	___	11,115	11,115
Total Acreage

The San Sebastian Gold Mine has four contiguous target areas in the 10,070 acre area (1,573 square miles):  the San Sebastian Gold Mine; the Coseguina Hill; the San Juan Hill; and the El Salazar area.  Most of the exploration has been conducted on the San Sebastian Gold Mine, the Coseguina Hill  and the El Salazar area.  Very little exploration has been performed on the San Juan Hill.  The prospects of finding additional commercial grades of ore potentially at the recent gold price is above average. A large part of the San Sebastian Gold Mine remains unexplored.  Also included in the New SSGM concession are four formerly-operated mines.  They are:   the San Sebastian Gold Mine; the La Lola Mine; the Tabanco Mine; and the Santa Lucia Mine.  The Company presently is exploring all four of these mines.

The Nueva Esparta concession consists of 11,115 acres (17.36 square miles) of land to explore.  Included in the concession are eight formerly-operated gold and silver mines:  the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  At the La Joya – Montemayor Mine, the Company discovered a surface vein that as of this writing is over one and one half miles in length and about five to over thirty feet in width.  This area is targeted to be one of the first areas to be drilled.

Reserves and Mineralized Material

As of March 31, 2007, the Company has reported proven, probable and possible mineral reserves of up to 3.4 million ounces of gold at part of its San Sebastian Gold Mine and has reported mineralized material on a number of its properties.  When the Company is producing gold and silver or are developing a mine the Company estimates its ore reserves on at least an annual basis.  The Company has updated its mineralized material estimates from time to time as the information is obtained.

There are a number of uncertainties inherent in estimating quantities of reserves and mineralized material, including many factors beyond the Company’s control.  Ore reserve and mineralized material estimates are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings.  Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine at this time.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves.  The Company uses its ore reserve estimates in determining the unit basis for mine depreciation and amortization of closure costs.  Changes in ore reserve estimates could  significantly affect these items.

The carbon-in-leach process will be used to produce gold at the SSGM.  As the solution percolates through the heap, gold is dissolved from the ore into solution.  This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon.  Through the subsequent processes of acid washing and pressure stripping, the gold is returned to a solution in a more highly concentrated state.  This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars.

When the Company was in production certain estimates regarding this overall process are required for inventory accounting and reserve reporting, the most significant of which are the amount and timing of gold to be recovered.  Although the Company can calculate with reasonable certainty the tonnage and grades of gold ore placed under the mill process system and laboratory analysis, the recovery and timing factors are influenced by the grade of the ore under leach and the particular mineralogy of a deposit being mined.  The Company’s estimates are based on laboratory leaching models which approximate the recovery from gold ore under leach.  From this data the Company estimates the amount of gold that can be recovered and the time it will take for recovery.  The Company continually monitors the actual monthly and cumulative recovery from the carbon-in-leach process as a check against the laboratory models.

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing the 15 million ton ore reserves which should contain approximately 1.5 million ounces of gold.  The Company is determined to raise sufficient capital to enter into production. It plans to joint venture, merge, be acquired  or enter into a business combination that will benefit all parties concerned.

The Company believes that it requires at least $30 million (net) in funding for the expansion of its exploration opportunities and to resume its production of gold and silver from its San Sebastian Gold Mine located near the City of Santa Rosa de Lima, Republic of El Salvador, Central America.  The Company presently plans to use the $30 million as follows:

To resume the production of gold and silver within six months at its San Cristobal Mill and Plant using its higher grade ore, its funding needs amount to (average expected annual production 12,000 ounces of gold)

U.S. $4 million net
To set up an open-pit, heap-leach operation at the San Sebastian Gold Mine site within nine months (average expected annual production for the first seven years and thereafter, 100,000 ounces of gold)	U.S. $19 million net
For preliminary exploration to start within 30 days for a part or for all of the 10,000 acres of the New San Sebastian Gold Mine area consisting of three former mine operations up to	U.S. $2 million net
For preliminary exploration to begin within 30 days for a part or for all of the 11,000 acres of the Nueva Esparta concession consisting of eight former mine operations up to	U.S. $2 million net
Contingent fund availability, inflation costs and for accelerating the above projects	U.S. $3 million net
Total	U.S. $30 million net

All of the Company’s mines are located in the Republic of El Salvador, Central America.  The Government of El Salvador (GOES) via the Ministry of Economy’s office has issued the following three concessions:

1.

On or about May 20, 2004, the Renewed San Sebastian Gold Mine Exploitation Concession/License (Renewed SSGM) was issued by the GOES for a period of 30 years.  This gives the Company the right to extract and process its ore reserves to produce gold and silver from the San Sebastian Gold Mine site.  The Company’s geologists have determined that there are approximately 1.2 million ounces of gold/silver in the 14.4 million tons of ore and they have estimated that there are an additional 340,000 ounces of gold/silver contained in the one million tons of stope fill.

2.

On or about February 27, 2003, the GOES granted to the Company the New San Sebastian Gold Mine Exploration Concession/License (New SSGM) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession/License.  This exploration concession is in the process of being renewed.  This concession gives the right to exploration of the subsurface in this area.  In this area there are three formerly operated mines:  La Lola Mine, Santa Lucia Mine and Tabanco Mine.  Presently the Company is performing exploration work at the Tabanco and La Lola Mine area.

3.

On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration Concession/License consisting of 11,115 acres of area to explore.  This concession abuts the New SSGM Exploration Concession/License and it has eight formerly operated gold/silver mines:   the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  The Company did exploration work on the Montemayor Mine from 1995 - 1997 and it has resumed its exploration work in these mines.

The Company is a U.S. Wisconsin chartered corporation engaged in exploration, exploitation, development and gold and silver production with its primary asset being the San Sebastian Gold Mine (SSGM).  The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period  The Company became involved as an investor and then as a majority owner.  Gold and silver was produced from mid-1972 through the first quarter of 1978.  The suspension was caused by the El Salvador civil unrest which peace pact was entered into in December 1992 conditioned upon meeting the terms and conditions of this peace agreement during a three-year period.  Production of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold (lowest price about $252) at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP).  The Company presently is seeking funds to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site.  Its alternative is to joint venture or to enter into a merger or other business combination.

Financing Activities, Liquidity and Capital Resources

The Company wants to proceed with its plan to re-start its San Cristobal Mill and Plant operations, but it will require financing for the expansion of its production capacity from 200 to 500 tons per day and to retrofit this plant.  In order to obtain funding there are multiple sources which could include private equity investment, public equity offering, debt, and other forms of creative funding approaches.

Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its production capacity should be expanded.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than 0.04 ounces per ton.  The Company’s engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation should produce approximately 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

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

The Company continues to be cognizant of its cash liquidity until it is able to produce adequate profits from its SSGM gold production.   It will attempt to obtain sufficient funds to assist the Joint Venture in placing  the SSGM into production as the anticipated profits from the existing SCMP operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital  and the other mining exploration requirements.  In order to continue obtaining funds to conduct the Joint Venture’s exploration, exploitation, development, expansion programs, and the production of gold from the SSGM  open-pit, heap-leaching operation, it is  necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

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

From September 1987 through March 31, 2007, the Company has advanced the sum of $62,925,723 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company’s subsidiaries have advanced the sum of $590,265, for a total of $63,515,988.  This investment includes the charge of $43,853,373 for interest expense during this period of time.  The funds invested in  the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals’ cyanide leaching mill and plant,  for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the La Joya Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company’s electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation,  for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

Debt

Most of the debt is owed to related parties as follows:

	Related Parties	Others	Total
Accounts payable - Commerce	$ 108,372	$ 5,922	$ 114,294
Accounts payable - Comseb	241,173	12,456	253,629
Notes payable and accrued interest	16,410,397	312,379	16,722,776
Accruals – salaries	3,477,568		3,477,568
Accruals – legal fees	415,035		415,035
Accruals – other – Commerce	635,600	171,274	806,874
Total		$502,031

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

Cash Deposits and Surety Bonds

The Company was required to provide cash deposits or surety bonds in connection with obtaining its mining concessions and environmental permits.

El Salvador Ministry of Environment Requirements:

The El Salvador Ministry of Economy exploitation concession for the Renewed San Sebastian Gold Mine Exploitation Concession No. 591 dated May 20, 2004 required a three-year, third-party liability guarantee (bond) which was renewed commencing on February 17, 2006 through February 17, 2009 in the sum of $42,857.14.  It was issued by Seguros del Pacifico, S.A., an El Salvadoran bonding and insurance company.

a.

A bond in an amount of $771.49 is required in connection with the environmental permit issued on October 15, 2002 under MARN Resolution No. 474-2002 for the San Cristobal Mill and Plant.  This bond was originally issued on October 15, 2003 for a period of three years.  The Company believes that it was renewed.  The environmental concession was revoked without notice, cause, or reason by MARN Resolution No. 3249-779-2006 dated July 5, 2006.  The notice was first delivered to the Company  on or about September 13, 2006.

b.

A bond in an amount of $14,428.68 is required in connection with the environmental permits issued on October 20, 2002 under MARN Resolution No. 493-2002 for the Renewed San Sebastian Gold Mine Exploitation permit.  This permit was renewed on March 15, 2006 for a term of three years and an audit by MARN was made.  The environmental permit was revalidated on June 23, 2006.  MARN delivered its revocation of the environmental permit, Resolution No. 3026-783-2006 dated July 6, 2006 on or about September 13, 2006.

On or about December 6, 2006, the Company’s El Salvadoran attorney filed a complaint against the Ministry of Environment with the Honorable Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment violated the right of a notice, hearing and due process, that there is a lack of legal foundation for the sanctions, use of excess authority, and contrary to the El Salvadoran law.

Results of Operation for the Fiscal Year Ended March  31, 2007 Compared to March 31, 2006

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $173,197 or $.01 cents per share for its fiscal year ended March 31, 2007.  This compares to a net loss of $162,085 or $.01 cents per share for the fiscal year ended March 31, 2006.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2007 or 2006.  Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2007 or 2006.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences.  It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will  have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $2,443,624 was recorded by the Company during this fiscal period compared to $2,047,339 for the same period in 2006, and it was eliminated with the interest income earned from the Joint Venture.

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

Results of Operation for the Fiscal Year Ended March  31, 2006 Compared to March 31, 2005

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach gold producing operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $162,085 or $.01 cents per share.  This compares to a net loss of $229,936 or $.01 cents per share for the fiscal year ended March 31, 2005.

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

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2006 or 2005.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

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

Critical Accounting Policies and Estimates

The ensuing discussion and analysis of financial condition and results of operations are based on the Company’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K.  Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared.  Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; non monetary transactions; and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

The financial statements for the fiscal years ended March 31, 2007, 2006 and prior years reflect and include Commerce Group Corp.’s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis.  Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company’s advances included the interest earned on these advances in anticipation of the interest being reimbursed.  Now these advances are restated and combined with the Company’s Consolidated Financial Statements.  Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting.  At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2007, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged.  Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 2, for additional details.

Gold Ore Reserves (03/31/07)	Tons	Average Gold Grade (OPT)	Gold Ounces(1)
Ore - virgin (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Total proven reserves	15,404,096		1,506,732
Probable reserve and open pit	122,815,134	0.016	1,948,748
Total proven and probable	138,219,230	0.025	3,455,480

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

The Company has temporarily suspended its gold processing until such time as it has adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities.  During the last two fiscal periods, the price of gold has increased to a level to place the SCMP operation into a profitable position.

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

Through December  1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin ore it was excavating from its SSGM open pit.  The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site.  It is contemplating the installation  of a pilot open-pit, heap-leaching gold-processing system on the SSGM site.  The cone crushing system is being maintained at this site.  It also is continuing its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves.  The Modesto Mine has been placed on a standby exploration program basis pending the advice from its legal counsel relative to the filing of applications for concessions (licenses) on the real estate that it owns.   Most of the mining properties are located in the Departments of La Union and Morazan in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its production of gold from the SSGM site.  Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company’s main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine.  It intends to commence this gold-mining operation as soon as adequate funding is in place, providing the gold price remains at or above the current price level.  Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation.  The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM.  Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine, the La Joya Mine and the Bañadero Mine.

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

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets nor that the price it will receive for its production is dependent upon world market conditions over which it has no control.

Recently Issued Accounting Standards

The FASB has issued FSP EITF 00-19-2.  This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB 5.  Also a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP will be applied for when the occasion occurs.

In October 2006, the FASB issued FAS 123(R)-5, Amendment of FSP FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No.123(R).  This FSP is effective for the first reporting period beginning after October 10, 2006.  At present, this FSP should not have any effect on the Company’s financial reporting.

In September 2006, FASB No. 157, Fair Value Measurements.  This standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The standard clarifies that for items that are not actively traded, fair value should reflect a price in a transaction with a market participant, including an adjustment for risk.  Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market which the reporting entity transacts.  The Company is currently determining the effect of this statement on its financial reporting.

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors.  The rules affect disclosure in proxy statements, annual reports and registration statements.  These amendments are effective for filings for fiscal years ending on or after December 15, 2006.

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

Employees

As of March 31, 2007, the Joint Venture employed between 40 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of  the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services;  and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.   Also, the Company employs up to four persons, including part-time help, in the United States.   Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Company Advances to the Joint Venture

Since September 1987 through March 31, 2007, the Company, and three of its subsidiaries, have advanced to the Joint Venture $62,925,723.  Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $43,853,773 through March 31, 2007.  So far, the Company furnished all of the funds required by the Joint Venture.  The interest expense has been eliminated from these financial statements.

Efforts to Obtain Capital

Since the concession was granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other El Salvadoran mining prospects.  In more than one instance, the Company has encountered difficulty in negotiating reasonable terms and conditions.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict.  Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required.  However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects.  The decline in the Company’s common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital.  The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past.  There are no assurances that funds will be available, except at this time, there continues to be a greater world-wide interest in the ownership of gold.  The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

Environmental Regulations

The Company’s mining operations are subject to the El Salvador environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage,  use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions.  The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.  Reference is made to “Cash Deposits and Surety Bonds for an explanation of the lawsuit filed against the El Salvador Ministry of Environment for the revoking of the Company’s environmental license.

Guarantees/Bonds

The Company has provided the Government of El Salvador with the following guarantees: on March 15, 2006 a three-year guarantee (bond) was issued by Seguros del Pacifico on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM in the sum of $14,428.68.

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

Impact of Inflation

The impact of the United States’ inflation on the Company has not been significant in recent years because of the relatively low rates of inflation and deflation experienced in the United States.

Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

The Company’s future revenues, earnings and cash flow may be strongly influenced by changes in gold prices, which fluctuate widely and over which the Company has no control.  The Company, if market conditions justify, may enter into gold price protection arrangements in the future, if necessary, to ensure that it generates enough cash flow to support its growth and exploration plans and any debt related to the potential financing.

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction.  At present, the Company’s future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver.  Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies.  During the last five years, the London PM Fix gold price has fluctuated between a low of $272 per ounce in December 2001 and a high of over $700 per ounce in May 2006.  The Company expects gold to be its primary product in the future, but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2007.

Foreign Currency

The price of gold is denominated in U.S. dollars, and the Company’s current gold production operations and significant properties are located primarily in the Republic of El Salvador.  The Republic of El Salvador converted its money into the U.S. dollar system on January 12, 2001 therefore, the Republic of El Salvador’s national currency is the U.S. dollar.

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

Index to Consolidated Financial Statements

And Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm

51

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2007 and 2006

52

Consolidated Statements of Operations, Years Ended March 31, 2007, 2006 and 2005

53

Consolidated Statements of Changes in Shareholders’ Equity

  Years Ended March 31, 2007, 2006 and 2005

54

Consolidated Statements of Cash Flows, Years Ended March 31, 2007, 2006 and 2005

55

Notes to Consolidated Financial Statements

56

Selected Quarterly Financial Data (Unaudited)

79

Supplementary Financial Data:

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Commerce Group Corp., Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (a Wisconsin corporation) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended March 31, 2007, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Chisholm, Bierwolf & Nilson

Bountiful, Utah

May 30, 2007

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Balance Sheets--March 31

2007	2006
ASSETS
Current assets
Cash	$ 5,031	$ 31,303
Other current assets	274,553	239,553
Accounts receivable - related	584,925	584,925
Accounts receivable	0	975
Mining supplies	39,562	39,562
Prepaid items and deposits	32,474	33,798
Total current assets	936,545	930,116

Property, plant and equipment, net	4,693,933	4,525,542
Mining resources investment	36,709,003	33,787,940
Total assets	$42,339,481	$39,243,598
LIABILITIES
Current liabilities
Accounts payable	$ 18,379	$ 51,042
Accounts payable - related	349,545	314,439
Notes and accrued interest payable to related parties	16,410,397	13,748,871
Notes and accrued interest payable to others	312,379	290,779
Accrued salaries	3,477,568	3,276,501
Accrued legal fees	415,035	411,559
Other accrued expenses - related	435,600	399,600
Other accrued expenses - other	371,273	359,143
Total liabilities	21,790,176	18,851,934

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2007-none; 2006-none	$ 0	$ 0

Common stock, $0.10 par value:
Authorized 50,000,000 shares;
Issued and outstanding:
2007 - 27,778,596	2,777,860
2006 - 25,116,016	2,511,602
Capital in excess of par value	19,441,554	19,376,974
Accumulated deficit	(1,670,109)	(1,496,912)
Total shareholders' equity	20,549,305	20,391,664
Total liabilities and shareholders' equity	$42,339,481	$39,243,598

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Operations

For the Years Ended March 31

	2007	2006	2005
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative	$ 173,197	$ 168,585	$ 229,936
Total expenses	173,197	168,585	229,936

Net loss from operations	(173,197)	(168,585)	(229,936)
Other income	0	6,500	0
Net loss before income taxes	(173,197)	(162,085)	(229,936)
Income tax expense	0	0	0
Net loss	(173,197)	(162,085)	(229,936)

Net loss per share basic/diluted	$ (.01)	$ (.01)	$ (.01)

Weighted average basic/diluted common shares outstanding	25,457,052	23,834,988	22,581,814

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended March 31, 2007,  2006 and 2005

Common Stock -----------------------------------------------------
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)
Balances March 31, 2004	22,681,591	$2,268,159	$19,274,597	$(1,104,891)

Net loss for fiscal year ended March 31, 2005				$ (229,936)

Common stock issued for:
Dir./off./employee/services comp.	535,786	53,578	5,649
Payment of debt	500,000	50,000	2,500
Cash	106,357	10,636	9,664	__________
Balances March 31, 2005	23,823,734	$2,382,373	$19,292,410	$(1,334,827)

Net loss for fiscal year ended March 31, 2006				$ (162,085)

Common stock issued for:
Dir./off./employee/services comp.	590,620	59,062	40,652
Payment of debt	601,662	60,167	41,412
Cash	100,000	10,000	2,500	__________
Balances March 31, 2006	25,116,016	$2,511,602	$19,376,974	$(1,496,912)
Net loss for fiscal year ended March 31, 2007				$ (173,197)

Common stock issued for:
Dir./off./employee/services comp.	1,107,580	110,758	0
Payment of debt	750,000	75,000	0
Cash	805,000	80,500	64,580	__________
Balances March 31, 2007	27,778,596	$2,777,860	$19,441,554	$(1,670,109)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows

For the Years Ended March 31

	2007	2006	2005
Operating activities:
Net loss	$(173,197)	$(162,085)	$(229,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	110,758	99,714	59,227
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(34,025)	(22,457)	24,771
Decrease (increase) in prepaid items and deposits	1,323	50,469	11,528
Increase (decrease) in accounts payable and other accrued expenses	50,573	(15,911)	45,832
Increase (decrease) in accrued legal fees	3,476	78,577	5,966
Net cash provided by (used in) operating activities	(41,092)	28,307	(82,612)

Investing activities:
Investment in mining resources and property, plant and equipment	(444,762)	(483,696)	(300,454)
Net cash used by investing activities	(444,762)	(483,696)	(300,454)

Financing activities:
Cash received, related party notes payable	314,502	460,523	346,087
Common stock issued for cash	145,080	12,500	20,300
Net cash provided by financing activities	459,582	473,023	366,387

Net increase (decrease) in cash and cash equivalents	(26,272)	(17,634)	(16,679)
Cash - beg. of year	31,303	13,669	30,348
Cash - end of year	$ 5,031	$ 31,303	$ 13,669

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash information:

	Year Ended
	March 31, 2007		March 31, 2006
A. Cash information	Shares	Amount	Shares	Amount
1. Accrued interest capitalized		$2,443,624		$2,047,339
2. Interest expense paid in cash		-		-
3. Income taxes paid		-		-
B. Non cash investing and financing
Common stock issued for:
1. Director fees, officer compensation, employee benefits and services	1,107,580	$ 110,759	590,620	$ 99,714
2. Reducing related party notes payable	750,000	$ 75,000	601,662	$ 101,579

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(1)  The Company and Basis of Presentation of Financial Statements

(a)

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 (“Commerce,” the “Company” and/or “Registrant”) and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 (“Sanseb”), have formed the Commerce/Sanseb Joint Venture (“Joint Venture”) for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company’s wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires.  Gold bullion, currently the Joint Venture’s principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States.  Expansion of exploration is a goal at the San Sebastian Gold Mine (“SSGM”) which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other mining concessions  neighboring the SSGM site.  Currently expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions.  All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange (C9G).

As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant  (“SCMP”) operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities.

On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres), which is hereafter referred to as the “New SSGM Exploration Concession/License” or the “New SSGM.”  This expanded area provides the Company with an opportunity to increase its gold and silver ore reserves.  Included in this area are three formerly-operated gold and silver mines:  the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.  Thus far, from the exploration performed, the results and findings are very encouraging to continue forward with the expansion of the exploration.

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

The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production.  It will continue its attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into an open-pit, heap-leach production as the anticipated profits from the existing SCMP low volume operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements.  In order to continue to follow its goal to conduct the Joint Venture’s exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

The Company’s directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement.  The verbal and written proposals or arrangements received up to this time were not acceptable by the Company primarily due to the terms and conditions.

The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains at the current price level.  It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the enlargement and development of its gold ore reserves.  Furthermore, it plans to explore the potential of other gold and silver mine exploration prospects in El Salvador.  Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP.  It commenced an exploration program in the New SSGM and in the Nueva Esparta.  Its funding of additional precious metals encourages it to expand the exploration activities.

(b)

Basis of presentation:

Management estimates and assumptions:

Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared.  Therefore, the reported amounts of the Company’s assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates.  The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from the Company’s estimates.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; updating feasibility studies, recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of stock based compensation; fair value of financial instruments and non-monetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation.  The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

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

Minority Interest

During the twelve-months ended March 31, 2007 and 2006, there were no expenses in the entities wherein minority interests existed.  Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

Other Current Assets

1.

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $142,105 as of March 31, 2007.  The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

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

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of March 31, 2007.  The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the President of the Company at the Company’s cost.

2.

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company.  These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable.  An accounting is as follows:

	Misanse	Others	Total
Accounts receivable	$584,925	$ 0	$584,925
Accounts payable	$238,234	$129,690	$367,924

On January 14, 2003, at a Misanse shareholders’ meeting held at the Company’s City of San Miguel, El Salvador office, the Misanse shareholders and the Misanse Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse.  The amount due to Misanse at that time was also approved, ratified and confirmed.

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $238,234 as Misanse is not consolidated with the Company’s financial records.  When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3.

Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.

Accounts Receivable

The accounts receivable consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the Joint Venture’s accounts payable.

Intercompany Balances

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Mining Supplies

Mining supplies consist of consumable supplies used in connection with processing ore, and are stated at the average cost, which is lower than the market value.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

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

Revenue Recognition

Revenue from the sale of gold will be recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured.  Gold sales will be made in accordance with sales contracts where the price is fixed or determinable.  No revenue has been recognized for the years presented.

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

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

Impairments of Long-Lived Assets

The Company evaluates the carrying value of its mine development, mineral interest and mining properties when events or changes in circumstances indicate that the properties may be impaired.  For these assets, an impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of the asset are less than the carrying amount of the asset.  Measurement of the impairment loss is based on discounted cash flows.

Intangible assets subject to impairment are assessed for impairment at least annually or more frequently when changes in market conditions or other events occur.  Impairments are measured based on estimated fair value.  Fair value with respect to such mineral interests, pursuant to a Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place.  No impairment has been recorded as of the periods presented.

Asset Retirement Obligations

Accounting for Asset Retirement Obligations is based on the guidance of SFAS No. 143 which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability.  The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing.  The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability.  The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company’s statement of operations.  No impairment has been recorded as of the periods presented.

Recently Issued Financial Accounting Standards

The FASB has issued FSP EITF 00-19-2.  This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP was not applicable for this fiscal year.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.  This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT No. 140.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

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

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, and security ownership of officers and directors.  The rules affect disclosure in proxy statements, annual reports and registration statements.  These amendments are effective for filings for fiscal years ending on or after December 15, 2006.  The Company is currently determining the effect these amendments will have on its financial reporting.

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

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R).  This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R)-5, Amendment of FASB Staff Position (“FSP”) FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).  This FSP is effective for the first reporting period beginning after October 10, 2006.  This FSP should have no effect on the financial reporting.

Management’s assumptions

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

Loss Per Common Share

The Company has in the past years reported its “Earnings per Share” (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128).  As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share.  Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator).  The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of March 31, 2005, 2006 and 2007.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.  Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively.  Therefore, there is no difference in the loss or the number of basic or diluted shares.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

   Net Loss

      Shares

Per-Share

(Numerator)

(Denominator)

  Amount

For the year ended March 31, 2007:

  Basic EPS

    Net loss to common Shareholders

$

(173,197)

  25,457,052

$

(0.01)

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

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

	March 31, 2007 --------------------------------------------------------			March 31, 2006 ------------------------------------------------------
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Mineral Properties and Deferred Development	$36,709,003	$ 0	$36,709,003	$33,787,940	$ 0	$33,787,940

Property, Plant and Equipment	6,946,076	(2,252,143)	4,693,933	6,777,685	(2,252,143)	4,525,542
	$43,655,079	$(2,252,143)	$41,402,936	$40,565,625	$(2,252,143)	$38,313,482

Breakdown of Property, Plant and Equipment:
SCMP Plant No. 1	$2,061,585	$(1,360,932)	$ 700,653	$2,061,585	$(1,360,932)	$ 700,653
SCMP Plant No. 2	2,865,018	(429,525)	$ 2,435,492	2,782,608	(429,525)	2,353,083
SCMP Mach and Tools	94,531	(94,531)	0	94,531	(94,531)	0
SCMP Crushing Plant	1,477,972	0	1,477,972	1,391,991	0	1,391,991
SCMP Vehicles	202,675	(202,675)	0	202,675	(202,675)	0
SSGM Lab-Bldg.	29,789	(26,296)	3,493	29,789	(26,296)	3,493
SSGM Lab-Equip.	110,702	(110,702)	0	110,702	(110,702)	0
SSGM Metal Shed	553	(553)	0	553	(553)	0
SMO Office	26,929	(26,929)	0	26,929	(26,929)	0
SSGM Land	2,441	0	2,441	2,441	0	2,441
Modesto Land	73,881	0	73,881	73,881	0	73,881
		$(2,252,143)			$(2,252,143)

Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years.  Maintenance and repairs are charged to expense as incurred.  Gains or losses on dispositions are included in operations.  Since the Joint Venture suspended operations effective on March 31, 2000 in view of the weak price of gold and the need to expand the SCMP facilities, no depreciation has been recorded during the following fiscal years.  The Company is maintaining the property and equipment and will begin to depreciate them once operations commence again. Reference is made to Property, Plant and Equipment in note (2)  Significant Accounting Policies.

(4) Commerce/Sanseb Joint Venture (“Joint Venture”)

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation.  Approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares, hold the balance of Sanseb’s stock.  Sanseb was formed in 1968 to explore, exploit, research, and develop adequate gold reserves and to produce gold.  Sanseb produced gold from the SSGM from 1972 through February 1978.

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

Investments in Joint Venture

As of March 31, 2007, the Company’s advances, including charges for interest expense to the Joint Venture, were $62,975,723 and three of the Company’s subsidiaries’ advances were $590,265 for a total of $63,565,988.

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

As of March 31, 2007 and 2006, the Company, Sanseb and three of the Company’s subsidiaries have invested (including carrying costs) the following in its Joint Venture:

	2007	2006
The Company’s advances (net of gold sale proceeds) since 09/22/87	$62,975,723	$55,153,966
The Company’s initial investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the mining projects and amount due to the Company	46,802,101	42,304,616
Total:	116,794,184	104,474,942
Advances by the Company’s three subsidiaries	590,265	590,265
Combined total investment	$117,384,449	$105,065,207

Exploration Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador.  The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP.  The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the existing gold ore reserves.  Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas.  On February 24,  2003, the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the “New SSGM” which area includes and encompasses the existing SSGM.  Also the Company is currently in the process of exploring two of the formerly operated gold mines in this concession.  On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the “Nueva Esparta” and includes eight formerly operated gold/silver mines.  Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this concession.

Mineral San Sebastian S.A. de C.V. (“Misanse”)

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation.  The Company owns 52% of the total of  Misanse’s issued and outstanding common shares.  Approximately approximately 100 El Salvador, Central American, and United States’ citizens own the balance.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession/License, hereinafter identified as the “Renewed SSGM,” from the DHM.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made by related parties (Notes 6 and 7).

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

New SSGM Exploration Concession/License under El Salvador Resolution Number 27 (New SSGM) - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New SSGM, which covers an area of 42 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM Exploitation Concession.  The New SSGM is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America.  On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003.  The New SSGM may be extended for two two-year periods, or for a total of eight years.  It is presently in the process of receiving an extension of time from the GOES.  Besides the San Sebastian Gold Mine,  the following three other formerly operative gold and silver mines included in the New SSGM are being explored:  the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.

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

SCMP Land and Building Lease

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, to lease for a period of ten years, approximately 166 acres of land and certain buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site.  The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States’ inflation rate.  As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States’ inflationary rate adjustments.

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

Modesto Mine

Real Estate

The Company owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador.  This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Notes 6 and 7.

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

(6)  Notes Payable and Accrued Interest

	03/31/07	03/31/06
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the Misanse lease, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)	$16,410,397	$13,748,871
Other Short-term notes and accrued interest (March 31, 2007, $177,379 and March 31, 2006, $155,779) issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.	312,379	290,779

Total:	$16,722,776	$14,039,650

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 26 and 3/4 years, including vacation pay, for a total of $3,351,515 and $3,172,765 at March 31, 2007 and 2006, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2007 and 2006:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $11,372,962 and $9,698,412 at March 31, 2007 and 2006, respectively.  To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,216,540 and $1,099,330 at March 31, 2007 and 2006, respectively, including accrued interest, from the Company’s President’s Rollover Individual Retirement Account (ELM RIRA).  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2007:

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

This related company has been issued an open-ended, secured, on-demand  promissory note which amounts to $2,673,457 and $2,043,648 at March 31, 2007 and 2006, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2007 and 2006:

The President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand promissory note in the sum of $846,436 and $695,071 at March 31, 2007 and 2006, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month.  The Company owes her as an individual and as a consultant, the sum of $435,600 and $399,600 at March 31, 2007 and 2006, respectively, for services rendered from October 1994.

The second oldest son of the President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $249,548 and $212,410 at March 31, 2007 and 2006, respectively, which bears interest at an annual rate of 16% payable monthly.

The Law Firm which represents the Company in which the second oldest son of the President is a principal is owed the sum of $415,035 for 1,844.60 hours of legal services rendered from July 1980 through March 31, 2007.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The oldest son of the President who has controlling ownership of a company called Circular Marketing, Inc. has the Company’s open-ended, secured, on-demand promissory note in the sum of $51,454 as of March 31, 2007, which bears interest at an annual rate of prime plus four percent, but not less than 16% and the interest is payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company’s operations are profitable.   Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors’ meeting.  The Executive Committee Director fees are $400 for each meeting.  The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company’s common shares.  The Chairman/President does not receive any Director fees.  All of the accrued amount due for Director fees during this fiscal year were exchanged for common stock in March of 2007.  The other salary accruals as of March 31, 2007 are $126,053 compared to $103,736 for March 31, 2006.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

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

Company Net Advances to the Joint Venture

	March 31, 2007		March 31, 2006
	Total Advances	Interest Charges	Total Advances	Interest Charges
April 1 beginning balances	$55,153,966	$36,698,936	$48,953,121	$31,200,773
Advances this fiscal period	7,821,757	7,154,437	6,200,845	5,498,163
	62,975,723		55,153,966
Advances by three of the Company’s subsidiaries	590,265	0	590,265	0
Total net advances as of March 31	$63,565,988	$43,853,373	$55,744,231	$36,698,936

(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

(9)  Income Taxes

At March 31, 2007, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $10,646,388, which may be carried forward to offset future taxable income; the net operating losses expire at various times up until the year 2022.

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

	March 31
Deferred Tax Assets:	2007	Rate	2006	Rate
Net Operating Loss Carry-forwards	$ 3,619,772	34%	$ 3,560,885	34%
Valuation Allowance for Deferred Tax Assets	(3,619,772)	(34%)	(3,560,885)	(34%)
Net Deferred Tax Assets:	$ 0	0	$ 0	0

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

The components of current income tax expense as of March 31, 2007, 2006 and 2005 respectively are as follows:

As of March 31
	2007	2006	2005
Current federal tax expense	$ 0	$ 0	$ 0
Current state tax expense	$ 0	$ 0	$ 0
Change in NOL benefits	$ (58,887)	$ (646,200)*	$ (78,000)
Change in valuation allowance	$ 58,887	$ 646,200	$ 78,000
Income tax expense	$ 0	$ 0	$ 0

*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years.

(10)  Description of Securities

a.  Common Stock

The Company’s Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 27,778,596 and 25,116,016 shares were issued and outstanding as of March 31, 2007 and 2006.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore.  In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2007 or 2006.

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

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

c.  Stock option activity:

	03/31/07 ----------------------------		03/31/06 ----------------------------		03/31/05 -----------------------------
	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price
Outstanding, beg. yr.	0	N/A	0	N/A	210,000	$0.23
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	0	N/A
Forfeited	0	N/A	0	N/A	0	N/A
Expired	0	N/A	0	N/A	(210,000)	N/A
Outstanding, end of yr.	0	N/A	0	N/A	0	$0.00

There were no stock options issued or outstanding as of March 31, 2007 or 2006.

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

e.  Share Loans - Others

A series of borrowings of the Company’s common shares were made from time to time under the provision that the owners would sell said shares as the Company’s designee, with the proceeds payable to the Company.  In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.  As of March 31, 2007, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. Form S-8 Registration

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company’s $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  A total of 1,107,580 of these shares were issued during this fiscal year, leaving a balance of 1,892,420 unissued Form S-8 common shares.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees.  As of April 1, 2006, 546,655 common shares remained in the account.  During this fiscal period 500,000 shares were added and 60,000 shares were sold, leaving a balance of 986,655 common shares as of March 31, 2007.

(11)  Litigation

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  The English translation of that complaint is included as Exhibit 10.22 to this Form 10-K.  There has been no amount accrued for litigation as of March 31, 2007 or March 31, 2006.

(12)  Certain Concentrations and Concentrations of Credit Risk

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels.  One is insured by the U.S. Federal Deposit Insurance Corporation.  The other is an El Salvadoran banking institution which the Company uses to pay its El Salvadoran obligations.  The Company considers the U.S. institution to be financially strong and does not consider the underlying risk at this time with its El Salvadoran bank to be significant.  To date, these concentrations of credit risk have not had a significant effect on the Company’s financial position or results of operations.

The Company is not subject to credit risk in connection with any hedging activities as it has never hedged any of its gold production.  If the Company changes its policies, then it will only use highly-rated credit worthy counterparties, therefore it should not anticipate non-performance.

When in production the Company sold its gold and silver to one customer.  Given the marketability and liquidity of the precious metals being sold and because of the large pool of qualified buyers for gold and silver the Company believes that the loss of its customer could be quickly replaced without any adverse affect.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(13) Commitments and Contingencies

Environmental Compliance

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated.  However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.  Reference is made to Exhibit 10.22 of this Form 10-K for a copy of such filing.

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

March 31, 2007

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment’s office; a second letter was submitted by our legal counsel as the Minister of Environment’s office requested a response to the first letter.  As of October 28, 2006, no responses were received.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  Reference is made to Exhibit 10.22 of this Form 10-K for a copy of such filing.

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

Confirmation Agreements with Related Parties

The Company, with Directors’ approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak as an individual, and not as a Director or Officer of the Company, the Edward L. Machulak Rollover Individual Retirement Account, General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, John E. and Susan R. Machulak, Edward A. Machulak and Circular Marketing, Inc. to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties as of the fiscal year end.  These agreements are filed annually as exhibits to the SEC Form 10-K.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

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

Company Net Advances to the Joint Venture during the fiscal year ended March 31, 2007

	Total Advances	Interest Charges
Beginning balance	$55,153,966	$36,698,936
Advances during fiscal year ended March 31, 2007	7,821,757	7,154,437
Total Company’s net advances	62,975,723	43,853,373
Advances by three of the Company’s subsidiaries	590,265	0
Total net advances as of March 31, 2007	$63,565,988	$43,853,373

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

The Company presently has two reportable segments:  mining and other.  The mining segment was engaged in the exploitation and exploration of precious metals.  The production processing is temporarily suspended while the exploration continues.  The other segments are those activities that are combined for reporting purposes.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

	Mining *1 El Salvador, Central America	Corporate Headquarters
Year ended March 31, 2007
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(173,197)
Total assets	42,060,638	278,843
Capital expenditures	3,089,454	0
Year ended March 31, 2006
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(162,085)
Total assets	38,975,812	267,786
Capital expenditures	2,735,399	0

Year ended March 31, 2005
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(229,936)
Total assets	36,286,379	232,197
Capital expenditures	2,152,172	0

*1

Its major customer for the refining and purchase of gold is a refinery located in the United States.  The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) Quarterly Financial Data

The following is a tabulation of the quarterly operating results for the years ended March 31, 2007 and 2006:

Fiscal year ended 3/31/07	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/06	$0	$ (40,579)	$0
Second quarter 09/30/06	$0	$ (44,518)	$0
Third quarter 12/31/06	$0	$ (42,673)	$0
Fourth quarter 03/31/07	$0	$ (45,427)	$0
	$0	$(173,197)	$0

Fiscal year ended 3/31/06	Operating Revenues	Net (Loss)	Income/(Loss)
First quarter 06/30/05	$0	$ (40,966)	$0
Second quarter 09/30/05	$0	$ (41,846)	$0
Third quarter 12/31/05	$0	$ (35,027)	$0
Fourth quarter 03/31/06	$0	$ (44,246)	$0
	$0	$(162,085)	$0

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(16)  Uncertainties

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

Changes in Internal Control Over Financial Reporting

Effective for the reporting year ended March 31, 2007, the Company is not an accelerated filer and it is not required to provide a report of management on our internal control over financial reporting.

There have been no changes in our internal control over financial reporting for the period ended March 31, 2007 that have materially effected, or are reasonable likely to materially affect the internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Item 9(b).  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and will be included in the Company’s definitive proxy statement for the 2007 Annual Meeting of the Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information called for by Item 11 is incorporated by reference from information under the caption “Executive Compensation” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and is incorporated by reference in the Annual Report on Form 10-K.

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

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and is incorporated by reference in the Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Relationship with Independent Accountants and Audit Fees” and is to be included in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and is incorporated by reference in the Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:

(1)

Financial Statements (included in Item 8 of this Report)

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets - March 31, 2007 and 2006

•

Consolidated Statements of Operations - Years Ended March 31, 2007, 2006 and 2005

•

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended March 31, 2007, 2006 and 2005

•

Consolidated Statements of Cash Flows - Years Ended March 31, 2007, 2006 and 2005

•

Notes to Consolidated Financial Statements

(1)

Financial Statement Schedules:  All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(2)

Schedule IV (1) Indebtedness of Related Parties

(3)

Schedule IV (2) Indebtedness to Related Parties

(4)

Reports on Form 8-K - none.

(5)

Exhibits:

The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K.  All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.(i) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)
3.2	Amended By-laws of the Wisconsin Chartered Company dated May 10, 2004. (Incorporated by reference to Exhibit 3.2 of the Company’s S.E.C. Form 10-K for the year ended March 31, 2006.)
3.3

The Articles of Amendment of the Wisconsin corporation increasing the authorized shares to 50,000,000 common shares.  (Incorporated by reference to Exhibit 3.(iii) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)

Exhibit Number	Description of Exhibit

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

4	Instruments defining the rights of security holders, including indentures.
9	Voting Trust Agreement--not applicable.
10	Material contracts.
10.1	Bonus compensation, Edward L. Machulak, February 16, 1987. (Incorporated by reference to Exhibit 7 of the Company’s Form 10-K for the year ended March 31, 1987.)
10.2	Loan Agreement and Promissory Note, Edward L. Machulak, June 20, 1988. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.3	Loan Agreement and Promissory Note, Edward L. Machulak, October 14, 1988. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.4	Loan Agreement and Promissory Note, Edward L. Machulak, May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.5	Loan Agreement and Promissory Note, Edward L. Machulak, April 1, 1990. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.6	Letter Agreement, Edward L. Machulak, October 10, 1989. (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended March 31, 1993.)

Exhibit Number	Description of Exhibit

10.7	Loan Agreement and Promissory Note dated January 19, 1994. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended March 31, 1995.)
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

Exhibit Number	Description of Exhibit

10.16

Renewed January 14, 2003 thirty (30) year lease agreement by and between the Company and Mineral San Sebastian S.A. de C.V. (Misanse) covering the 1,470-acre San Sebastian Gold Mine real estate.  (Incorporated by reference to Exhibit 3 of Exhibit B of Exhibit 99.3 of the Company’s Form 10-K for the year ended March 31, 2003.)

10.17

Exploitation concession/license issued by the Government of El Salvador to the Company for a period of 30 years under Agreement Number 591 dated May 20, 2004.  This concession/license permits the Company to develop, extract and sell precious metals from a 304-acre site and is identified as the Renewed San Sebastian Gold Mine (Renewed SSGM).  (Incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the year ended March 31, 2006.)

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

10.19

Exploration concession/license issued by the Government of El Salvador to the Company for a period of four years with a four-year renewable extension under Resolution Number 271 dated May 25, 2004.  This concession/license permits the Company to explore an area of 11,115 acres for precious metals and is identified as the Nueva Esparta Exploration Concession/License (Nueva Esparta).  ).  (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the year ended March 31, 2006.)

10.20*	Lawsuit Company filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.
11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Secretary pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Executive Vice President and Secretary pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., May 14, 2007, incorporated herein by reference.
99.2*	Confirmation Agreement, Edward L. Machulak, May 14, 2007, incorporated herein by reference.
99.3*	Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, May 14, 2007, incorporated herein by reference.
99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 14, 2007, incorporated herein by reference.
99.5*	Confirmation Agreement, Edward A. Machulak as an individual and as President of Circular Marketing, Inc., May 14, 2007, incorporated herein by reference.
99.6*	Confirmation Agreement, John E. Machulak and Susan R. Robertson as individuals, May 14, 2007, incorporated herein by reference.
99.7*	Confirmation Agreement, the Law Firm of Machulak, Robertson & Sodos, S.C., May 14, 2007, incorporated herein by reference.

Exhibit Number	Description of Exhibit

99.8	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.9	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
99.7

S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933, as amended and declared effective June 7, 2006, registering three million of its common shares, ten cents par value.  (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 7, 2006.)

99.7(a)

Consent of Independent Registered Public Accounting Firm to incorporate by reference in the S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933 as amended and declared effective June 7, 2006, the Independent Registered Public Accounting Firm’s report dated May 24, 2006 relating to the financial statements of the Company for the years ended March 31, 2006 and 2005.  (Incorporated by reference to Exhibit 99.7(a) of the Company’s Form 10-K for the year ended March 31, 2006.)

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

COMMERCE GROUP CORP.

FORM 10-K - MARCH 31, 2007

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2007.

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

Member of Audit Committee

Director-Emeritus, President, Treasurer,

Chief Executive, Operating and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf  of the Company and in the capacities and on the dates indicated:

Name	Office	Date

/s/ Edward L. Machulak Edward L. Machulak	Chairman of the Board of Directors, Member of Executive Committee, Member of Audit Committee, Director-Emeritus, President, Treasurer, Chief Executive, Operating and Financial Officer	May 31, 2007

/s/ Edward A. Machulak Edward A. Machulak	Director, Member of Executive Committee, Director-Emeritus, Executive Vice President and Secretary	May 31, 2007

/s/ Sidney Sodos Sidney Sodos	Director	May 31, 2007

/s/ John H. Curry John H. Curry	Director and Member of Audit Committee	May 31, 2007

COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IV (1)

INDEBTEDNESS OF RELATED PARTIES - NON CURRENT

YEARS ENDED MARCH 31, 2007, 2006, AND 2005

Commerce/Sanseb Joint Venture (Joint Venture)

Name of Person (1)	Balance at Beginning of Period (3)	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period (3)

Year ended March 31, 2007 Joint Venture	$55,153,966	$7,821,756	$0	$62,975,722

Year ended March 31, 2006 Joint Venture	$49,543,386	$5,610,580	$0	$55,153,966

Year ended March 31, 2005 Joint Venture	$44,885,390	$4,657,996	$0	$49,543,386

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

(3)

Beginning with September 30, 1987, the total indebtedness excludes the advances of $590,265 from three of the Company’s subsidiaries.

San Sebastian Gold Mines, Inc. (SSGM)

Name of Person (1)	Balance at Beginning of Period	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period

Year ended March 31, 2007 SSGM	$42,304,616	$4,497,485	$0	$46,802,101

Year ended March 31, 2006 SSGM	$38,822,252	$3,482,364	$0	$42,304,616

Year ended March 31, 2005 SSGM	$36,340,906	$2,481,346	$0	$38,822,252

(1)

San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2)

The advances to SSGM primarily consist of the interest due to the Company on SSGM’s outstanding indebtedness.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

This Page Left Blank Intentionally.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IV(2) - INDEBTEDNESS TO RELATED PARTIES

CURRENT YEARS ENDED MARCH 31, 2007, 2006, AND 2005

Identity of Debtor	Balance at Beginning of Period	Net Additions (Deletions) to Indebtedness (1)	Balance at End of Period
Year ended March 31, 2007
President of the Company	$ 9,698,413(a)	$1,674,549(a)	$ 11,372,962
President’s RIRA	1,099,330(b)	117,210(b)	1,216,540
President’s Affiliated Company	2,043,648(c)	629,810(c)	2,673,458
President’s Wife’s RIRA	695,071(d)	151,365(d)	846,436
President’s Second Oldest Son/Daughter-in-Law	212,409(d)	37,138(d)	249,547
President’s Oldest Son/ Principal of his own Company	0	51,454(d)	51,454
Total, notes payable	$ 13,748,871	$2,661,526(a)	$ 16,410,397

President’s Accrued Salary	$ 3,172,765(e)	$ 178,750(e)	$ 3,351,515

President’s Wife’s Consulting Fees	$ 399,600(f)	$ 36,000(f)	$ 435,600

Legal fees (President’s Second Oldest Son is a principal)	$ 411,558(g)	$ 3,476(g)	$ 327,015

Year ended March 31, 2006
President of the Company	$7,909,686(a)	$1,788,727(a)	$ 9,698,413(a)
President’s RIRA	1,022,396(b)	76,934(b)	1,099,330(b)
President’s Affiliated Company	1,659,755(c)	383,893(c)	2,043,648(c)
President’s Wife’s RIRA	591,628(d)	103,443(d)	695,071(d)
President’s Second Oldest Son	180,723(d)	31,686(d)	212,409(d)
Total, notes payable	$11,364,188	$2,384,683	$13,748,871

President’s Accrued Salary	$2,994,015(e)	$ 178,750(e)	$ 3,172,765(e)

President’s Wife’s Consulting Fees	$ 363,600(f)	$ 36,000(f)	$ 399,600(f)

Legal fees (President’s Second Oldest Son is a Principal)	$ 332,981(g)	$ 78,577(g)	$ 411,558(g)

Year ended March 31, 2005
President of the Company	$ 6,565,817	$1,343,869(a)	$ 7,909,686(a)
President’s RIRA	915,066	107,330(b)	1,022,396(b)
President’s Affiliated Company	1,262,390	397,365(c)	1,659,755(c)
President’s Wife’s RIRA	503,581	88,047(d)	591,628(d)
President’s Second Oldest Son/Daughter-in-Law	153,828	26,895(d)	180,723(d)
Total, notes payable	$ 9,400,682	$1,963,506	$11,364,188

President’s Accrued Salary	$ 2,815,265	$ 178,750(e)	$ 2,994,015(e)

President’s Wife’s Consulting Fees	$ 327,600	$ 36,000(f)	$ 363,600(f)

Legal fees (President’s son is a principal)	$ 327,015	$ 5,966(g)	$ 332,981(g)

(1)(a)(b)

The net additions to the open-ended, secured, on-demand promissory notes issued to the President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

The President’s RIRA on March 28, 2007 purchased 750,000 of the Company’s restricted common shares, par value $.10, at a price of $.10 each, for a total of $75,000.  Payment for this purchase was made by reducing the amount of Company debt due to the RIRA.

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

(1)(g)

The addition of the amounts due to the Law Firm results for legal services rendered during this period.  An adjustment was made due to an increase in the Law Firm’s hourly rate to $225 x 1,844.60 hours through March 31, 2007.

(1)(h)

A company owned and controlled by the President’s oldest son.