Form 10-Q
period 2007-06-30
COMMERCE GROUP CORP /WI/
filed 2007-08-17
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 2007

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,433,596 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 2007.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                    FOR THE FIRST QUARTER ENDED JUNE 30, 2007

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2007.

         Consolidated Balance Sheets                                      4
         Consolidated Statements of Operations                            5
         Consolidated Statements of Changes in Shareholders' Equity       6
         Consolidated Statements of Cash Flows                            7
         Notes to the Unaudited Consolidated Financial Statements         8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   33
Item 3.  Quantitative and Qualitative Disclosures about Market Risk      48
Item 4.  Controls and Procedures                                         49


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               51
Item 2.  Changes in Securities                                           51
Item 3.  Default Upon Senior Securities                                  51
Item 4.  Submission of Matters to a Vote of Security Holders             51
Item 5.  Other Information                                               51
Item 6.  Exhibits and Reports on Form 8-K                                52

SIGNATURES:
         Registrant's Signature Page                                     52
         Certification of Chief Executive Officer (Section 302)          53
         Certification of Executive Vice President (Section 302)         54
         Certification of Chief Executive Officer (Section 906)          55
         Certification of Executive Vice President (Section 906)         56

CAUTIONARY STATEMENT FOR PURPOSED OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     06/30/07
                                    (Unaudited)           03/31/07
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     8,533        $     5,031
 Other current assets                   258,328            274,553
 Accounts receivable - related          584,925            584,925
 Accounts receivable                          0                  0
 Mining supplies                         39,562             39,562
 Prepaid items and deposits              33,032             32,474
                                    ------------       ------------
  Total current assets                  924,380            936,545

Property, plant and equipment, net    4,853,033          4,693,933
Mining resources investment          37,392,211         36,709,003
                                    ------------       ------------
  Total assets                      $43,169,624        $42,339,481
                                    ============       ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                   $    18,855        $    18,379
 Accounts payable - related             374,097            349,545
 Notes and accrued interest
  payable to related parties         17,098,714         16,410,397
 Notes and accrued interest
  payable to others                     332,764            312,379
 Accrued salaries                     3,524,818          3,477,568
 Accrued legal fees                     415,260            415,035
 Other accrued expenses - related       449,000            435,600
 Other accrued expenses - other         385,520            371,273
                                    ------------       ------------
  Total liabilities                  22,599,028         21,790,176

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2007-none; 2006-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 6/30/2007 - 28,433,596               2,843,360
 3/31/2007 - 27,778,596                                  2,777,860
Capital in excess of par value       19,443,554         19,441,554
Accumulated deficit                  (1,716,318)        (1,670,109)
                                    ------------       ------------
 Total shareholders' equity          20,570,596         20,549,305
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $43,169,624        $42,339,481
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)



                                             2007             2006
                                      ------------     ------------
Revenues:                             $         0      $         0
                                      ------------     ------------
Expenses:
 General and administrative           $    46,209           40,579
                                      ------------     ------------
  Total expenses                           46,209           40,579

Net loss from operations              $   (46,209)     $   (40,579)
Other income                                    0                0
                                      ------------     ------------
Net loss before income taxes              (46,209)     $   (40,579)
Income tax expense                              0                0
                                      ------------     ------------
Net loss                                  (46,209)     $   (40,579)
                                      ============     ============

Net loss per share basic/diluted      $      (.00)     $      (.00)
                                      ============     ============
Weighted average basic/diluted
  common shares outstanding            28,227,717       25,426,543
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE FIRST QUARTER JUNE 30, 2007



                                       Common Stock
                     -----------------------------------------------------

                                                    Capital in    Retained
                              Number of              Excess of    Earnings
                               Shares   Par Value    Par Value    (Deficit)
                            ----------  ----------  -----------  ------------
Balances March 31, 2005     23,823,734  $2,382,373  $19,292,410  $(1,334,827)

Net loss for fiscal year
 ended March 31, 2006                                            $  (162,085)

Common stock issued for:
 Dir./off./employee/services
  comp.                        590,620      59,062       40,652
 Payment of debt               601,662      60,167       41,412
 Cash                          100,000      10,000        2,500
                            ----------  ----------  -----------  ------------
Balances March 31, 2006     25,116,016  $2,511,602  $19,376,974  $(1,496,912)
Net loss for fiscal year
 ended March 31, 2007                                            $  (173,197)

Common stock issued for:
 Dir./off./employee/services
  comp.                      1,107,580     110,758            0
 Payment of debt               750,000      75,000            0
 Cash                          805,000      80,500       64,580
                            ----------  ----------  -----------  ------------
Balances March 31, 2007     27,778,596  $2,777,860  $19,441,554  $(1,670,109)
                            ==========  ==========  ===========  ============

Net loss for three months
 ended June 30, 2007                                                 (46,209)

Common stock issued for cash   655,000      65,500        2,000
                            ----------  ----------  -----------  ------------
                            28,433,596  $2,843,360  $19,443,554  $(1,716,318)
                            ==========  ==========  ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                2007            2006
                                           ----------       ---------
OPERATING ACTIVITIES:
 Net loss                                  $ (46,209)       $(40,579)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets         16,225          15,975
 Decrease (increase) in prepaid
  items and deposits                            (558)         (1,236)
 Increase (decrease) in accounts
  payable and other accrued expenses          47,644          (6,647)
 Increase (decrease) in accrued salaries
 Increase (decrease) in accrued legal fees       225             844

 Net cash provided by (used in)            ----------       ---------
  operating activities                        17,327         (31,643)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment             (115,597)        (73,486)
                                           ----------       ---------
 Net cash used by investing activities      (115,597)        (73,486)

FINANCING ACTIVITIES:
 Notes payable                                67,500           7,100
 Common stock issued for cash                 29,241         124,380
                                           ----------       ---------
Net cash provided by financing activities     96,741         131,480

Net increase (decrease) in cash and
 cash equivalents                             (1,529)         26,351
Cash - beg. of year                            5,031          31,303
                                           ----------       ---------
Cash - end of this period
 6/30/07 and 6/30/06                       $   3,502        $ 57,654
                                           ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures of cash information:
---------------------------------------------

                                                      Year Ended
                                            June 30, 2007     June 30, 2006
                                            -------------     -------------
Cash information                           Shares    Amount   Shares   Amount
                                           ------    ------   ------   ------
1.  Accrued interest capitalized              -     $679,461     -    $568,783
2.  Interest expense paid in cash             -         -        -        -
3.  Income taxes paid
4.  Restricted common stock sold for cash  655,000  $ 65,500  598,000  124,380

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2007


(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of producing gold and silver, the sale of gold and silver, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company's wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires. Gold bullion, currently the Joint Venture's principal product, was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other mining concessions neighboring the SSGM site. Currently, expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions. All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange (C9G).

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold and silver production. It will continue its attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into an open-pit, heap-leach production as the anticipated profits from the existing SCMP low volume operation (unless accumulated over a period of time) appear insufficient to meet the SSGM capital and the other mining exploration requirements. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

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

(b)  Basis of presentation:

     Management estimates and assumptions:

     Certain amounts included in or affecting the Company's consolidated financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Company evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company's estimates.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

     The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization determination; updating feasibility studies, recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of stock based compensation; fair value of financial instruments and non-monetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

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
                                                     ---------------------
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

MINORITY INTEREST

During the first quarter periods ended June 30, 2007 and 2006, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $125,880 as of June 30, 2007. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

    Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of June 30, 2007. The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the President of the Company at the Company's cost.

2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   --------   --------
    Accounts receivable                 $584,925   $      0   $584,925
    Accounts payable - related parties  $239,263   $153,689   $392,952

    On January 14, 2003, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the Misanse shareholders and the Misanse Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

    The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $239,263 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

3. Mining supplies consist of consumable items used in processing gold ore, which are stated at the average cost.

ACCOUNTS RECEIVABLE

The accounts receivable consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the Joint Venture's accounts payable.

INTERCOMPANY BALANCES

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

MINING SUPPLIES

Mining supplies consist of consumable supplies used in connection with processing ore, and are stated at the average cost, which is lower than the market value.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


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

Intangible assets subject to impairment are assessed for impairment at least annually or more frequently when changes in market conditions or other events occur. Impairments are measured based on estimated fair value. Fair value with respect to such mineral interests, pursuant to a Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002, would generally be assessed with reference to comparable property sales transactions in the market place. No impairment has been recorded as of the periods presented.

ASSET RETIREMENT OBLIGATIONS

Accounting for Asset Retirement Obligations is based on the guidance of SFAS No. 143 which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company's statement of operations. No impairment has been recorded as of the periods presented.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

In September 2006, the FASB issued SFAS No. 158, EMPLOYER'S ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POST-RETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


This FSP is effective for the first reporting period beginning after October 10, 2006. This FSP should have no effect on the financial reporting.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMMENDMENT OF FASB STATEMENT NO. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.

MANAGEMENT'S ASSUMPTIONS

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

LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of June 30, 2007.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

                                      Net Loss      Shares         Per-Share
                                     (Numerator) (Denominator)       Amount
                                     ----------- -------------     ---------
For the period ended June 30, 2007:
 Basic EPS
  Net loss to common Shareholders     $(46,209)    28,227,717    $    (0.00)
                                      =========                  ===========
For the period ended June 30, 2006:
 Basic EPS
  Net loss to common Shareholders      (40,579)    25,426,543    $    (0.00)
                                      =========                  ===========
FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                  June 30, 2007                       June 30, 2006
         -----------------------------        -----------------------------
                  Accumulated                          Accumulated
                    Depre-                                Depre-
         Cost      ciation         Net        Cost       ciation        Net
         ----     -----------      ---        ----     -----------      ---

Net

Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $37,392,211 $         0  $37,392,211 $34,472,067 $         0  $34,472,067

Prop-
erty,
Plant
and
Equip-
ment    7,105,176  (2,252,143)   4,853,033   6,780,578  (2,252,143)   4,528,435
      ----------- ------------ ----------- ----------- ------------ -----------
      $44,497,387 $(2,252,143) $42,245,244 $41,252,645 $(2,252,143) $39,000,502
      =========== ============ =========== =========== ============ ===========

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

(4) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. Approximately 180 non-related shareholders, including the President of the Company who owns 2,073 common shares, hold the balance of Sanseb's stock. Sanseb was formed in 1968 to explore, exploit, research, and develop adequate gold reserves and to produce gold. Sanseb produced gold from the SSGM from 1972 through February 1978.

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

INVESTMENTS IN JOINT VENTURE

As of June 30, 2007, the Company's advances, including charges for interest expense to the Joint Venture, were $65,072,185 and three of the Company's subsidiaries' advances were $590,265 for a total of $65,662,450.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of June 30, 2007 and 2006, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                 2007           2006
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87    $65,072,185    $56,971,037
The Company's initial investment in the
 Joint Venture                                  3,508,180      3,508,180
Sanseb's investment in the Joint Venture        3,508,180      3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 48,008,335     43,350,155
                                             ------------   ------------
Total:                                        120,096,880    107,337,552
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $120,687,145   $107,927,817
                                             ============   ============

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP. The Joint Venture plans to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the existing gold ore reserves. Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas. On February 24, 2 003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Also the Company is currently in the process of exploring two of the formerly operated gold mines in this concession. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the "Nueva Esparta" and includes eight formerly operated gold/silver mines. Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this concession.

MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding common shares. Approximately
100 El Salvador, Central American, and United States' citizens own the balance.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

                                                      06/30/07      06/30/06
                                                      --------      --------
Related Parties

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)
                                                    $17,098,714   $14,319,368

Other

Short-term notes and accrued interest (June 30,
2007, $182,764 and June 30, 2006, $161,164)
issued to other non related parties, interest
rates of varying amounts, in lieu of actual cash
payments and includes a mortgage on a certain
parcel of land pledged as collateral located in
El Salvador.
                                                        332,764       296,164
                                                    -----------   -----------
Total:                                              $17,431,478   $14,615,532
                                                    ===========   ===========

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its President to accrue his salary for the past 26 and 1/4 years, including vacation pay, for a total of $3,392,765 and $3,214,015 at June 30, 2007 and 2006, respectively.

In addition, with the consent and approval of the Directors, the President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2007 and 2006:

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $11,816,132 and $10,063,431 at June 30, 2007 and 2006, respectively. To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,266,409 and $1,144,394 at June 30, 2007 and 2006, respectively, including accrued interest, from the Company's President's Rollover Individual Retirement Account (ELM RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2007:

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,821,701 and $2,140,427 at June 30, 2007 and 2006, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2007 and 2006:

The President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $881,133 and $750,000 at June 30, 2007 and 2006, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

The Directors also have acknowledged that the wife of the President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $444,600 and $408,600 at June 30, 2007 and 2006, respectively, for services rendered from October 1994.

The second oldest son of the President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $259,777 and $221,116 at June 30, 2007 and 2006, respectively, which bears interest at an annual rate of 16% payable monthly.

The Law Firm which represents the Company in which the second oldest son of the President is a principal is owed the sum of $415,260 for 1,845.60 hours of legal services rendered from July 1980 through June 30, 2007. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The oldest son of the President who has controlling ownership of a company called Circular Marketing, Inc. has the Company's open-ended, secured, on-demand promissory note in the sum of $53,563 as of June 30, 2007, which bears interest at an annual rate of prime plus four percent, but not less than 16% and the interest is payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's
operations are profitable.   Effective from October 1, 1996, the Director fees
are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

Chairman/President does not receive any Director fees. All of the accrued amount due for Director fees during this fiscal year were exchanged for common stock in March of 2007. The other salary accruals as of June 30, 2007 are $129,053 compared to $104,236 for June 30, 2006.

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

COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                                 June 30, 2007            June 30, 2006
                                 -------------            -------------
                              Total       Interest      Total      Interest
                             Advances      Charges     Advances     Charges
                             --------     --------     --------    --------
April 1 beginning balances  $62,975,723  $43,853,373  $55,153,966  $36,698,936
Advances this fiscal period   2,096,462    1,944,421    1,817,071    1,667,701
                            -----------  -----------  -----------  -----------
                             65,072,185                56,971,037

Advances by three of the
 Company's subsidiaries         590,265            0      590,265            0
                            -----------  -----------  -----------  -----------
Total net advances
 as of June 30              $65,662,450  $45,797,794  $57,561,302  $38,366,637

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

(9)  INCOME TAXES
-----------------

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


                                                    March 31
                                                    --------
Deferred Tax Assets:                      2007    Rate      2006      Rate
                                          ----    ----      ----      ----
 Net Operating Loss Carry-forwards   $ 3,619,772   34%  $ 3,560,885    34%
Valuation Allowance for Deferred
 Tax Assets                           (3,619,772) (34%)  (3,560,885)  (34%)
                                     ------------ ----- ------------  -----
Net Deferred Tax Assets:             $         0    0   $         0     0

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

The components of current income tax expense as of March 31, 2007, 2006 and 2005 respectively are as follows:


                                         As of March 31
                                 2007          2006         2005
                                 ----          ----         ----
Current federal tax expense    $      0     $       0     $      0
Current state tax expense      $      0     $       0     $      0
Change in NOL benefits         $(58,887)    $(646,200)*   $(78,000)
Change in valuation allowance  $ 58,887     $ 646,200     $ 78,000
Income tax expense             $      0     $       0     $      0

*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 28,433,596 and 25,714,016 shares were issued and outstanding as of June 30, 2007 and 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2007 or 2006.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

c.  STOCK OPTION ACTIVITY:
                                       06/30/07          03/31/07
                                  -----------------  ----------------
                                           Weighted          Weighted
                                  Option   Average   Option  Average
                                  Shares    Price    Shares   Price
                                  ------    -----    ------   -----
Outstanding, beg. yr.                  0     N/A          0    N/A
Granted                                0     N/A          0    N/A
Exercised                              0     N/A          0    N/A
Forfeited                              0     N/A          0    N/A
Expired                                0     N/A          0    N/A
                                  ------     ---     ------    ---
Outstanding, end of yr.                0     N/A          0    N/A
                                  ======     ===     ======    ===

There were no stock options issued or outstanding as of June 30, 2007 or 2006.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2007, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares were issued during this first quarter, leaving a balance of 1,892,420 unissued Form S-8 common shares.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007


g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2007, 986,655 common shares remained in the account. During this fiscal period zero shares were added and 64,900 shares were sold, leaving a balance of 921,755 common shares as of June 30, 2007.

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. The English translation of that complaint is included as Exhibit 10.22 to the Form 10-K for the fiscal year ended March 31, 2007. There has been no amount accrued for litigation as of June 30, 2007 or June 30, 2006.

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

(13) COMMITMENTS AND CONTINGENCIES
----------------------------------

ENVIRONMENTAL COMPLIANCE

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities. The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice. Reference is made to Exhibit 10.22 of the Company's Form 10-K for the fiscal year ended March 31, 2007 for a copy of such filing.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received. The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to
Exhibit 10.22 of the Company's Form 10-K for the fiscal year ended March 31, 2007 for a copy of such filing.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

Company Net Advances to the Joint Venture during the fiscal year ended June 30, 2007
----------------------------------------------------------------------------

                                                    Total         Interest
                                                    Advances       Charges
                                                    --------       -------
Beginning balance                                 $62,975,723   $43,853,373
 Advances during fiscal year ended June 30, 2007    2,096,462     1,944,421
                                                  -----------   -----------
  Total Company's net advances                     65,072,185    45,797,794
  Advances by three of the Company's subsidiaries     590,265             0
                                                  -----------   -----------
  Total net advances as of June 30, 2007          $65,662,450   $45,797,794

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

                               Mining *1 El Salvador,     Corporate
                                  Central America        Headquarters
                               ----------------------    ------------
Fiscal period ended 6/30/07
 Sales and revenues                 $         0          $       0
 Depreciation & amortization                  0                  0
 Operating income (loss)                      0            (46,209)
 Total assets                        42,902,763            266,861
 Capital expenditures                   842,308                  0

Fiscal period ended 6/30/06
  Sales and revenues                $         0          $       0
  Depreciation & amortization                 0                  0
  Operating income (loss)                     0            (40,579)
  Total assets                       39,942,229            282,411
  Capital expenditures                  687,020                  0


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) QUARTERLY FINANCIAL DATA
-----------------------------
                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/08   Revenues     Net (Loss)    Income/(Loss)
-------------------------   --------     ----------   -----------------
First quarter 6/30/07          $0        $(46,209)           $0

                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/07   Revenues     Net (Loss)    Income/(Loss)
-------------------------   ---------    ----------   -----------------
First quarter 6/30/06          $0        $(40,579)           $0


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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2007

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

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      S.E.C. FORM 10-Q - JUNE 30, 2007
                      PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2007 and 2006. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW
--------

Today Commerce is a company with substantial gold and silver ore reserves and a great potential for increasing its gold and silver ore reserves. The Company is in the precious metals exploration, exploitation, development, production business with all of its mines presently located in the Republic of El Salvador, Central America. The Company's objective and goals are to increase shareholder value by increasing its gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and then by processing its reserves at an above average profit. Substantial capital expenditures are required to find, develop and process gold ore. The Company's geologists and engineers believe that its existing precious metal reserves can be substantially increased by continuous and expanded exploration. The Company will strive to operate its properties in an efficient manner to maximize the cash flow and earnings. The strategies to accomplish these goals include commencement of production of gold and silver when adequate funding is available, increasing its gold and silver ore reserves by a more aggressive exploration program, entering into a joint venture or similar creative relationship with respected partners, continuing the good relationship established over the past 38 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

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

All of our gold and silver ore reserves are located in the Republic of El Salvador, Central America, in the Departments of La Union and Morazan. Our geologists have defined the following reserves:


                                                    Ounces
                                   Av. Grade        ------
     Location              Tons     Per Oz.   Proven     Probable     Total
     --------              ----    ---------  ------     --------     -----
San Sebastian Gold Mine
Department of La Union
Virgin ore               14,404,096   .081   1,166,732              1,166,732
Stope fill (estimated)    1,000,000   .340                340,000     340,000
                        -----------          ---------  ---------   ---------
  Balances               15,404,096          1,166,732    340,000   1,506,732
Probable                122,815,134   .016              1,948,748   1,948,748
                        -----------          ---------  ---------   ---------
Total proven/
 estimated/probable     138,219,230          1,166,732  2,288,748   3,455,480

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

                                                       Acres
                                                       -----
                               Department or     Exploi-  Explor-
    Concessions                  Location        tation   ation     Total
    -----------                -------------     ------   -------   -----
Renewed San Sebastian Gold Mine  La Union          304     1,394    1,698
New San Sebastian Gold Mine      La Union/Morazan          8,372    8,372
Nueva Esparta                    La Union/Morazan         11,115   11,115
                                                   ---    ------   ------
  Total Acreage                                    304    20,881   21,185

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

The Nueva Esparta concession consists of 11,115 acres (17.36 square miles) of land to explore. Included in the concession are eight formerly-operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine. At the La Joya - Montemayor Mine, the Company discovered a surface vein that as of this writing is over one and one half miles in length and about five to over thirty feet in width. This area is targeted to be one of the first areas to be drilled.

RESERVES AND MINERALIZED MATERIAL
---------------------------------

As of June 30, 2007, the Company has reported proven, probable and possible mineral reserves of up to 3.4 million ounces of gold at part of its San Sebastian Gold Mine and has reported mineralized material on a number of its properties. When the Company is producing gold and silver or are developing a mine the Company estimates its ore reserves on at least an annual basis. The Company has updated its mineralized material estimates from time to time as the information is obtained.

There are a number of uncertainties inherent in estimating quantities of reserves and mineralized material, including many factors beyond the Company's control. Ore reserve and mineralized material estimates are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings. Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine at this time. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. The Company uses its ore reserve estimates in determining the unit basis for mine depreciation and amortization of closure costs. Changes in ore reserve estimates could significantly affect these items.

The carbon-in-leach process will be used to produce gold at the SSGM. As the solution percolates through the heap, gold is dissolved from the ore into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to a solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold dore bars.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

When the Company was in production certain estimates regarding this overall process are required for inventory accounting and reserve reporting, the most significant of which are the amount and timing of gold to be recovered. Although the Company can calculate with reasonable certainty the tonnage and grades of gold ore placed under the mill process system and laboratory analysis, the recovery and timing factors are influenced by the grade of the ore under leach and the particular mineralogy of a deposit being mined. The Company's estimates are based on laboratory leaching models which approximate the recovery from gold ore under leach. From this data the Company estimates the amount of gold that can be recovered and the time it will take for recovery. The Company continually monitors the actual monthly and cumulative recovery from the carbon-in-leach process as a check against the laboratory models.

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

Contingent fund availability, inflation costs
and for accelerating the above projects                 U.S.   $3 million net
                                                        ---------------------
Total                                                   U.S.  $30 million net

All of the Company's mines are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office has issued the following three concessions:

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)


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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its production capacity should be expanded.

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold ore that grades less than
0.04 ounces per ton. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation should produce approximately 1,280 ounces of gold per month. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)


From September 1987 through June 30, 2007, the Company has advanced the sum of $65,072,185 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $65,662,450. This investment includes the charge of $45,797,794 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the San Felipe-El Potosi Mine, the Modesto Mine, the Montemayor Mine, the La Joya Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

CASH DEPOSITS AND SURETY BONDS
------------------------------

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)


On or about December 6, 2006, the Company's El Salvadoran attorney filed a complaint against the Ministry of Environment with the Honorable Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment violated the right of a notice, hearing and due process, that there is a lack of legal foundation for the sanctions, use of excess authority, and contrary to the El Salvadoran law.

RESULTS OF OPERATION FOR THE FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006
------------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $46,209 or $.00 cents per share for the fiscal quarter ended June 30, 2007. This compares to a net loss of $40,579 or $.00 cents per share for the fiscal quarter ended June 30, 2006.

There was no current or deferred provision for income taxes during the fiscal period ended June 30, 2007 or 2006. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended June 30, 2007 or 2006. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $679,461 was recorded by the Company during this fiscal period compared to $568,783 for the same period in 2006, and it was eliminated with the interest income earned from the Joint Venture.

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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005
--------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
-------------------------------------------

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

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

The financial statements for the first quarter ended June 30, 2007, 2006, and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2007, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data,
Note 2, in the Company's Form 10-K for its fiscal year ended March 31, 2007 for additional details.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)

GOLD ORE RESERVES (06/30/07)
                                             Average Gold
                                     Tons     Grade (OPT)   Gold Ounces(1)
                                     ----    ------------   --------------
Ore - virgin (includes 960,000
 tons of dump material)           14,404,096    0.081         1,166,732
Stope fill (estimated)             1,000,000    0.340           340,000
                                 -----------                  ---------
Total proven reserves             15,404,096                  1,506,732
Probable reserve and open pit    122,815,134    0.016         1,948,748
                                 -----------                  ---------
   Total proven and probable     138,219,230                  3,455,480

(1) The estimated recoverable ounces of gold by processing: SCMP, 85% to 95%; heap leach, 65% to 70%.

PRECIOUS METAL MINING STRATEGY
------------------------------

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)

The Joint Venture will continue its attempts to commence its production of gold from the SSGM site. Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation. The Company's main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. It intends to commence this gold-mining operation as soon as adequate funding is in place, providing the gold price remains at or above the current price level. Dependent on the grade of gold ore processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine, the La Joya Mine and the Banadero Mine.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMMENDMENT OF FASB STATEMENT NO. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)

did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.

In October 2006, the FASB issued FAS 123(R)-5, Amendment of FSP FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No.123(R). This FSP is effective for the first reporting period beginning after October 10, 2006. At present, this FSP should not have any effect on the Company's financial reporting.

In September 2006, the FASB issued SFAS No. 158, EMPLOYER'S ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POST-RETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)


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

EMPLOYEES
---------

As of June 30, 2007, the Joint Venture employed between 40 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid off
most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)


COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through June 30, 2007, the Company, and three of its subsidiaries, have advanced to the Joint Venture $65,662,450. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $45,797,794 through June 30, 2007. So far, the Company furnished all of the funds required by the Joint Venture. The interest expense has been eliminated from these financial statements.

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

ENVIRONMENTAL REGULATIONS
-------------------------

The Company's mining operations are subject to the El Salvador environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions. The issuance of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. Reference is made to "Cash Deposits and Surety Bonds for an explanation of the lawsuit filed against the El Salvador Ministry of Environment for the revoking of the Company's environmental license.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)


GUARANTEES/BONDS
----------------

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

IMPACT OF INFLATION
-------------------

The impact of the United States' inflation on the Company has not been significant in recent years because of the relatively low rates of inflation and deflation experienced in the United States.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

COMMODITY PRICES
----------------

The Company's future revenues, earnings and cash flow may be strongly influenced by changes in gold prices, which fluctuate widely and over which the Company has no control. The Company, if market conditions justify, may enter into gold price protection arrangements in the future, if necessary, to ensure that it generates enough cash flow to support its growth and exploration plans and any debt related to the potential financing.

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. At present, the Company's future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last six years, the London PM Fix gold price has fluctuated between a low of $272 per ounce in December 2001 and a high of over $700 per ounce in May 2006. The Company expects gold to be its primary product in the future, but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2007.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)


FOREIGN CURRENCY
----------------

The price of gold is denominated in U.S. dollars, and the Company's current gold production operations and significant properties are located primarily in the Republic of El Salvador. The Republic of El Salvador converted its money into the U.S. dollar system on January 12, 2001 therefore, the Republic of El Salvador's national currency is the U.S. dollar.

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         S.E.C. FORM 10-Q - JUNE 30, 2007
                   PART I - FINANCIAL INFORMATION (Continued)

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

    COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       S.E.C. FORM 10-Q - JUNE 30, 2007
                         PART II - OTHER INFORMATION

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

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

Item 5.   Other Information

          None.

Item 6(a).     Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Exhibit No.         Description of Exhibit
               -----------         ----------------------
                  31.1*            Certification of President, Treasurer ,
                                   Chief Executive, Operating and Financial
                                   Officer pursuant to Section 302 of the
                                   Sarbanes-Oxley Act of 2002

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

                               COMMERCE GROUP CORP.
                               Registrant/Company

                               /s/ Edward L. Machulak
Date:  August 17,  2007        __________________________________________
                               Edward L. Machulak
                               President,  Chief Executive, Operating and
                               Financial Officer and Treasurer