Form 10-Q
period 2007-09-30
COMMERCE GROUP CORP /WI/
filed 2007-11-19
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30, 2007

                                  or

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From __________ To __________

                      Commission file number 1-7375

                           COMMERCE GROUP CORP.
          (Exact name of registrant as specified in its charter)


                WISCONSIN                           39-6050862
      (State or other jurisdiction              <I.R.S. Employer
     of incorporation or organization)         Identification Number)


                           6001 NORTH 91ST STREET
                     MILWAUKEE, WISCONSIN  53225-1795
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (414) 462-5310

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,463,596 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2007.

                          COMMERCE GROUP CORP.

                              FORM 10-Q

            FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2007

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

        Consolidated Balance Sheets                                   4
        Consolidated Statements of Operations                         5
        Consolidated Statements of Changes in Shareholders' Equity    6
        Consolidated Statements of Cash Flows                         7
        Notes to the Unaudited Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of                      33
        Financial Condition and Results of Operations                48
Item 3. Quantitative and Qualitative Disclosures about Market Risk   48
Item 4. Controls and Procedures                                      49

                       PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                            51
Item 2. Changes in Securities                                        51
Item 3. Default Upon Senior Securities                               51
Item 4. Submission of Matters to a Vote of Security Holders          51
Item 5. Other Information                                            52
Item 6. Exhibits and Reports on Form 8-K                             53

SIGNATURES:
     Registrant's Signature Page                                     54
     Certification of Chief Executive Officer (Section 302)          55
     Certification of Executive Vice President (Section 302)         56
     Certification of Chief Executive Officer (Section 906)          57
     Certification of Executive Vice President (Section 906)         58

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS

                                        09/30/07          03/31/07
                                      (Unaudited)        (Audited)
                                      -----------        ---------

                                  ASSETS
                                  ------

Current assets
 Cash                                 $         0      $     5,031
 Other current assets                     243,194          274,553
 Accounts receivable - related            584,925          584,925
 Accounts receivable                            0                0
 Mining supplies                           39,562           39,562
 Prepaid items and deposits                32,050           32,474
                                      -----------      -----------
  Total current assets                    899,731          936,545

Property, plant and equipment, net      4,698,526        4,693,933
Mining resources investment            38,392,700       36,709,003
                                      -----------      -----------
 Total assets                         $43,990,957      $42,339,481
                                      ===========      ===========

                                LIABILITIES
                                ------------

Current liabilities
 Bank overdraft                       $    14,707      $         0
 Accounts payable                          18,377           18,379
 Accounts payable - related               381,316          349,545
 Notes and accrued interest
  payable to related parties           17,866,687       16,410,397
 Notes and accrued interest
  payable to others                       323,208          312,379
 Accrued salaries                       3,572,068        3,477,568
 Accrued legal fees                       417,544          415,035
 Other accrued expenses - related         462,400          435,600
 Other accrued expenses - other           403,667          371,273
                                      -----------      -----------
  Total liabilities                    23,459,974       21,790,176

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                           SHAREHOLDERS' EQUITY
                           --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2007-none; 2006-none                 $         0      $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 9/30/2007 - 28,463,596                 2,846,360
 3/31/2007 - 27,778,596                                  2,777,860
Capital in excess of par value         19,443,554       19,441,554
Accumulated deficit                    (1,758,931)      (1,670,109)
                                      ------------     ------------
  Total shareholders' equity           20,530,983       20,549,305
                                      ------------     ------------
  Total liabilities and shareholders'
  equity                              $43,990,957      $42,339,481
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                          Three Months Ended
                            Second Quarter           Six Months Ended
                         09/30/07     09/30/06     09/30/07     09/30/06
                        -----------  -----------  -----------  -----------
Revenues:               $        0   $        0   $        0   $        0

Expenses:
 General and
   administrative           42,613       44,518       88,822       85,097
                        -----------  -----------  -----------  -----------
 Total expenses             42,613       44,518       88,822       85,097

Net loss from operations   (42,613)     (44,518)     (88,822)     (85,097)
Other income                     0            0            0            0
                        -----------  -----------  -----------  -----------
Net loss before income
 taxes                     (42,613)     (44,518)     (88,822)     (85,097)
Income tax expense               0            0            0            0
                        -----------  -----------  -----------  -----------
Net loss                $  (42,613)  $  (44,518)  $  (88,822)  $  (85,097)
                        ===========  ===========  ===========  ===========
Net loss per share
 basic/diluted          $     (.00)  $     (.00)  $     (.00)  $     (.00)
                        ===========  ===========  ===========  ===========
Weighted av. basic
 and diluted common
 shares outstanding      28,230,586   25,428,347   28,233,455   25,430,150
                        ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SECOND QUARTER SEPTEMBER 30, 2007



                                    Common Stock
                         -----------------------------------


                                                  Capital in   Retained
                          Number of                Excess of   Earnings
                            Shares    Par Value    Par Value   (Deficit)
                         ----------  ----------  -----------  -----------
Balances March 31, 2005  23,823,734  $2,382,373  $19,292,410  $(1,334,827)

Net loss for fiscal year
 ended March 31, 2006                                            (162,085)

Common stock issued for:
 Dir./off./employee/
  services comp.            590,620      59,062       40,652
 Payment of debt            601,662      60,167       41,412
 Cash                       100,000      10,000        2,500
                         ----------  ----------  -----------  ------------
Balances March 31, 2006  25,116,016  $2,511,602  $19,376,974  $(1,496,912)
Net loss for fiscal year
 ended March 31, 2007                                            (173,197)

Common stock issued for:
 Dir./off./employee/
  services comp.          1,107,580     110,758            0
Payment of debt             750,000      75,000            0
 Cash                       805,000      80,500       64,580
                         ----------  ----------  -----------  ------------
Balances March 31, 2007  27,778,596  $2,777,860  $19,441,554  $(1,670,109)

Net loss for six months
 ended Sept. 30, 2007                                             (88,822)

Common stock issued for:
 Dir./off./employee/
  services comp              30,000       3,000            0
 Cash                       655,000      65,500        2,000
                         ----------  ----------  -----------  -------------
Balances Sept. 30, 2007  28,463,596  $2,846,360  $19,443,554  $ (1,758,931)
                         ==========  ==========  ===========  =============


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPETMBER 30 (UNAUDITED)


                                                 2007         2006
                                                 ----         ----
OPERATING ACTIVITIES:
 Net loss                                    $ (88,822)   $ (85,097)
 Adjustments to reconcile net
 loss to net cash provided
  by (used in) operating activities:
 Common stock issued for services rendered       3,000        2,000
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           31,359       15,975
 Decrease (increase) in prepaid items
  and deposits                                   2,953         (377)
 Increase (decrease) in accounts payable
  and other accrued expenses                    34,706       16,078
 Increase (decrease) in accrued salaries
 Increase (decrease) in accrued legal fees       2,509        1,856

 Net cash provided by (used in) operating    ----------   ----------
  activities                                   (14,295)      (49,565)

Investing activities:
 Investment in mining resources and
  property, plant and equipment               (239,700)     (186,324)
                                              ---------     ---------
 Net cash used by investing activities        (239,700)     (186,324)

Financing activities:
 Increase (decrease) bank overdraft             14,707            0
 Notes payable                                  15,000        98,932
 Common stock issued for cash                   68,500       124,380
 Related party advances                        150,757             0
                                              ---------     ---------
Net cash provided by financing activities      248,964        223,312

Net increase (decrease) in cash and
 cash equivalents                               (5,031)      (12,577)
Cash - beg. of year                              5,031         31,303
                                             ----------   ------------
Cash - end of this period 9/30/07
  and 9/30/06                                $       0    $    18,726
                                             ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures of cash information:
---------------------------------------------
                                               Fiscal Period Ended
                                               -------------------
                                     September 30, 2007    September 30, 2006
                                     ------------------    ------------------
Cash information                      Shares      Amount    Shares    Amount
                                      ------      ------    ------    ------
1.  Accrued interest capitalized         -      $1,396,745     -    $1,168,827
2.  Interest expense paid in cash        -            -        -          -
3.  Income taxes paid                    -            -        -          -
4.  Restricted common stock sold
    for cash                          655,000   $   65,500  598,000    124,380
5.  Common stock issued for services   30,000   $    3,000   20,000      2,000

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

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

MINORITY INTEREST

During the second quarter periods ended September 30, 2007 and 2006, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $110,746 as of September 30, 2007. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El
     Salvadoran Government and for other employee purposes.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


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

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of September 30, 2007. The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the late President of the Company at the Company's cost.

2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                         Misanse     Others      Total
                                         -------     ------      -----
     Accounts receivable                 $584,925   $      0   $584,925
     Accounts payable - related parties  $240,292   $141,024   $381,316

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

     The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $240,292 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of September 30, 2007.

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

                                         Net Loss     Shares     Per-Share
                                       (Numerator) (Denominator)   Amount
                                       ----------- ------------- ---------
For the year ended September 30, 2007:
 Basic EPS
  Net loss to common Shareholders       $(88,822)   28,233,455   $ (0.00)
                                        =========                ========
For the year ended September 30, 2006:
 Basic EPS
  Net loss to common Shareholders       $(85,097)   25,430,150   $ (0.00)
                                        =========                ========

FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


             September 30, 2007                      September 30, 2006
         ---------------------------           ----------------------------
                  Accumulated                           Accumulated
         Cost     Depreciation   Net           Cost     Depreciation    Net
Mineral  ----     ------------   ---           ----     ------------    ---
Properties
and
Deferred
Develop-
ment $38,392,700  $        0  $38,392,700 $35,228,097 $         0  $35,228,097

Property,
Plant
and
Equip-
ment   6,950,668  (2,252,143)   4,698,525   6,784,681  (2,252,143)   4,532,538
     ----------- -----------  ----------- ----------- -----------  -----------
     $45,343,368 $(2,252,143) $43,091,225 $42,012,778 $(2,252,143) $39,760,635
     =========== ===========  =========== =========== ============ ===========

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

(4) COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")
---------------------------------------------------

The Company is in a joint venture with and owns 82 1/2% of the total common stock (2,002,037 shares) of Sanseb, a U.S. State of Nevada chartered (1968) corporation. Approximately 180 non-related shareholders, including the late President of the Company who owns 2,073 common shares, hold the balance of Sanseb's stock. Sanseb was formed in 1968 to explore, exploit, research, and develop adequate gold reserves and to produce gold. Sanseb produced gold from the SSGM from 1972 through February 1978.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

INVESTMENTS IN JOINT VENTURE

As of September 30, 2007, the Company's advances, including charges for interest expense to the Joint Venture, were $67,209,564 and three of the Company's subsidiaries' advances were $590,265 for a total of $67,799,829.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of September 30, 2007 and 2006, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                  2007          2006
                                                  ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87               $ 67,209,564  $ 58,914,273
The Company's initial investment
 in the Joint Venture                           3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 49,259,371    44,479,804
                                             ------------  ------------
Total:                                        123,484,295   110,410,437
Advances by the Company's three
 subsidiaries                                     590,265       590,265
                                             ------------  ------------
Combined total investment                    $124,075,560  $111,000,702
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007




(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                   09/30/07     09/30/06
Related Parties                                    --------     --------

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)
                                                  $17,866,687  $15,005,800

Other

Short-term notes and accrued interest (September
30, 2007, $188,208 and September 30, 2006, $166,608)
issued to other non related parties, interest
rates of varying  amounts, in lieu of actual
cash payments and includes a mortgage on a
certain parcel of land pledged as collateral
located in El Salvador.                               323,208      301,608
                                                  -----------  -----------
Total:                                            $18,189,895  $15,307,408
                                                  ===========  ===========


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26 and 1/2 years, including vacation pay, for a total of $3,434,015 and $3,255,265 at September 30, 2007 and 2006, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2007 and 2006:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $12,322,041 and $10,539,276 at September 30, 2007 and 2006, respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,318,900 and $1,191,827 at September 30, 2007 and 2006, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM
RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


In order to satisfy the Company's cash requirements from time to time, the Company's late President has sold or pledged as collateral for loans, shares of the Company's common stock owned by him. In order to compensate its late President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly. The Company receives all of the net cash proceeds from the sale or from the pledge of these shares. The Company did not borrow any common shares during this fiscal year. The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

On February 16, 1987, the Company granted its late President, by unanimous consent of the Board of Directors, compensation in the form of a bonus in the amount of two percent of the pre-tax profits realized by the Company from its gold mining operations in El Salvador, payable annually over a period of twenty years commencing on the first day of the month following the month in which gold production commences.

The late President, as an individual, and not as a Director or Officer of the Company, presently owns a total of 467 Misanse common shares. There are a total of 2,600 Misanse common shares issued and outstanding.

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2007:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,966,147 and $2,263,328 at September 30, 2007 and 2006, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2007 and 2006:

The late President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $917,655 and $781,087 at September 30, 2007 and 2006, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007



The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $453,600 and $417,600 at September 30, 2007 and 2006, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $270,555 and $230,282 at September 30, 2007 and 2006, respectively, which bears interest at an annual rate of 16% payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $417,544 for 1,860.40 hours of legal services rendered from July 1980 through September 30, 2007. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The oldest son of the late President who has controlling ownership of a company called Circular Marketing, Inc. has the Company's open-ended, secured, on-demand promissory note in the sum of $55,758 as of September 30, 2007, which bears interest at an annual rate of prime plus four percent, but not less than 16% and the interest is payable monthly.

The late President's half brother has a promissory note in the sum of $15,642 as of September 30, 2007, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The late Chairman/President did not receive any Director fees. The accrued amount due for Director fees is $8,800 and $6,000 for Officer salaries for the second quarter ended September 30, 2007 and the second quarter ended September 30, 2006. The other salary accruals as of September 30, 2007 are $132,053 compared to $107,236 for September 30, 2006.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                          September 30, 2007      September 30, 2006
                          ------------------      ------------------
                        Total        Interest     Total       Interest
                       Advances       Charges    Advances      Charges
                       --------      --------    --------     --------
April 1 beginning
 balances            $62,975,723  $43,853,373  $55,153,966  $36,698,936
Advances this
 fiscal period         4,233,841    3,975,544    3,760,307    3,454,942
                     -----------  -----------  -----------  -----------
                      67,209,564                58,914,273

Advances by three
 of the Company's
 subsidiaries            590,265            0      590,265            0
                     -----------  -----------   ----------   ----------
Total net advances
 as of September 30  $67,799,829  $47,828,917  $59,504,538  $40,153,878
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


                                       March 31
                                       --------
Deferred Tax Assets:          2007       Rate      2006     Rate
Net Operating                 ----       ----      ----     ----
  Loss Carry-forwards      $3,619,772     34%   $3,560,885   34%
 Valuation Allowance
  for Deferred Tax Assets  (3,619,772)   (34%)  (3,560,885)  34%
                           -----------   -----  -----------  ---
Net Deferred Tax Assets:   $        0      0    $        0    0

The components of current income tax expense as of March 31, 2007, 2006 and 2005 respectively are as follows:


                                          As of March 31
                                    2007          2006        2005
                                    ----          ----        ----
Current federal tax expense    $       0     $       0    $      0
Current state tax expense      $       0     $       0    $      0
Change in NOL benefits         $ (58,887)    $(646,200)*  $(78,000)
Change in valuation allowance  $  58,887     $ 646,200    $ 78,000
 Income tax expense            $       0     $       0    $      0


*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

(10)  DESCRIPTION OF SECURITIES

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 28,463,596 and 25,734,016 shares were issued and outstanding as of September 30, 2007 and 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2007 or 2006.

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

c.  STOCK OPTION ACTIVITY:


                              09/30/07              03/31/07
                        --------------------  --------------------
                                   Weighted              Weighted
                         Option     Average    Option     Average
                         Shares      Price     Shares      Price
                         ------    ---------   ------    ---------
Outstanding, beg. yr.       0         N/A         0         N/A
Granted                     0         N/A         0         N/A
Exercised                   0         N/A         0         N/A
Forfeited                   0         N/A         0         N/A
Expired                     0         N/A         0         N/A
                         ------    ---------   ------    ---------
Outstanding, end of yr.     0         N/A         0         N/A
                         ======    =========   ======    =========

There were no stock options issued or outstanding as of September 30, 2007 or 2006.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


d.  STOCK RIGHTS - TO THE LATE PRESIDENT

Reference is made to note 7, Related Party Transactions, of the Company's financial statements which disclose the terms and conditions of the share loans to the Company by the late President and the interest which is payable to him by the Company's issuance of its restricted common shares.

Any share interest payable to the late President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2007, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. Thirty thousand of these shares were issued during this second quarter, leaving a balance of 1,862,420 unissued Form S-8 common shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2007, 986,655 common shares remained in the account. During this fiscal period zero shares were added and 186,655 shares were sold, leaving a balance of 800,000 common shares as of September 30, 2007.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. The English translation of that complaint is included as Exhibit 10.22 to the Form 10-K for the fiscal year ended March 31, 2007. There has been no amount accrued for litigation as of September 30, 2007 or September 30, 2006.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

ENVIRONMETNAL GUARANTEES

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


Company Net Advances to the Joint Venture during the fiscal period ended September 30, 2007
------------------------------------------------------------------------

                                Total Advances  Interest Charges
                                 --------------  ----------------
Beginning balance                  $62,975,723      $43,853,373
 Advances during fiscal year
  ended Sept. 30, 2007               4,233,841        3,975,544
                                   -----------      -----------
 Total Company's net advances       67,209,564       47,828,917
 Advances by three of the
  Company's subsidiaries               590,265                0
                                   -----------      -----------
 Total net advances as of
  Sept. 30, 2007                   $67,799,829      $47,828,917

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


                             Mining *1 El Salvador,    Corporate
                                 Central America      Headquarters
                                 ---------------      ------------
Year ended 9/30/07
 Sales and revenues              $         0        $             0
 Depreciation & amortization               0                      0
 Operating income (loss)                   0                (88,822)
 Total assets                     43,990,957                235,013
 Capital expenditures              1,702,997                      0

Year ended 9/30/06
  Sales and revenues             $         0        $             0
  Depreciation & amortization              0                      0
  Operating income (loss)                  0                (85,097)
  Total assets                    40,662,575                243,147
  Capital expenditures             1,447,153                      0


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

                                                       Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/08            Revenues      Net (Loss)      Income/(Loss)
-----------------------  ---------     ----------   ------------------
First quarter 6/30/07       $0         $(46,209)            $0
Second quarter 09/30/07     $0         $(42,613)            $0

                                                        Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/07            Revenues      Net (Loss)      Income/(Loss)
-----------------------  --------      ----------   ------------------
First quarter 6/30/06       $0         $(40,579)            $0
Second quarter 09/30/07     $0         $(44,518)            $0

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2007 and 2006. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

All of our gold and silver ore reserves are located in the Republic of El Salvador, Central America, in the Departments of La Union and Morazan. Our geologists have defined the following reserves:


                                                      Ounces
                                                      ------
                                     Av. Grade
                                        Per
      Location              Tons        Oz.     Proven      Probable    Total
      ---------             ----     ---------  ------      --------    -----
San Sebastian Gold Mine
Department of La Union
Virgin ore               14,404,096    .081    1,166,732              1,166,732
Stope fill (estimated)    1,000,000    .340                  340,000    340,000
                        -----------            ---------   ---------  ---------
 Balances                15,404,096            1,166,732     340,000  1,506,732
Probable                122,815,134    .016                1,948,748  1,948,748
                        -----------            ---------   ---------  ---------
Total proven/estimated
 probable               138,219,230            1,166,732   2,288,748  3,455,480

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

                        Department or                Acres
    Concessions            Location      Exploitation    Exploration     Total
---------------------   --------------   ------------    -----------     -----
Renewed San Sebastian
 Gold Mine             La Union               304           1,394        1,698
New San Sebastian
 Gold Mine             La Union/Morazan                     8,372        8,372
Nueva Esparta          La Union/Morazan                    11,115       11,115
                                              ---          ------       ------
  Total Acreage                               304          20,881       21,185

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

RESERVES AND MINERALIZED MATERIAL
----------------------------------

As of September 30, 2007, the Company has reported proven, probable and possible mineral reserves of up to 3.4 million ounces of gold at part of its San Sebastian Gold Mine and has reported mineralized material on a number of its properties. When the Company is producing gold and silver or are developing a mine the Company estimates its ore reserves on at least an annual basis. The Company has updated its mineralized material estimates from time to time as the information is obtained.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

Contingent fund availability, inflation costs and for
accelerating the above projects                        U.S.  $3 million net
                                                       --------------------

Total                                                  U.S. $30 million net

All of the Company's mines are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office has issued the following three concessions:

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

From September 1987 through September 30, 2007, the Company has advanced the sum of $67,209,564 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $67,799,829. This investment includes the charge of $47,828,917 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the Modesto Mine, the Montemayor Mine, the La Joya Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006
--------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $88,822 or $.00 cents per share for the fiscal quarter ended September 30, 2007. This compares to a net loss of $85,097 or $.00 cents per share for the fiscal quarter ended September 30, 2006.

There was no current or deferred provision for income taxes during the fiscal period ended September 30, 2007 or 2006. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended September 30, 2007 or 2006. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,396,745 was recorded by the Company during this fiscal period compared to $1,168,827 for the same period in 2006, and it was eliminated with the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

From time to time, the Company estimates its ore reserves when it is in production. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)


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

The financial statements for the second quarter ended September 30, 2007, 2006, and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

For the fiscal year ended March 31, 2007, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data, Note 2, in the Company's Form 10-K for its fiscal year ended March 31, 2007 for additional details.


GOLD ORE RESERVES (09/30/07)               Average Gold
                                    Tons    Grade (OPT)  Gold Ounces(1)
Ore - virgin (includes 960,000      ----    ------------ --------------
 tons of dump material)          14,404,096    0.081       1,166,732
Stope fill (estimated)            1,000,000    0.340         340,000
                                -----------                ---------
Total proven reserves            15,404,096                1,506,732
Probable reserve and open pit   122,815,134    0.016       1,948,748
                                -----------                ---------
   Total proven and probable    138,219,230                3,455,480

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The requirement is that recognition of the impact of a tax position is made in the financial statements, if the position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The cumulative effect should be reported as an adjustment to the opening balance of retained earnings for the fiscal year. Adoption must

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

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

EMPLOYEES
---------

As of September 30, 2007, the Joint Venture employed between 40 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through September 30, 2007, the Company, and three of its subsidiaries, have advanced to the Joint Venture $67,799,829. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $47,828,917 through September 30, 2007. So far, the Company furnished all of the funds required by the Joint Venture. The interest expense has been eliminated from these financial statements.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                         PART II - OTHER INFORMATION

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

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 26, 2007, the Company held its annual meeting of shareholders. From the 28,463,596 issued and outstanding common shares entitled to vote, 21,972,065 (77.19%) of the common shares voted in person or by proxy. The shareholders voted affirmatively on the following two proposals at this meeting:

          Proposal I was for the election of one Class III Director of the Company, Sidney Sodos. From the 21,972,065 shares voting at the meeting, the proposal electing Sidney Sodos as a Class III Director passed with votes of 21,701,441 (98.77%) in favor; 270,624 votes withheld authority (1.23%). His term expires at the annual shareholders' meeting to be held in 2010 and/or until such time as his successor shall be elected and qualified.

          Proposal II was to ratify the Audit Committee's appointment of Chisholm, Bierwolf & Nilson, LLC as the Company's independent registered public accounting firm for the fiscal year ended March 31, 2008. The proposal passed with 21,720,721 votes (98.86%) in favor; 156,782 votes (.71%) were against the proposal, and 94,562 votes (.43%) abstained.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                   PART II - OTHER INFORMATION (CONTINUED)


          A proposal from the floor was made to ratify, approve and confirm all of the past acts of the Directors and Officers, including all related party transactions to the date of the meeting in furtherance of the business and affairs of the Company. All of the votes were in favor of the proposal and none were against it.

          At the Annual Board of Directors' Meeting, which followed the Annual Shareholders' Meeting, the Board of Directors elected Edward A. Machulak as the Chairman, President and Chief Executive Officer of the Company, John H. Curry as Executive Vice President of the Company, and Sidney Sodos as Vice President and Treasurer of the Company and Christine M. Wolski as Corporate Secretary of the Company.

Item 5.   Other Information

          On October 21, 2007, Chairman Edward L. Machulak passed away at the age of 81. On October 22, 2007, the Board of Directors consented to the appointment of Edward A. Machulak as Temporary Chairman until the Company's annual meeting. Following the October 26, 2007 annual meeting, the directors elected Edward
          A. Machulak to be the Chairman, President and Chief Executive Officer of the Company.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - SEPTEMBER 30, 2007
                   PART II - OTHER INFORMATION (CONTINUED)


Item 6(a).  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit No.     Description of Exhibit
            ----------      ----------------------
               31.1*        Certification of President and Chief
                            Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


               31.2* Certification of Executive Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


               32.1*        Certification of President and Chief
                            Executive Officer pursuant to 18 U.S.C.
                            Section 1350 as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002


               32.2* Certification of Executive Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Filed herewith


            (b)  Reports on Form 8-K

                 On October 24, 2007, the Company filed a Securities and Exchange Commission Form 8-K disclosing the death of its Chairman Edward L. Machulak and reporting the subsequent appointment of Edward A. Machulak as Temporary Chairman until the Company's October 26, 2007 annual meeting.

                 On November 1, 2007, the Company filed a Securities and Exchange Commission Form 8-K reporting that the Company's annual meeting convened as scheduled on October 26, 2007, and that Sidney Sodos was re-elected as a director for a term expiring in 2010. It also reported that at the Annual Board of Directors' Meeting which followed the Annual Shareholders' Meeting, the Board of Directors appointed Edward A. Machulak as the Chairman, President and Chief Executive Officer of the Company, John H. Curry as Executive Vice President of the Company, Sidney Sodos as Vice President and Treasurer of the Company, and Christine M. Wolski as Corporate Secretary of the Company and that Messrs. Machulak, Curry and Sodos constitute the Board of Directors of the Company. Reference is made to Item 5. Submission of Matters to a Vote of Security Holders.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  November 19, 2007         /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer