Form 10-Q
period 2007-12-31
COMMERCE GROUP CORP /WI/
filed 2008-02-19
CIK 109757

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended DECEMBER 31, 2007

                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,463,596 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2007.

                          COMMERCE GROUP CORP.

                              FORM 10-Q

            FOR THE THIRD QUARTER ENDED DECEMBER 31, 2007

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                        CONSOLIDATED BALANCE SHEETS

                                        12/31/07          03/31/07
                                      (Unaudited)        (Audited)
                                      -----------        ---------

                                  ASSETS
                                  ------

Current assets
 Cash                                 $    38,793      $     5,031
 Other current assets                     233,977          274,553
 Accounts receivable - related            584,925          584,925
 Accounts receivable                            0                0
 Mining supplies                           39,562           39,562
 Prepaid items and deposits                31,108           32,474
                                      -----------      -----------
  Total current assets                    928,365          936,545

Property, plant and equipment, net      4,700,954        4,693,933
Mining resources investment            39,328,524       36,709,003
                                      -----------      -----------
 Total assets                         $44,957,843      $42,339,481
                                      ===========      ===========

                                LIABILITIES
                                ------------

Current liabilities
 Accounts payable                          72,825           18,379
 Accounts payable - related               379,153          349,545
 Notes and accrued interest
  payable to related parties           18,641,374       16,410,397
 Notes and accrued interest
  payable to others                       328,653          312,379
 Accrued salaries                       3,617,318        3,477,568
 Accrued legal fees                       446,704          415,035
 Other accrued expenses - related         474,200          435,600
 Other accrued expenses - other           415,538          371,273
                                      -----------      -----------
  Total liabilities                    24,375,765       21,790,176

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                           SHAREHOLDERS' EQUITY
                           --------------------
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2007-none; 2006-none                 $         0      $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 12/31/2007 - 29,463,596                2,946,360
 3/31/2007 - 27,778,596                                  2,777,860
Capital in excess of par value         19,443,554       19,441,554
Accumulated deficit                    (1,807,835)      (1,670,109)
                                      ------------     ------------
  Total shareholders' equity           20,582,079       20,549,305
                                      ------------     ------------
  Total liabilities and shareholders'
  equity                              $44,957,843      $42,339,481
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

        COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                          Three Months Ended
                             Third Quarter           Nine Months Ended
                         12/31/07     12/31/06     12/31/07     12/31/06
                        -----------  -----------  -----------  -----------
Revenues:               $        0   $        0   $        0   $        0

Expenses:
 General and
   administrative           48,904       42,673      137,726      127,770
                        -----------  -----------  -----------  -----------
 Total expenses             48,904       42,673      137,726      127,770

Net loss from operations   (48,904)     (42,673)    (137,726)    (127,770)
Other income                     0            0            0            0
                        -----------  -----------  -----------  -----------
Net loss before income
 taxes                     (48,904)     (42,673)    (137,726)    (127,770)
Income tax expense               0            0            0            0
                        -----------  -----------  -----------  -----------
Net loss                $  (48,904)  $  (42,673)  $ (137,726)  $ (127,770)
                        ===========  ===========  ===========  ===========
Net loss per share
 basic/diluted          $     (.00)  $     (.00)  $     (.00)  $     (.00)
                        ===========  ===========  ===========  ===========
Weighted av. basic
 and diluted common
 shares outstanding      28,254,572   25,428,948   28,302,545   25,430,150
                        ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THIRD QUARTER DECEMBER 31, 2007



                                    Common Stock
                         -----------------------------------


                                                  Capital in   Retained
                          Number of                Excess of   Earnings
                            Shares    Par Value    Par Value   (Deficit)
                         ----------  ----------  -----------  -----------
Balances March 31, 2005  23,823,734  $2,382,373  $19,292,410  $(1,334,827)

Net loss for fiscal year
 ended March 31, 2006                                            (162,085)

Common stock issued for:
 Dir./off./employee/
  services comp.            590,620      59,062       40,652
 Payment of debt            601,662      60,167       41,412
 Cash                       100,000      10,000        2,500
                         ----------  ----------  -----------  ------------
Balances March 31, 2006  25,116,016  $2,511,602  $19,376,974  $(1,496,912)
Net loss for fiscal year
 ended March 31, 2007                                            (173,197)

Common stock issued for:
 Dir./off./employee/
  services comp.          1,107,580     110,758            0
Payment of debt             750,000      75,000            0
 Cash                       805,000      80,500       64,580
                         ----------  ----------  -----------  ------------
Balances March 31, 2007  27,778,596  $2,777,860  $19,441,554  $(1,670,109)

Net loss for nine months
 ended Dec. 31, 2007                                             (137,726)

Common stock issued for:
 Dir./off./employee/
  services comp              30,000       3,000            0
 Cash                     1,655,000     165,500        2,000
                         ----------  ----------  -----------  -------------
Balances Dec. 31, 2007   29,463,596  $2,946,360  $19,443,554  $ (1,807,835)
                         ==========  ==========  ===========  =============


The accompanying notes are an integral part of these consolidated financial statements.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                                                 2007         2006
                                                 ----         ----
OPERATING ACTIVITIES:
 Net loss                                    $(137,726)    $(127,770)
 Adjustments to reconcile net
 loss to net cash provided
  by (used in) operating activities:
 Common stock issued for services rendered       3,000         2,000
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           40,577        15,975
 Decrease (increase) in prepaid items
  and deposits                                   1,366           483
 Increase (decrease) in accounts payable
  and other accrued expenses                   166,919        46,142
 Increase (decrease) in accrued salaries       139,750
 Increase (decrease) in accrued legal fees      31,669         2,351

 Net cash provided by (used in) operating    ----------    ----------
  activities                                   245,555       (60,819)

Investing activities:
 Investment in mining resources and
  property, plant and equipment               (396,567)     (296,221)
                                              ---------     ---------
 Net cash used for investing activities       (396,567)     (296,221)

Financing activities:
Notes payable                                   16,274       211,496
 Common stock issued for cash                  168,500       124,380
 Related party advances                              0             0
                                              ---------     ---------
Net cash provided by financing activities      184,774       335,876

Net increase (decrease) in cash and
 cash equivalents                               33,762       (21,164)
Cash - beg. of year                              5,031        31,303
                                             ----------     ---------
Cash - end of this period 12/31/07
  and 12/31/06                               $  38,793    $   10,139
                                             ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental cash-flow disclosure:
---------------------------------------------
                                               Fiscal Period Ended
                                               -------------------
                                     December 31, 2007     December 31, 2006
                                     ------------------    ------------------
Cash information                      Shares      Amount    Shares    Amount
                                      ------      ------    ------    ------
1.  Accrued interest capitalized         -      $2,144,697     -    $1,798,108
2.  Interest expense paid in cash        -            -        -          -
3.  Income taxes paid                    -            -        -          -

Non-cash financing and investing activities

Common stock issued for services       30,000   $    3,000   20,000      2,000

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007



     The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold and silver production. The goal of the Company's late President and Chairman was to obtain sufficient funds to assist the Joint Venture in placing the SSGM into an open-pit, heap-leach production, while recognizing that it is necessary for the Company to obtain funds from outside sources to accomplish this.

     Following the death of the Company's President and Chairman on October 21, 2007, and during the quarter ending December 31, 2007, the Company has begun to focus on finding a suitable candidate, who can offer the resources required to conduct the Joint Venture's exploration, exploitation, development expansion programs, and place the SSGM into production.

     While considering and pursuing its current options, the Company continues to require funds to maintain its current activities in El Salvador. To obtain such funds, the Company will have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

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

MINORITY INTEREST

During the third quarter periods ended December 31, 2007 and 2006, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore have not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of December 31, 2007. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El
     Salvadoran Government and for other employee purposes.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of December 31, 2007. The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the late President of the Company at the Company's cost.

2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                         Misanse     Others      Total
                                         -------     ------      -----
     Accounts receivable                 $584,925   $      0   $584,925
     Accounts payable - related parties  $229,445   $149,708   $379,153

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

     The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $229,445 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007



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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of December 31, 2007.

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

                                         Net Loss     Shares     Per-Share
                                       (Numerator) (Denominator)   Amount
                                       ----------- ------------- ---------
For the year ended December 31, 2007:
 Basic EPS
  Net loss to common Shareholders       $(137,726)   28,302,545   $ (0.00)
                                        =========                ========
For the year ended December 31, 2006:
 Basic EPS
  Net loss to common Shareholders       $(127,770)   25,430,150   $ (0.00)
                                        ==========                ========

FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT AND MINING RESOURCES
-----------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


             December 31, 2007                      December 31, 2006
         ---------------------------           ----------------------------
                  Accumulated                           Accumulated
         Cost     Depreciation   Net           Cost     Depreciation    Net
Mineral  ----     ------------   ---           ----     ------------    ---
Properties
and
Deferred
Develop-
ment $39,326,524  $        0  $39,326,524 $36,011,570 $         0  $36,011,570

Property,
Plant
and
Equip-
ment   6,953,097  (2,252,143)   4,700,954   6,787,634  (2,252,143)   4,535,491
     ----------- -----------  ----------- ----------- -----------  -----------
     $46,279,621 $(2,252,143) $44,027,478 $42,799,204 $(2,252,143) $40,547,061
     =========== ===========  =========== =========== ============ ===========

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

The Joint Venture is registered to do business in the State of Wisconsin and in the Republic of El Salvador, Central America.

INVESTMENTS IN JOINT VENTURE

As of December 31, 2007, the Company's advances, including charges for interest expense to the Joint Venture, were $69,421,797 and three of the Company's subsidiaries' advances were $590,265 for a total of $70,012,062.

INVESTMENT IN EL SALVADOR MINING PROJECTS

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of December 31, 2007 and 2006, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:


                                                  2007          2006
                                                  ----          ----
The Company's advances (net of gold
 sale proceeds) since 09/22/87               $ 69,421,797  $ 60,911,973
The Company's initial investment
 in the Joint Venture                           3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 50,458,961    45,638,891
                                             ------------  ------------
Total:                                        126,897,118   113,567,224
Advances by the Company's three
 subsidiaries                                     590,265       590,265
                                             ------------  ------------
Combined total investment                    $127,487,383  $114,157,489
                                             ============  ============


EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the minable and proven gold ore reserve area, and the Company has attempted to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP. The Joint Venture's plan has been to resume its exploration and expansion program to develop additional gold ore reserves in the area surrounding the existing gold
ore reserves.   Following the death of the Company's President and
Chairman on October 21, 2007, and during the quarter ending December 31, 2007, the Company has performed limited exploration in targeted areas.
On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration concession referred to as the "New SSGM" which area includes and encompasses the existing SSGM. Also the Company is currently in the process of exploring two of the formerly operated gold mines in this concession. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration concession which is referred to as the "Nueva Esparta" and includes eight formerly operated gold/silver mines. Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this concession.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007




(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------

                                                   12/31/07     12/31/06
Related Parties                                    --------     --------

Mortgage and promissory notes to related
parties, interest ranging from one percent to
four percent over prime rate, but not less than
16%, payable monthly, due on demand, using the
Misanse lease, real estate and all other assets
owned by the Company,  its subsidiaries and the
Joint Venture as collateral. (Note 7)
                                                  $18,641,374  $15,742,201

Other

Short-term notes and accrued interest (December
30, 2007, $193,653 and December 31, 2006, $172,053)
issued to other non related parties, interest
rates of varying  amounts, in lieu of actual
cash payments and includes a mortgage on a
certain parcel of land pledged as collateral
located in El Salvador.                               328,653      307,053
                                                  -----------  -----------
Total:                                            $18,970,027  $16,049,254
                                                  ===========  ===========


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26 years and ten months, including vacation pay, for a total of $3,447,765 and $3,296,515 at December 31, 2007 and 2006, respectively. The current President also agreed to accrue his salary for November and December 2007 in the sum of $27,500.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2007 and 2006:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $12,828,420 and $10,958,565 at December 31, 2007 and 2006, respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,373,566 and $1,241,227 at December 31, 2007 and 2006, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM
RIRA). These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2007:

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $3,102,097 and $2,489,121 at December 31, 2007 and 2006, respectively; the annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2007 and 2006:

The late President's wife's Rollover Individual Retirement Account (SM RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $955,690 and $813,462 at December 31, 2007 and 2006, respectively, which bears interest at an annual rate of prime plus three percent, but not less than 16% and the interest is payable monthly.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007



The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October, 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $462,600 and $426,600 at December 31, 2007 and 2006, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $281,759 and $239,827 at December 31, 2007 and 2006, respectively, which bears interest at an annual rate of 16% payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $446,704 for 1,985.35 hours of legal services rendered from July 1980 through December 31, 2007. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The oldest son of the late President who has controlling ownership of a company called Circular Marketing, Inc. has the Company's open-ended, secured, on-demand promissory note in the sum of $83,552 as of December 31, 2007, which bears interest at an annual rate of prime plus four percent, but not less than 16% and the interest is payable monthly.

The late President's half brother has a promissory note in the sum of $16,290 as of December 31, 2007, which bears interest at an annual rate of 16% payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the
Company's operations are profitable.   Effective from October 1, 1996,
the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The late Chairman/President did not receive any Director fees. The accrued amount due for Director fees is $11,600 and $7,000 for Officer salaries for the third quarter ended December
31, 2007 and the third quarter ended December 31, 2006. The other salary accruals as of December 31, 2007 are $135,053 compared to $110,236 for December 31, 2006.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


COMPANY NET ADVANCES TO THE JOINT VENTURE
-----------------------------------------

                           December 31, 2007      December 31, 2006
                          ------------------      ------------------
                        Total        Interest     Total       Interest
                       Advances       Charges    Advances      Charges
                       --------      --------    --------     --------
April 1 beginning
 balances            $62,975,723  $43,853,373  $55,153,966  $36,698,936
Advances this
 fiscal period         6,446,074    5,958,879    5,758,007    5,294,404
                     -----------  -----------  -----------  -----------
                      69,421,797                60,911,973

Advances by three
 of the Company's
 subsidiaries            590,265            0      590,265            0
                     -----------  -----------   ----------   ----------
Total net advances
 as of December 31   $70,012,062  $49,812,252  $61,502,238  $41,993,340
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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

(10)  DESCRIPTION OF SECURITIES

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 29,463,596 and 25,734,016 shares were issued and outstanding as of December 31, 2007 and 2006. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2007 or 2006.

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

c.  STOCK OPTION ACTIVITY:


                              12/31/07              03/31/07
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
                         ======    =========   ======    =========

There were no stock options issued or outstanding as of December 31, 2007 or 2006.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2007, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares were issued during this third quarter, leaving a balance of 1,862,420 unissued Form S-8 common shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2007, 986,655 common shares remained in the account. As of December 31, 2007 there is a balance of 800,000 shares in this account.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. The English translation of that complaint is included as Exhibit 10.22 to the Form 10-K for the fiscal year ended March 31, 2007. There has been no amount accrued for litigation as of December 31, 2007 or December 31, 2006.

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007

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

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


Company Net Advances to the Joint Venture during the fiscal period ended December 31, 2007
------------------------------------------------------------------------

                                Total Advances  Interest Charges
                                 --------------  ----------------
Beginning balance                  $62,975,723      $43,853,373
 Advances during fiscal year
  ended Sept. 30, 2007               6,446,074        5,958,879
                                   -----------      -----------
 Total Company's net advances       69,421,797       49,812,252
 Advances by three of the
  Company's subsidiaries               590,265                0
                                   -----------      -----------
 Total net advances as of
  Sept. 30, 2007                   $70,012,062      $49,812,252

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


                             Mining *1 El Salvador,    Corporate
                                 Central America      Headquarters
                                 ---------------      ------------
Year ended 12/31/07
 Sales and revenues              $         0        $             0
 Depreciation & amortization               0                      0
 Operating income (loss)                   0               (137,726)
 Total assets                     44,955,843                266,276
 Capital expenditures              2,626,542                      0

Year ended 12/31/06
  Sales and revenues             $         0        $             0
  Depreciation & amortization              0                      0
  Operating income (loss)                  0               (127,700)
  Total assets                    41,439,555                231,643
  Capital expenditures             2,233,579                      0


*1 Its major customer for the refining and purchase of gold is a refinery located in the United States. The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

       COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

                                                       Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/08            Revenues      Net (Loss)      Income/(Loss)
-----------------------  ---------     ----------   ------------------
First quarter 6/30/07       $0         $ (46,209)            $0
Second quarter 09/30/07     $0         $ (42,613)            $0
Third quarter 12/31/07      $0         $ (48,904)            $0

                                                        Per Share
Fiscal year             Operating                   Basic/Diluted Net
ended 3/31/07            Revenues      Net (Loss)      Income/(Loss)
-----------------------  --------      ----------   ------------------
First quarter 6/30/06       $0         $(40,579)            $0
Second quarter 09/30/06     $0         $(44,518)            $0
Third quarter 12/31/06      $0         $(42,673)            $0

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

Following the death of the Company's President and Chairman on October 21, 2007, and during the quarter ending December 31, 2007, the Company has scaled back its exploration activity in El Salvador and has focused its efforts on finding a suitable candidate, who can offer the resources required to achieve the Company's plans. Management believes it has sufficient availability of funds through loans and other business arrangements from its principal officer, its directors, through accredited investors, and other sources to continue its operations for the coming year. The substantial increase in the price of gold--the highest in 25 years--has expanded investors' interest.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended December 31, 2007 and 2006. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW
--------

Commerce is in the precious metals exploration, exploitation, development, production business with all of its mining interests presently located in the Republic of El Salvador, Central America. The Company's objective and goals have been to increase shareholder value by exploration for gold and silver within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and by resuming gold production, which has been suspended.

The strategies to accomplish these goals include commencement of production of gold and silver when adequate funding is available, developing gold and silver ore reserves by a more aggressive exploration program, entering into a joint venture or similar creative relationship with respected partners, continuing the good relationship established over the past 40 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the
citizens surrounding its mining properties.    Following the death of the
Company's President and Chairman on October 21, 2007, and during the quarter ending December 31, 2007, the Company has begun to focus on finding a suitable candidate, who can offer the resources required to conduct the Joint Venture's exploration, exploitation, development expansion programs, and place the SSGM into production.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
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

RESERVES AND MINERALIZED MATERIAL
----------------------------------

As of December 31, 2007, the Company has reported proven, probable and possible mineral reserves of up to 3.4 million ounces of gold at part of its San Sebastian Gold Mine and has reported mineralized material on a number of its properties. When the Company is producing gold and silver or is developing a mine the Company estimates its ore reserves on at least an annual basis. The Company has updated its mineralized material estimates from time to time as the information is obtained.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence any production. It plans to joint venture, merge, be acquired or enter into a business combination that will enable its planned development.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


Additional equipment has to be purchased, delivered and installed and the SCMP has to be retrofitted, overhauled and its production capacity should
be expanded.    The Company has planned to commence an open-pit,
heap-leaching operation at the SSGM. The Company's engineers had determined that a 2,000 ton-per-day open-pit, heap-leach, start-up operation should produce approximately 1,280 ounces of gold per month.
It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

The Company estimates that it would need up to U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $19,000,000 proceeds would be follows: $8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital. The Company plans to joint venture, merge, be acquired or enter into a business combination that will enable its planned development.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

From September 1987 through December 31, 2007, the Company has advanced the sum of $69,421,797 to the Joint Venture (which includes interest charges payable to the Company), and three of the Company's subsidiaries have advanced the sum of $590,265, for a total of $70,012,062. This investment includes the charge of $49,812,252 for interest expense during this period of time. The funds invested in the Joint Venture were used primarily for the exploration, exploitation, and development of the SSGM, for the construction of the Joint Venture laboratory facilities on real estate owned by the Company near the SSGM site, for the operation of the laboratory, for the purchase of a 200-ton per day used SCMP precious metals' cyanide leaching mill and plant, for the initial retrofitting, repair, modernization and expansion of its SCMP facilities, for consumable inventory, for working capital, for exploration and holding costs of the Modesto Mine, the Montemayor Mine, the La Joya Mine, the Tabanco Mine and the La Lola Mine, for SSGM infrastructure, including rewiring, repairing and installation of over two miles of the Company's electric power lines to provide electrical service, for the purchase of equipment, laboratory chemicals, and supplies, for parts and supply inventory, for the maintenance of the Company-owned dam and reservoir, for extensive road extension and preservation, for its participation in the construction of a community bridge, for community telephone building and facilities, for a community place of worship, for the purchase of the real estate on the Modesto Mine, for leasing the Montemayor real estate, for the purchase and erection of a cone crushing system, for diamond drilling at the SSGM, for the purchase of a rod mill and a carbon regeneration system, for holding costs, and for many other related needs.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006
--------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $137,726 or $.00 cents per share for the fiscal quarter ended December 31, 2007. This compares to a net loss of $127,720 or $.00 cents per share for the fiscal quarter ended December 31, 2006.

There was no current or deferred provision for income taxes during the fiscal period ended December 31, 2007 or 2006. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended December 31, 2007 or 2006. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $2,144,697 was recorded by the Company during this fiscal period compared to $1,798,108 for the same period in 2006, and it was eliminated with the interest income earned from the Joint Venture.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005
-------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP, and to commence an open-pit, heap-leach operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $127,720 or $.00 cents per share for the fiscal quarter ended December
31, 2006. This compares to a net loss of $117,839 or $.00 cents per share for the fiscal quarter ended December 31, 2005.

There was no current or deferred provision for income taxes during the fiscal quarter ended December 31, 2006 or 2005. Additionally, even though the Company has an operating tax loss carryforward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Inflation did not have a material impact on operations in the fiscal quarters ended December 31, 2006 or 2005. The Company does not anticipate that inflation will have a material impact on continuing operations during this fiscal year.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

From time to time, the Company estimates its ore reserves when it is in production. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (Continued)


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

The financial statements for the third quarter ended December 31, 2007, 2006, and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

For the fiscal year ended March 31, 2007, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data, Note 2, in the Company's Form 10-K for its fiscal year ended March 31, 2007 for additional details.


GOLD ORE RESERVES (12/31/07)               Average Gold
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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


Most of the mining properties are located in the Departments of La Union and Morazan in the Republic of El Salvador, Central America.

The Company's main objective and plan, through the Joint Venture, has been to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine. The Company plans to joint venture, merge, be acquired or enter into a business combination that will enable its planned development. The Joint Venture continues on a limited basis to conduct an exploration program to develop additional gold ore reserves at the SSGM. Since it has the New SSGM and the Nueva Esparta Exploration Concession/License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine,the La Joya Mine and the Banadero Mine.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The requirement is that recognition of the impact of a tax position is made in the financial statements, if the position is more likely than not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The cumulative effect should be reported as an adjustment to the opening balance of retained earnings for the fiscal year. Adoption must

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (Continued)

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

EMPLOYEES
---------

As of December 31, 2007, the Joint Venture employed between 40 and 55 full-time persons in El Salvador to perform its limited exploration, exploitation, and development programs; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador
Eastern Zone.   Also, the Company employs up to four persons, including
part-time help, in the United States.   Since the Joint Venture has laid
off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

RELATED PARTY LOANS, OBLIGATIONS AND TRANSACTIONS
-------------------------------------------------

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

COMPANY ADVANCES TO THE JOINT VENTURE
-------------------------------------

Since September 1987 through December 31, 2007, the Company, and three of its subsidiaries, have advanced to the Joint Venture $70,012,062. Included in the total advances is the interest charged to the Joint Venture by the Company which amounts to $49,812,252 through December 31, 2007. So far, the Company furnished all of the funds required by the Joint Venture. The interest expense has been eliminated from these financial statements.

EFFORTS TO OBTAIN CAPITAL
-------------------------

Since the concession was granted, and through the present time, substantial effort has been exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other El Salvadoran mining prospects.

Following the death of the Company's President and Chairman on October 21, 2007, and during the quarter ending December 31, 2007, the Company has begun to focus on finding a suitable candidate, who can offer the resources required to accomplish this. While there can be no assurance that the Company will succeed in this respect, the current market price of gold has been encouraging.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists. The decline in the Company's common stock market price has placed the Company in a situation of substantially diluting its common shares in order to raise equity capital.

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)

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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                  PART I - FINANCIAL INFORMATION (CONTINUED)


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

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                         PART II - OTHER INFORMATION

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

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

Item 5.   Other Information

          None

      COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                    S.E.C. FORM 10-Q - DECEMBER 31, 2007
                   PART II - OTHER INFORMATION (CONTINUED)


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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  February 19, 2008         /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer