Form 10-K/A
period 2007-03-31
COMMERCE GROUP CORP /WI/
filed 2008-07-15
CIK 109757

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K/A is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  __   No  x

COMMERCE GROUP CORP.

2007 FORM 10-K/A ANNUAL REPORT

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

34

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

35

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

48

Item 8.

Financial Statements and Supplementary Data

50

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

82

Item 9(a).

Controls and Procedures

82

Item 9(b)

Other Information

82

PART III

Item 10.

Directors and Executive Officers of the Registrant

83

Item 11.

Executive Compensation

83

Item 12.

Security Ownership of Certain Beneficial Owners and Management

83

Item 13.

Certain Relationships and Related Transactions

83

Item 14.

Principal Accounting Fees and Services

83

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

84

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this annual report on Form 10-K/A, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, among others, scoping and feasibility studies for the San Sebastian Gold Mine, mineralized material estimates, potential residual production levels, future expenditures, cash requirement predictions and the ability to finance continuing operations.  Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the factors described in this annual report on Form 10-K/A.  Many of these factors are beyond our ability to control or predict.  We disclaim any intent or obligation to update our forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

General

Commerce Group Corp. (“Commerce,” the “Company,” and/or the “Registrant” and reference to these identifications such as “we,” “our,” and “us” may be used herein to refer to Commerce or to any or all of wholly-owned subsidiaries of Commerce) is one of the only precious metals company that has produced gold and silver in the past twenty or more years in the Republic of El Salvador, Central America.  Starting in 1968, for periods during the 1970's and 1980's Commerce was operative in the exploration, exploitation, development, and production of precious metals in El Salvador.  It continues to be operative in the exploration of precious metals in El Salvador while it seeks funding for exploitation, development, and production.  Commerce’s objectives are to obtain the permission of the Government of El Salvador to continue the exploitation of mineralized material at SSGM and to obtain a sufficient amount of funds to operate and expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation at its SSGM to produce gold at a profit.  It further plans to broaden its exploration targets as the opportunity to discover more gold and silver is evident.  Commerce simultaneously continues to seek a compatible acquisition, merger, other business arrangement, or an endeavor in which synergism will prevail.  This combination should continue to enhance the value of Commerce’s common shares.

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
Involvements in the following mining properties
Nueva Esparta Exploration Permit
5/28/04 (received 6/4/04) 45 sq. km.
San Sebastian Gold Mine
("SSGM")
City of Santa Rosa de Lima 10/68
Modesto Mine *1
("Modesto")
City of El Paisnal 8/93
New San Sebastian Gold Mine Exploration Permit
("New SSGM")
City of Santa Rosa de Lima 2/24/03 (received 3/3/03) 40.77 sq. km.
Mines
1. Bañadero Mine
2. Carrizal Mine
3. Copetillo Mine
4. Grande Mine
5. La Joya Mine
6. Las Piñas Mine
7. Montemayor Mine
8. Oro Mine
Renewed 30-year Exploitation Concession
5/20/04 (received 6/4/04) 1.23 sq. km.
Mines
1. SSGM
2. La Lola Mine
3. Santa Lucia Mine
4. Tabanco Mine
*1 Limited to property owned or leased by the company.

Precious Metal Mining

Commerce continues to be involved in the exploration of gold and silver mines in the Republic of El Salvador, Central America, through its Commerce/Sanseb Joint Venture (“Joint Venture”).  Commerce holds a nearly 100% interest in the Joint Venture which is the operator of the San Sebastian Gold Mine (“SSGM”).

Commerce’s objective is to enhance the value of its shares by realizing profits from the production and sale of gold and silver, cash flow, and by locating, developing and exploiting gold/silver ore reserves. This may be achieved by its being a low-cost gold producer.

In 1987 Commerce, through Misanse, was granted the 304-acre SSGM exploitation concession by the El Salvadoran Department of Hydrocarbons and Mines.  This concession was renewed on May 20, 2004.  On March 3, 2003, Commerce received the New San Sebastian Exploration License.  It commenced exploring targeted areas in this 41-square kilometer area (10,374 acres), which includes three formerly-operated mines and encompasses the SSGM.  On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”)  These legal proceedings are pending.

The Government of El Salvador on May 25, 2004 granted the Nueva Esparta Exploration License which consists of 45 square kilometers of area (11,115 acres) and includes eight formerly-operated gold and silver mines.  This exploration area which abuts the New San Sebastian Exploration License area further enhances the potential to locate and evaluate gold and silver ore reserves through the exploration of the eleven formerly-operated gold and silver mines located in both exploration areas.  The concession and exploration map is included in this report.

Commerce’s current goal is to secure sufficient capital to in time produce 100,000 ounces of gold per year and to simultaneously develop gold/silver ore reserves.  The Company expects to engage in production by developing an open-pit, heap-leach operation on the SSGM site and by acquiring additional mill and related equipment which will increase the capacity of the processing of its higher grade virgin mineralized material at the San Cristobal Mill and Plant (“SCMP”).  The SSGM heap-leach operation should have the capability of producing (through processing a higher volume of gold mineralized material beginning with 2,000 tons and in time increasing to 6,000 tons per day) significantly more gold than what can be produced at the SCMP, which has a present capacity of processing 200 tons of gold mineralized material per day.  Commerce will also continue to explore areas contiguous to the SSGM site and in its vast exploration license areas.

Misanse and El Paraiso Map – San Sebastian Gold Mine Lease (SSGM)

El Salvador, Central America

San Sebastian Peak
EL PARAISO
228 Acres
COSIGUINA
16.30 Acres
MISANSE LEASE TO SSGM
304 Acres
MISANSE
EXPLORATION CONCESSION
1,470 Acres
SALAZAR
4.79 Acres
RIO CAMARON
RIO LAS MARIAS
RIO SANTA ROSA

Three Areas	Acres
El Paraiso Property	228
Misanse Exploration Concession	1,166
Misanse Property Leased to SSGM	304
Misanse Property Total	1,470

Scale

1 : 20,000 Meters

Mineralized Material

L = 1.0 km. or 3,300 ft.
W = 250 mts. or 825 ft.
D = 200 mts. or 660 ft.

Estimated Average Grade: 0.025 ounces of gold per ton

Total tonnage 138,219,230
Total estimated ounces of gold: 3.4 million
Total estimated ounces of silver: 0.4 million

Operations

On December 31, 1999, there was significant concern about the price of gold declining to $250 an ounce with a strong indication that the price per ounce would continue to decrease.  With this in mind, the Joint Venture decided to temporarily suspend its processing of gold at its SCMP.  In order to preserve the integrity of the SCMP equipment, it was necessary for the Company to have adequate funds to retrofit, restore, rehabilitate, and expand its mill and plant.  The initial resumption of producing gold was accomplished with the SCMP used equipment that the Joint Venture purchased on February 23, 1993. Even though the Joint Venture has maintained this mill and plant on a continuous basis, certain basic structural components are worn out and need to be replaced, retrofitted or overhauled.  Concurrent with the decision to suspend processing gold mineralized material was the awareness to increase efficiency by expanding the SCMP facilities from the existing 200-ton-per-day capacity to a 500-ton-per-day operation.  From March 31, 1995 through December 31, 1999 when production was suspended, 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver were mined at the SSGM and then sold at the respective current world market price.

Although the financial statements presented herein reflect that the SSGM is the only one of the Company’s mining properties which has generated revenues, there are strong indications of commercial gold/silver mineralized material present at some of the other gold mine sites.

In the past, the Company’s geologists have estimated that the SSGM has the following mineralized material:

SSGM Mineralized Material

GOLD Mineralized Material (03/31/07)	Tons	Estimated Gold Grade (OPT)	Estimated Gold Ounces(1)
Virgin material (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Estimated other mineralized material and open pit	122,815,134	0.016	1,948,748
Total estimated mineralized material	138,219,230	0.025	3,455,480

(1)

The estimated recoverable ounces of gold by processing are: SCMP, 85% to 95%; heap leach, 65% to 70%.  Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

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

The Joint Venture leases the SSGM from the Company’s 52%-owned subsidiary, Mineral San Sebastian, S.A. de C.V. (“Misanse”), an El Salvadoran corporation.  On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of time commencing and coinciding with the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession, hereinafter identified as the “Renewed SSGM,” from the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM).  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Item 8. Financial Statements and Supplementary Data, Note 7).  The Misanse shareholders and directors have acknowledged, approved and confirmed at this shareholders’ meeting the total amount owed to Commerce for funds provided to obtain and maintain this lease agreement and concession.

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

Commerce was originally formed as a Wisconsin corporation (September 14, 1962).  It then merged into a Delaware corporation on July 26, 1971 and on April 1, 1999 it merged back into a Wisconsin corporation.  It owns 52% of Misanse, an El Salvadoran corporation that was formed on May 8, 1960, reinstated on January 25, 1975 and reincorporated on October 22, 1993.  Misanse previously had a mining concession with the government of El Salvador and is the owner of the SSGM real estate.  At that time, Misanse had assigned the mining concession to Commerce Group Corp. and San Sebastian Gold Mines, Inc., the mining operator formed on September 22, 1987 and known as the Commerce/Sanseb Joint Venture (Joint Venture).  The Joint Venture has the right to operate the SCMP (the gold processing plant acquired on February 23, 1993).  It conducted exploration and operations at the SSGM starting in October 1968; it mined and sold gold from 1972 through March 1978 and from April 1, 1995 through December 1999.  Commerce also owns 82 1/2% of the San Sebastian Gold Mines, Inc. (SSGM) which was chartered as a Nevada corporation on September 4, 1968.

Starting in 2003 the Joint Venture has performed exploration at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, and from 2005 the La Joya Mine, which are included in the New San Sebastian Exploration and the Nueva Esparta Exploration License areas.

The Company’s current exploration program is being conducted under the guidance of Luis Alfonso Limay, with direction from the Chairman and the Board of Directors.  Mr. Limay has been with the Company since 1986.  He is a geologist and mining engineer.  He was appointed to the position of Project and Mine Manager in October 1986, and became the Manager of El Salvador operations in March 1995.  As such, Mr. Limay is responsible for managing the daily operations of the Joint Venture.  As of March 2007 he supervised a staff of approximately forty persons in El Salvador.

From 2003 to the present the Joint Venture has been performing limited exploration at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, and since 2005 also at the La Joya Mine. Exploration has been minimized because, as previously disclosed, the Company’s environmental permits have been revoked and the Company is not able to do drilling.  The Company is doing some trenching and initial exploration at the five listed sites, and is doing limited exploration of its other properties.  The Company anticipates that in the near future the Country of El Salvador will complete its revision of its environmental laws and permit more extensive exploration.

The Government of El Salvador has issued the Modesto mining concession to others. Commerce’s attorneys have challenged the legality of the issuance of this concession. Commerce, through its Chairman, owns certain properties believed to be crucial to the Modesto Mine.  It plans to apply for concessions on the Modesto property that it owns.  Although the sub surface rights belong to the Government of El Salvador, access to the surface rights must be obtained from the landowner.

All of the mines mentioned, including the eleven mines in the two exploration license areas, were formerly mined and did produce gold and/or silver.  In addition to the channel trenching, test pit holes, and underground adit openings, the Joint Venture had its own diamond drilling rig and had contracted with others to explore the above-described SSGM potential targets in depth.  All of the mining properties appear to have promising geologic prospects, alterations, and historical records that bear evidence that all have been mined and at one time in the past produced gold/silver.

World Gold Market Price, Customers and Competition

Since the Joint Venture was in operation and mined gold on a curbed start-up basis, its revenues, profitability and cash flow were greatly influenced by the world market price of gold.  The gold world market price is generally influenced by basic supply and demand fundamentals.  The price of gold/silver is unpredictable, volatile, can fluctuate widely and is affected by numerous factors beyond the Company’s control, including, but not limited to, expectations for inflation, the relative strength of the United States’ dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, production costs in major gold-producing regions, and other factors.  The supply and demand for gold can also greatly affect the price of gold.  The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies.  The Company’s past practice has been to sell its gold and silver at the world market spot prices.  Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals.  There are many worldwide refiners and smelters available to refine these precious metals.  Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis.  When it was producing doré, the Joint Venture’s SCMP sold the doré to a refinery located in the United States.  During the past five years the average annual spot market price of gold has fluctuated between $276 and $725 an ounce.

At this time the Joint Venture believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies.  At this time the Company believes no single gold-producing company could have a large impact to offset either the price or supply of gold in the world market.  There are many mining entities in the world producing gold.  Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company.  The Company believes that the expertise of the Joint Venture’s experienced key personnel, its ability to train its employees, its low overhead, its gold mineralized material, its accessibility to the mine, its infrastructure, and its projected low cost of production may allow it to compete effectively and to produce reasonable profits.

The profitability and viability of the Joint Venture is dependent upon, not only the price of gold in the world market (which can be unstable), but also upon the political stability of El Salvador, the cooperation of the Government of El Salvador in issuing needed environmental and other permits, and the availability of adequate funding for either the SCMP operation or the SSGM open-pit, heap-leaching operation and for the exploration projects.

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

Since the Company has been granted the Renewed SSGM exploitation concession from the DHM, it is required to maintain environmental permits.  The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation concession.  Financial security bond(s) have been submitted as required.

Since the Government of El Salvador (GOES) has established a new Mining Law effective February 1996, its exploration, exploitation, development, and production programs are subject to environmental protection.  The GOES has established the Office of the El Salvador Ministry of Environment and Natural Resources (MARN).  In order to comply with mining law, the Company was required to obtain environmental permits.  On October 15, 2002, an environmental permit under MARN Resolution 474-2002 was issued for the SCMP.  On October 21, 2002, an environmental permit under MARN Resolution 493-2002 was issued pertaining to the SSGM exploitation concession.  This permit was renewed for a three-year period with the issuance of Resolution No. 3026-003-2006 dated January 4, 2006.

On or about September 13, 2006, without any prior notice, the El Salvador Ministry of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of the MARN Resolution dated July 6, 2006 which included its San Sebastian Gold Mine Exploitation and San Cristobal Mill and Plant environmental permits.  These were the only permits of their kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel, after reviewing the two letters (one for the SSGM exploitation concession and the other for the SCMP), concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Ministry of Environment’s office; a second letter was submitted by our legal counsel as the Ministry of Environment’s office requested a response to the first letter.

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

3.

Excess of Authority – besides revoking the environmental permit, MARN ordered the closing of operations which said determination and authority are under the jurisdiction of the El Salvador Ministry of Economy’s office.

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

The Company also leases approximately 166 acres of real estate on which it has its SCMP and plans to process mineralized material on this site.  These facilities are located on the Pan American Highway, near the City of El Divisadero.

The Company, through its Chairman, owns approximately 63 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador.  This real estate is pledged as collateral for funds advanced to the Company.  The Company also has permission from a number of property owners to explore, exploit and develop the Montemayor Mine in the Department of Morazan.

Reference is made to “Item 2.  Properties,” for additional information.

Homespan, the local real estate marketing subsidiary of the Company, is presently inactive.  It has no significant activity and is not material to the Company’s operation.

Employees

As of March 31, 2007, the Company and its wholly-owned subsidiaries employed approximately 40  full-time persons in El Salvador, which number may adjust seasonally.  The Company also employs up to four persons, including part-time help, in the United States.  None of the Company’s employees are covered by collective bargaining agreements.

Patents, Trademarks, Licenses, Franchises, Concessions & Government Contracts

Other than concessions, licenses and interests in mining properties granted by the Government of El Salvador and permission from private landowners, the Company does not own any material patents, trademarks, licenses, franchises or non-mining concessions.

Significant Customers

The Company presently has no individual significant customers in which the loss of one or more would have an adverse effect on any segment of its operations or from whom the Company has received more than ten percent of its consolidated revenues, except for the sale of gold when the Joint Venture was mining gold.  The gold in doré form was refined and then sold at the world market spot price to a refinery located in the United States.  Given the marketability and liquidity of the precious metals sold and because of the large source of qualified buyers of gold and silver, the Company believes that a loss of its customers could be quickly replaced without any adverse affect.

Miscellaneous

Backlog orders at this time are not significant to either the Company’s or its majority-owned subsidiaries’ areas of operations, nor at this time is any portion of their operations subject to renegotiation of profits or termination of contracts at the election of the United States’ Government.

At this time, neither the Company nor its majority-owned subsidiaries conduct any material research and development activities, except as indicated in this report with respect to the Joint Venture and its mining exploration programs in the Republic of El Salvador, Central America.

The Company believes that the United States federal, state and local provisions regulating the discharge of materials into the environment should not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries as the Company does not have any mining activity in the United States.

Item 2.  Properties:  Mining Properties

The significant mining properties in which Commerce Group Corp. or the Joint Venture has an interest are summarized below.  All  of the properties are located in the Republic of El Salvador, Central America.

1.

San Sebastian Gold Mine

Property Description	San Sebastian Gold Mine located two and one-half miles northwest of the city of Santa Rosa de Lima and the Pan American Highway
Nature of Interest	Mineral concession consisting of 100% ownership of the precious metals extracted from this mine. Environmental permit has been revoked but legal challenge is pending.
Date Interest was Acquired	1968
Cost of Interest	5% of the gross precious metal proceeds or $343 a month whichever is higher.
Amount of Funds to Make Property Operational	This is dependent on the scale of production that management decides to perform. The amount of investment could be from $5 million to $100 million.
Date Mine will be Operational

It was in operation on a curbed production  basis from March 31, 1995 until December 31, 1999 when operations were suspended due to the need to overhaul, repair, restore and expand the SCMP facilities and due to the low price of gold.

2.

Modesto Mine

Property Description	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.
Nature of Interest	Land ownership only through the Company’s Chairman.
Date Interest was Acquired	September 1993
Cost of Interest	No cost for interest.
Amount of Funds to Make Property Operational	Not applicable.
Date Mine will be Operational	Not applicable.

3.

San Cristobal Mill and Plant

Property Description	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.
Nature of Interest	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador. Environmental permit has been revoked but legal challenge is pending.
Date Interest was Acquired	Equipment was acquired on February 23, 1993; lease was acquired on November 12, 1993.
Cost of Interest

Equipment purchased and extensive retrofitting was and continues to be performed.  The cost of the investment through March 31, 2006, including the crushing system located at the San Sebastian Gold Mine, is  $6,946,070.

Amount of Funds to Make Property Operational

To expand the plant, including a crushing system to a capacity of 500 tons per day; an estimated sum of up to $4 million may be required, all dependent on whether new or used equipment will be purchased.

Date Mine will be Operational

Curbed production commenced March 1995; operations suspended on December 31, 1999 until the existing equipment is overhauled, repaired, restored and expansion of the SCMP facilities are completed, and dependent on the price of gold and restoration of the environmental permit.

4.

New San Sebastian Exploration License

Property Description	New San Sebastian Exploration License consisting of 41 square kilometers.
Nature of Interest	Exploration license issued by the Government of El Salvador for the precious metals.
Date Interest was Acquired	February 2003
Cost of Interest	Undetermined until negotiated with the surface rights’ owners.
Amount of Funds to Make Property Operational	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.
Date Mine will be Operational	Undetermined until exploration is completed.

5.

Nueva Esparta Exploration License

Property Description	Nueva Esparta Exploration License consisting of 45 square kilometers.
Nature of Interest	Exploration license issued by the Government of El Salvador for the precious metals.
Date Interest was Acquired	May 2004
Cost of Interest	Undetermined until negotiated with the surface rights’ owners.
Amount of Funds to Make Property Operational	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.
Date Mine will be Operational	Undetermined until exploration is completed.

El Salvador
Bañadero Mine
Carrizal Mine
Copetillo Mine
Grande Mine
La Joya Mine
La Lola Mine
Las Piñas Mine
Montemayor Mine
Oro Mine
Santa Lucia Mine
Tabanco Mine
Modesto Mine
San Cristobal Mill and Plant
San Sebastian Gold Mine
General Office
GUATEMALA
HONDURAS
Pacific Ocean
Pan American Highway
SAN SALVADOR
Santa Ana
San Miguel
Sonsonate
Acajutla
La Libertad
Usulután
Chalatenango
Sensuntepeque
San Vicente
Zacatecoluca
Embalse Cerrón Grande
Río Lempa
MEXICO
BELIZE
HONDURAS
NICARAGUA
GUATEMALA
EL SALVADOR
PANAMA
COSTA RICA

The San Sebastian Gold Mine

General Location and Accessibility

The SSGM is situated on a mountainous tract of land owned by Misanse consisting of approximately 1,470 acres of explored and unexplored mining prospects.  The SSGM is located approximately three miles off of the Pan American Highway, northwest of the city of Santa Rosa de Lima in the Department of La Union, El Salvador. The tract is typical of the numerous volcanic mountains of the coastal range of southeastern El Salvador.  The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

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

SSGM Mineralized Material

GOLD Mineralized Material (03/31/07)	Tons	Estimated Gold Grade (OPT)	Estimated Gold Ounces(1)
Virgin material (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Estimated other mineralized material and open pit	122,815,134	0.016	1,948,748
Total estimated mineralized material	138,219,230	0.025	3,455,480

(1)

The estimated recoverable ounces of gold by processing are: SCMP, 85% to 95%; heap leach, 65% to 70%.  Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

The dump material and stope fill at the SSGM are the by-products of past mining operations.  The dump material was mined in the past in the search for higher grades of gold ore and piled to the side of past excavations as it was considered at that time to be too low of a grade of ore to process economically; however, it was reserved for future processing when the price of gold is at a level to process it profitably.  The stope fill that was available was in the past (1900 era) considered to be too low of a grade of mineralized material to process economically, therefore it was primarily used to fill the voids in the underground workings to accommodate the extraction of the higher grade of gold mineralized material in the past SSGM mining activities.  Virgin material, as the term is used in this report, is mineralized material which is on the surface and readily available for processing; it also includes the undeveloped underground mineralized material.

At the turn of the twentieth century, the SSGM was rated as one of the richest gold mines in the world. The United Nations’ 1969 Mineral Survey Report states that “unquestionably the San Sebastian deposit was the jewel of the El Salvador mining industry and one of the most prolific gold mines in Central America.”

The Company estimates that at the SSGM it has 14.4 million tons of virgin mineralized material, including the dump waste material.  The Company plans to use an open-pit mining method and will truck the lower grade mineralized material to one or more heap-leaching pads developed at the SSGM site.  The use of open-pit mining and heap-leaching techniques will enable the Company to process a higher volume of low grade mineralized material than can be processed at the SCMP.  The Company plans to continue to operate the SCMP after developing a leach-pad operation at the SSGM, using the facility to process the higher grade mineralized material it encounters in the course of mining at the SSGM.  The milling operation at the SCMP is expected to return a higher rate of gold recovery than can be expected from heap-leaching techniques.

Approximately 960,000 tons of dump material present at the SSGM site, with grades estimated from 0.082 to 0.178 ounces of gold per ton, have been combined with the virgin ore mineralized material.  The Company’s consulting geologist who has confirmed that about seven percent of the stope fill had been removed and processed during the 1973-1978 period made an analysis of the underground stope fill material.  It is estimated that the grade of the stope fill averages 0.34 ounces of gold per ton.  It is estimated that there are about one million tons available for SCMP treatment from the underground operations.  It is necessary to remove the material which has caved in the adits to reach the stope fill areas, or it eventually will be encountered in the open-pit operations.

The Company’s geologists estimated the gold content of the mineralized material by calculating the gold content in an area consisting of 3,300 lineal feet in length, 825 lineal feet in width, and 660 feet in depth, to determine the volume.  To support these additional reserves, this Company, since July 1987, has completed the following in the SSGM site:  116,121 lineal feet of 22 miles of surface trenching; 2,162 lineal feet of test pit hole excavation; 42,372 lineal feet of underground adit workings; and more than 19,775 feet of diamond core and reverse circulation drilling.  A total of 78,441 fire assays were completed at the Company’s laboratory through 2004.  Also, there were more than 30 miles of former adit excavations. These samples, extending the diamond core and reverse circulation drilling, reflected a grade of 0.025.  Samples from the 30 miles of former underground workings were assayed through 2004.

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

SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and directors at a shareholders’ meeting and thereafter at a directors’ meeting both held on January 12, 2003.  The renewed lease is for a period to coincide with the term of its Renewed SSGM concession, which it received on August 29, 2003 from the DHM.  It was automatically amended on May 20, 2004 to coincide with the extension of the term of the Renewed SSGM Exploitation Concession from 20 to 30 years.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made to related parties (Item 8.  Financial Statements and Supplementary Data, Note 7).

Misanse Mineral Concession-Government of El Salvador

In El Salvador, the rights to minerals below the sub-surface are vested with the government.  The government through concessions grants mineral rights.  Reference is made to the San Sebastian Gold Mine map and the exploration and exploitation maps included in this report.

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

Renewed San Sebastian Gold Mine Exploitation Concession under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the Department of Hydrocarbons and Mines (DHM), it was agreed to submit an application for the Renewed SSGM concession for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company’s El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made. The Company then provided a bond which was required by the DHM to protect third parties against any damage caused from the mining operations, and it simultaneously paid the annual surface tax.  On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM concession which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM concession replaces the collateral that the same parties held with the previous concession.

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”) These legal proceedings are pending.

New San Sebastian Exploration License under El Salvador Resolution Number 27 - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New San Sebastian Exploration License, which covers an area of 41 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM concession.  The New San Sebastian Exploration License area is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New San Sebastian Exploration License for a period of four years starting from the date of December 27, 2003, following the notification of this resolution which was received on March 3, 2003.  The New San Sebastian Exploration License may be extended for two two-year periods, or for a total of eight years.  This license is in the process of being renewed for a period of four years.  Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines are included in the New San Sebastian Exploration License area:  the La Lola Mine, the Tabanco Mine, and the Santa Lucia Mine. Historical data reflects the following:

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

The third mine in this exploration area is the Santa Lucia Mine in which Mr. Humberto Perla developed a 100 meter wide underground vein.  This vein is the west continuation of the Granadilla and the Año Nuevo veins located about two miles west of the SSGM property.

Nueva Esparta Exploration License (Nueva Esparta) Resolution Number 271 - 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New San Sebastian Exploration License area.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration license for a period of four years with a right to request an additional four year extension.  An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles.  Included in the Nueva Esparta are eight other formerly-operated gold and silver mines known as:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  Historical data reflects the following:

The Montemayor Mine has records that show that an English company commenced production of precious metals sometime about 1860.  A report prepared by Mr. Fleury in 1878 stated that the area assayed approximately 48 ounces of silver and 0.85 ounces of gold per ton.  Six underground workings were developed, but no records are available.  A United Nation’s report reflects a possible grade of twelve ounces of silver and 0.29 ounces of gold from a section of the Montemayor vein stope.  The Montañita, Tempique, Guarumo, Santa Gertrudis and El Indio vein findings support expanded exploration.  The Company performed preliminary exploration in the Montemayor Mine area from 1995 through 1997.  Its findings from the ore samples were very positive and encouraged additional exploration.  Exploration will consist of locating workable ore within the known structures through mapping and sampling of vein outcrops and reopening, mapping and sampling of underground work.

The El Bañadero Mine is located near the Montemayor Mine.  When in production, most of the mineralized material processed at the Montemayor mill came from this area and the quality of the precious metals appeared to have the highest values.  The veins identified in the area are the Saravia, Borbollon, Caraguito 1 to 3, Eulalio and the Miserocordia.

At the La Joya Mine the Company, during previous exploration, discovered three parallel wide quartz veins averaging in width from six feet to twenty-seven feet running northwest by southeast dipping at 42 degrees southwest.  More exploration will be concentrated in this tract.

El Jimenito and Santa Teresa are two wide veins that the Company found at the Carrizal Mine. They are 1,920 to 2,560 feet apart.  The local residents recollect that free gold was found in the Santa Teresa Vein Adit.  This mine is located between the La Joya and Copetillo Mines.

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

SSGM Current Status

The Company, through its Joint Venture is in the exploration stage.  Presently, the Company is seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation.  As an alternate, the Company is considering a joint venture, merger, acquisition, or any other mutually agreed upon business arrangement.

The Company’s main objective and plan, through the Joint Venture, is to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to mine gold on its SSGM site.  Dependent on the funding, the grade of mineralized material, and the tonnage processed, it anticipates producing more than 56,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and then gradually increasing the average annual production of gold to 113,000 ounces.

The Company’s plans include placing its SCMP into production. Although it will be a low tonnage operation, the Company believes that it would be profitable since the present price of gold is over $600 an ounce.

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a maintenance position until it receives the funds that it requires or enters into a business arrangement, and receives permission from MARN to resume operations.  It now intends to obtain a sum of $19 million or more to commence an open-pit, heap-leaching operation at the SSGM site.  These funds are required to install the crushing system and plant, to purchase mining equipment, and for working capital. The Joint Venture may be able to lease this equipment.  When these funds are available, the Joint Venture intends to start processing gold mineralized material from its open pit at a production level of 2,000 tons per day (expected 50,000 ounces annually).  During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits, with an expectation of 56,000 ounces annually).  An increase to process 4,000 tons of gold mineralized material per day would take place during the third year with an expectation of producing 75,000 ounces annually and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year (with an expectation of producing 113,000 ounces annually); all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold mineralized material and it is believed that a substantial amount of gold ore can be proven during the production period to continue operating at the same levels for a much longer period.

The Company’s geologists have defined a body of mineralized material estimated to consist of 138 million tons of gold mineralized material at an estimated grade of 0.025 ounces of gold per ton.  This reflects a potential of 3.4 million ounces of gold and about 400,000 ounces of silver from this planned open-pit, heap-leaching operation.  It would take about 64 years to process this body of gold mineralized material at a production capacity of 6,000 tons per day.

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

Modesto Mine Present Status

The Joint Venture suspended exploration activities at this site in July 1997 as the Government of El Salvador awarded the concession of the property to another mining company.  The Company believes that, through its Chairman, it owns the title to key property; therefore permission from the Company will be required before entry can be made by others.

Montemayor Mine (“Montemayor”)

The Joint Venture has obtained permission from a number of property owners to enter their property for the purpose of exploring, exploiting and developing the property and then, if feasible, to mine and extract minerals from this property.  The Company believes that this real estate contains the “heart” of the mine.  Montemayor is located about 14 miles northeast of the SCMP, six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador.  Historical records evidence that the potential for the Montemayor to become an exploration and development silver-gold producing prospect is excellent.

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

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, to lease for a period of ten years (expiring November 12, 2003), approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) are located, and which is approximately 15 miles west of the SSGM site.  The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States’ inflation rate.  As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States’ inflationary rate adjustments.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain’s review, was executed by and between Corsain and the Company.  This lease is retroactive to November 12, 2003 and the monthly lease payments are $1,418.51 plus the El Salvadoran added value tax.  The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments.  The SCMP is strategically located to process mineralized material from other mining projects.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) has a capacity of processing up to 200 tons of virgin mineralized material per day.  The following units of operation are required: crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.

The SCMP has been designed to process up to 500 tons of virgin mineralized material per day.  The SCMP operations were suspended as of December 31, 1999, as the plant, equipment, and facilities have been placed on a care and maintenance status until such time as the Company has sufficient funds to complete a major overhaul in order to place it into operating condition to increase the SCMP’s processing capacity from 200 to 500 tons per day and at a time the price of gold is stabilized to assure a profit.

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”) These legal proceedings are pending.

SCMP Project Operating Plan

Current and Anticipated Schedule

Development, consisting primarily of expansive road and site improvements to the mine and mill sites, mill equipment modifications and the development and hauling of virgin mineralized material has taken place in the past.  Initial processing from April 1, 1995 was from the SSGM tailings. After the SSGM tailings’ resource was exhausted, virgin gold mineralized material was excavated from the SSGM surface (Coseguina area) and hauled to the SCMP site for processing.

The other sources of gold mineralized material from the SSGM to be used at the SCMP operation will be obtained from the stope fill or higher grade gold mineralized material after obtaining access via the underground workings or from the surface.  This gold mineralized material will have to be crushed and pulverized, which increases the cost, but is expected to yield a 90% or higher recovery. The income, dependent on the market price of gold, from the higher grade and recovery of gold, is expected to be substantially more than the cost involved, providing that the world gold market price does not decline to a level of unprofitability.

In the past, the gold mineralized material from the SSGM open-pit was loaded onto 20-25 ton dump trucks for transport to the SCMP.  Trucks then hauled the gold mineralized material on the Pan American Highway approximately 15 miles from the SSGM.  Mine employees were responsible for the mining activities including the determination of areas to be excavated, trucking and loading operations, head sampling and sample analysis.

The gold mineralized material was received at the SCMP where it was weighed, logged, and sampled.  Weighing was performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The excess gold mineralized material was then unloaded at the SCMP site and stockpiled in an area which was developed to allow storage of more than 50,000 tons.

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

The Joint Venture Laboratories (Lab)

The Joint Venture has two laboratories:  one located at the SCMP facilities and the other on real estate owned by the Company near the SSGM site.  A total of 78,441 samples of exploration fire assays were logged through 2004.  This total does not include the assays that were performed for production purposes.  Assay work has not been performed at the laboratories since 2004.

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

Item 3.  Legal Proceedings

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  For more details, reference is made to page 12, “Environmental Matters.”

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

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2007 and 2006, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2006.  The closing price on May 31, 2007 was $.12 a share.

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

Zacks Investment Research, Inc. of Chicago, Illinois prepared the Company's Performance Graph.  With the premise that $100 had been invested on March 31, 2002, by the purchase of the Company's shares, it then compares the Company's performance through March 31, 2007, against two measurements:  the NASDAQ Composite and the Company’s selected Peer Group.  The graph also assumes the reinvestment of dividends, if any, for each measurement period; there were none.  The information shown on the chart below is an historical record of the Company’s stock market price, does not reflect the value of the mineralized material, and it is not indicative of the Company’s future performance.  The ten companies that comprise the Peer Group are as follows:  Atlas Minerals Inc.; Breakwater Resources Ltd.; Caledonia Mining Corp.; Campbell Resources Inc.; Cassidy Gold Corp.; Central Minera Corporation; Earth Sciences Inc.; Golden Eagle International Inc.; Namibian Minerals Corp.; and Nord Resources Corp.  The Company’s securities were not eligible for continued quotation on the Over the Counter Bulletin Board (OTCBB) effective January 21, 2005 until the eligibility was reinstated on September 30, 2005.

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

Item 6.  Selected Financial Data

The following table presents certain selected financial information regarding the Company’s financial condition and results over the past five years:

	Year Ended March 31 -------------------------------------------------------------------------------------------
	2007	2006	2005	2004	2003
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Income (loss) from continuing operations (restated)	$(2,616,821)	$(2,209,424)	$(1,921,455)	$(1,671,086)	$(1,445,623))
Income (loss) from continuing operations per share:
Basic and diluted (restated)	$ (.010)	$ (.09)	$ (.09)	$ (.08)	$ (.08)
Weighted average shares - basic and diluted	25,457,052	23,834,988	22,581,814	21,089,812	18,907,958
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital*1	$ 605,787	$ 798,753	$ 496,977	$ 504,882	$ 457,538
Total assets (restated)	$25,889,065	$25,236,806	$24,559,123	$24,151,447	$24,417,039
Short-term obligations*1	$21,790,176	$18,857,034	$16,178,620	$13,981,516	$12,329,096
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity (restated)	$ 4,098,889	$ 6,384,872	$ 8,380,503	$10,169,931	$12,087,943

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

Overview

Today Commerce is a company with substantial gold and silver mineralized material and a great potential for locating and exploiting gold and silver ore reserves.  The Company is in the precious metals exploration business with all of its mines presently located in the Republic of El Salvador, Central America.  The Company’s objective and goals are to increase shareholder value by identifying and developing gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) and then by processing its reserves at an above average profit.  Substantial capital expenditures are required to find, develop and process gold ore.  The Company’s geologists and engineers believe that it has potentially significant precious metal reserves which can be identified and developed by continuous and expanded exploration.  The Company will strive to operate its properties in an efficient manner to maximize the cash flow and earnings.  The strategies to accomplish these goals include commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, entering into a joint venture or similar creative relationship with respected partners, continuing the good relationship established over the past 38 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

The Company is determined to obtain the permissions needed from El Salvador and the capital it requires to produce gold at its San Cristobal Mill and Plant facilities and to construct an open-pit, heap-leach operation on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union, El Salvador.

All of the Company’s mining interests are located in the Republic of El Salvador, Central America, in the Departments of La Union and Morazan.  Our geologists have made the following estimates of mineralized material:

SSGM Mineralized Material

GOLD Mineralized Material (03/31/07)	Tons	Estimated Gold Grade (OPT)	Estimated Gold Ounces(1)
Virgin material (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Estimated other mineralized material and open pit	122,815,134	0.016	1,948,748
Total estimated mineralized material	138,219,230	0.025	3,455,480

(1)

The estimated recoverable ounces of gold by processing are: SCMP, 85% to 95%; heap leach, 65% to 70%.  Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

Exploitation/Exploration	Department or	Acres
Concessions/Licenses	Location	Exploitation	Exploration	Total
Renewed San Sebastian Gold Mine	La Union	304	1,394	1,698
New San Sebastian Gold Mine	La Union/Morazan		8,372	8,372
Nueva Esparta	La Union/Morazan	___	11,115	11,115
Total Acreage

The San Sebastian Gold Mine has four contiguous target areas in the 10,070 acre area (1,573 square miles):  the San Sebastian Gold Mine; the Coseguina Hill; the San Juan Hill; and the El Salazar area.  Most of the exploration has been conducted on the San Sebastian Gold Mine, the Coseguina Hill and the El Salazar area.  Very little exploration has been performed on the San Juan Hill.  The prospects of finding commercial grades of ore potentially at the recent gold price is above average.  A large part of the San Sebastian Exploration License area remains unexplored.  Also included in the New San Sebastian Exploration License area are four formerly-operated mines.  They are:  the San Sebastian Gold Mine; the La Lola Mine; the Tabanco Mine; and the Santa Lucia Mine.

The Nueva Esparta Exploration License area consists of 11,115 acres (17.36 square miles) of land to explore.  Included in the exploration area are eight formerly-operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  At the La Joya – Montemayor Mine, the Company discovered a surface vein that as of this writing is over one and one half miles in length and about five to over thirty feet in width.  This area is targeted to be one of the first areas to be drilled.

Potential Reserves and Mineralized Material

In the past, the Company has reported possible mineral reserves of up to 3.4 million ounces of gold as part of its San Sebastian Gold Mine and has reported mineralized material on a number of its properties. Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

There are a number of uncertainties inherent in estimating quantities of mineralized material, including many factors beyond the Company’s control. Mineralized material estimates and estimates of gold content are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings.  Additionally, declines in the market price of gold may render certain mineralized materials containing relatively lower grades of mineralization uneconomic to mine at this time.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect estimates of commercially useful mineralized material .  The Company uses its mineralized material estimates and estimates of gold content in determining the unit basis for mine depreciation and amortization of closure costs.  Changes in estimates could significantly affect these items.

It is expected that the carbon-in-leach process will be used to produce gold at the SSGM.  As the solution percolates through the heap, gold is dissolved from the mineralized material into solution.  This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon.  Through the subsequent processes of acid washing and pressure stripping, the gold is returned to a solution in a more highly concentrated state.  This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold doré bars.

When the Company was in production certain estimates regarding this overall process were required for inventory accounting and reporting of gold estimates, the most significant of which are the amount and timing of gold to be recovered.  Although the Company can calculate with reasonable certainty the tonnage and grades of gold mineralized material placed under the mill process system and laboratory analysis, the recovery and timing factors are influenced by the grade of the mineralized material under leach and the particular mineralogy of a deposit being mined.  The Company’s estimates are based on laboratory leaching models which approximate the recovery from gold mineralized material under leach.  From this data the Company has estimated the amount of gold that can be recovered and the time it will take for recovery.  When the Company is in production, the Company will continually monitor the actual monthly and cumulative recovery from the carbon-in-leach process as a check against the laboratory models.

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing the mineralized material The Company is determined to raise sufficient capital to enter into production. It plans to joint venture, merge, be acquired or enter into a business combination that will benefit all parties concerned.

The Company believes that it requires at least $30 million (net) in funding for the expansion of its exploration opportunities and to resume its production of gold and silver from its San Sebastian Gold Mine located near the City of Santa Rosa de Lima, Republic of El Salvador, Central America.  The Company presently plans to use the $30 million as follows:

To resume the production of gold and silver at its San Cristobal Mill and Plant using its higher grade mineralized material, its funding needs amount to (average expected annual production 12,000 ounces of gold)

U.S. $4 million net
To set up an open-pit, heap-leach operation at the San Sebastian Gold Mine site (average expected annual production for the first seven years and thereafter, 100,000 ounces of gold)	U.S. $19 million net
For preliminary exploration for a part or for all of the 10,000 acres of the New San Sebastian Exploration License area consisting of three former mine operations up to	U.S. $2 million net
For preliminary exploration for a part or for all of the 11,000 acres of the Nueva Esparta Exploration License area consisting of eight former mine operations up to	U.S. $2 million net
Contingent fund availability, inflation costs and for accelerating the above projects	U.S. $3 million net
Total	U.S. $30 million net

All of the Company’s mines are located in the Republic of El Salvador, Central America.  The Government of El Salvador (GOES) via the Ministry of Economy’s office has issued the following three concessions/licenses:

1.

On or about May 20, 2004, the Renewed San Sebastian Gold Mine Exploitation Concession (Renewed SSGM) was issued by the GOES for a period of 30 years.  This gives the Company the right to extract and process mineralized material to produce gold and silver from the San Sebastian Gold Mine site.  The Company’s geologists have estimated that there are approximately 1.2 million ounces of gold/silver in the 14.4 million tons of mineralized material and they have estimated that there are an additional 340,000 ounces of gold/silver contained in the one million tons of stope fill.  Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.  On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”) These legal proceedings are pending.

2.

On or about February 27, 2003, the GOES granted to the Company the New San Sebastian Exploration License (New San Sebastian Exploration License) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession.  This exploration license is in the process of being renewed.  This license gives the right to exploration of the subsurface in this area.  In this area there are three formerly operated mines:  La Lola Mine, Santa Lucia Mine and Tabanco Mine.  Presently the Company is performing exploration work at the Tabanco and La Lola Mine area.

3.

On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration License consisting of 11,115 acres of area to explore.  This exploration license area abuts the New San Sebastian Exploration License area and it has eight formerly operated gold/silver mines:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  The Company did exploration work on the Montemayor Mine from 1995 - 1997 and it has resumed its exploration work in these mines.

The Company is a U.S. Wisconsin chartered corporation engaged in exploration for gold and silver, with its primary asset being the San Sebastian Gold Mine (SSGM).  The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period.  The Company became involved as an investor and then as a majority owner. Gold and silver was mined from mid-1972 through the first quarter of 1978.  Mining ceased due to the civil unrest in El Salvador.  A peace pact was entered into in December 1992 conditioned upon meeting the terms and conditions of this peace agreement during a three-year period.  Mining of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold (lowest price about $252) at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP).  The Company presently is seeking permission from MARN and funding to restore the SCMP and to set up an open-pit, heap-leach operation at the SSGM site.  Its alternative is to joint venture or to enter into a merger or other business combination.

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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM as there is a substantial amount of gold mineralized material that grades less than 0.04 ounces per ton.  The Company’s engineers had estimated that a 2,000 ton-per-day open-pit, heap-leach, start-up operation should produce approximately 1,280 ounces of gold per month.  It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

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

The Company continues to be cognizant of its cash liquidity problem until it is able to produce adequate profits from its SSGM gold production.  It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production.  In order to continue obtaining funds to conduct the Joint Venture’s exploration and proposed exploitation, development, and expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

During the past, the Joint Venture was engaged in exploration programs designed to locate and evaluate gold ore reserves.  The prospects of locating and evaluating gold reserves are positive.  The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for substantial gold ore reserves.  The Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation.  However, the Company did invest funds during this fiscal period, which were used to progress the erection of the cone crushing system, to maintain the SCMP, and to continue exploration.

The Company continues to rely on its directors, officers, related parties and others for its funding needs.  The Company believes that it may be able to obtain such short-term and/or equity funds as are required from similar sources as it has in the past.  It further believes that the funding needed to proceed with the continued exploration of the other exploration targets for the purpose of identifying potential gold ore reserves will be greatly enhanced if the price of gold stays at the current or higher level.  These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc.  The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

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

Cash Deposits and Surety Bonds

The Company was required to provide cash deposits or surety bonds in connection with obtaining its mining concession and environmental permits.

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

a.

A bond in an amount of $771.49 is required in connection with the environmental permit issued on October 15, 2002 under MARN Resolution No. 474-2002 for the San Cristobal Mill and Plant. This bond was originally issued on October 15, 2003 for a period of three years.  The Company believes that it was renewed.  The environmental permit was revoked without notice, cause, or reason by MARN Resolution No. 3249-779-2006 dated July 5, 2006.  The notice was first delivered to the Company on or about September 13, 2006.

b.

A bond in an amount of $14,428.68 is required in connection with the environmental permits issued on October 20, 2002 under MARN Resolution No. 493-2002 for the Renewed San Sebastian Gold Mine Exploitation concession.  This permit was renewed on March 15, 2006 for a term of three years and an audit by MARN was made.  The environmental permit was revalidated on June 23, 2006.  MARN delivered its revocation of the environmental permit, Resolution No. 3026-783-2006 dated July 6, 2006 on or about September 13, 2006.

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

The net loss of $173,197 or $.01 cents per share for its fiscal year ended March 31, 2007 was restated to include interest expense of $2,443,624 and now totals $2,616,821 or $.10 per share.  This compares to a restated net loss of $2,209,424 or $.09 cents per share for the fiscal year ended March 31, 2006.

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

Interest expense in the sum of $2,443,624 was recorded by the Company during this fiscal period compared to $2,047,339 for the same period in 2006, and in the past it was eliminated with the interest income earned from the Joint Venture.  As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.  The Joint Venture capitalizes the costs and expenses (excluding the interest expense) and will continue to do so until such time when it is in production.  At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis.  If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

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

The net loss of $162,085 or $.01 cents per share for its fiscal year ended March 31, 2006 was restated to include interest expense of $2,047,339 and now totals $2,209,424 or $.09 per share.  This compares to a restated net loss of $1,921,455 or $.09 cents per share for the fiscal year ended March 31, 2005.

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

The Company recorded interest expense in the sum of $2,047,339 during this fiscal period compared to $1,691,519 for the same period in 2004, and in the past it was eliminated with the interest income earned from the Joint Venture.  As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.  The Joint Venture capitalizes the costs and expenses (excluding the interest expense) and will continue to do so until such time when it is in production.  At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis.  If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

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

From time to time, the Company will estimate ore reserves, if any, when it is in production.  There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company.  Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings.  Additionally, declines in the market price of gold may render certain reserves containing relatively lower grades of mineralization uneconomic to mine.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves.  The Company utilizes its ore reserve estimates in determining the unit basis for mine depreciation and closure rates, as well as in evaluating mine asset impairments.  Changes in ore reserve estimates could significantly affect these items.

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

Gold Mineralized Material (03/31/07)	Tons	Estimated Average Gold Grade (OPT)	Estimated Gold Ounces(1)
Mineralized material virgin (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Estimated other mineralized material and open pit	122,815,134	0.016	1,948,748
Total estimated mineralized material	138,219,230	0.025	3,455,480

(1)

The estimated recoverable ounces of gold by processing are: SCMP, 85% to 95%; heap leach, 65% to 70%.  Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

Precious Metal Mining Strategy

The Company processed gold from 1972 through March 1978 at the SSGM site and from March 31, 1995 through December 31, 1999 at its SCMP.  Its SCMP consisted primarily of used equipment that had been installed at its leased site by a previous mining company.  The used processing equipment was acquired by the Joint Venture on February 23, 1993, and the SCMP operations were officially suspended as of March 31, 2000.  During this period, the price of gold suffered a severe decline.

Although while in operation at the SCMP site the Company has on a continuous basis repaired, maintained, modified, and restored the equipment, it presently lacks sufficient funds to retrofit and to expand the SCMP facilities.

The Company has temporarily suspended its gold processing until such time as it has obtained the necessary permission from MARN to proceed and has obtained adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities.  During the last two fiscal periods, the price of gold has increased to a level to place the SCMP operation into a profitable position.

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

Through December 1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin mineralized material it was excavating from its SSGM open pit.  The gold was processed at its SCMP facility which is located approximately 15 miles from the SSGM site.  It is contemplating the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site.  The cone crushing system is being maintained at this site.  It also is continuing limited activities.  The Modesto Mine is inactive.  Most of the mining properties are located in the Departments of La Union and Morazan in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its processing of gold from the SSGM site.  Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation.  The Company’s main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine.  It intends to commence this gold-mining operation as soon as the necessary permission is obtained from MARN and adequate funding is in place, providing the gold price remains at or above the current price level.  Dependent on the grade of gold mineralized material processed and the funds it is able to obtain, it then anticipates producing annually approximately 10,000 ounces of gold from the SCMP operation and eventually up to 113,000 ounces of gold from its SSGM open-pit, heap-leaching operation.  The Joint Venture continues on a limited basis to conduct an exploration program to locate and evaluate gold ore reserves at the SSGM.  Since it has the New San Sebastian Exploration License and the Nueva Esparta Exploration License, it is exploring the Mina Lola, the Tabanco Mine, the Santa Lucia Mine, the Montemayor Mine, the La Joya Mine and the Bañadero Mine.

The Company processed gold at the SSGM site from 1972-1978 and the Joint Venture processed gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals.  The Company’s revenues, profitability and cash flow are greatly influenced by the price of gold.  Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company’s control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions, or for that matter, many other reasons.  The combined effect of these and other factors is difficult; perhaps impossible to predict.  Should the market price of gold fall below the Company’s production costs and remain at such level for any sustained period, the Company could experience losses.

The Company believes that neither it, nor any other competitor, has a material effect on the precious metal markets nor that the price it will receive for its production is dependent upon world market conditions over which it has no control.

Employees

As of March 31, 2007, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration program; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities.  None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.  Also, the Company employs up to four persons, including part-time help, in the United States.  Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Efforts to Obtain Capital

Since the concession/licenses were granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to expand the operations of the SCMP, to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other El Salvadoran mining prospects.  In more than one instance, the Company has encountered difficulty in negotiating reasonable terms and conditions.

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

56

Selected Quarterly Unaudited Financial Data (Restated)

81

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 16 and 17 to the financial statements, the Company has experienced recurring losses since the gold mining operations have been placed on a hold status, and has no sales during this phase which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 17.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company changed its policy of capitalizing interest associated with loans on the mining resources. The effects the financial statements are described in Note 2. Accordingly, the financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson

Bountiful, Utah

May 30, 2007 except for Notes 2, 3, 9, 14 and 15 dated July 9, 2008

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Balance Sheets--March 31

2007 (Restated)	2006 (Restated)
ASSETS
Current assets
Cash	$ 5,031	$ 31,303
Other current assets	274,553	239,553
Accounts receivable - related	584,925	584,925
Accounts receivable	0	975
Mining supplies	39,562	39,562
Prepaid items and deposits	32,474	33,798
Total current assets	936,545	930,116

Property, plant and equipment, net	4,693,933	4,525,542
Mining resources investment	20,258,587	19,781,148
Total assets	$25,889,065	$25,236,806
LIABILITIES
Current liabilities
Accounts payable	$ 18,379	$ 51,042
Accounts payable - related	349,545	314,439
Notes and accrued interest payable to related parties	16,410,397	13,748,871
Notes and accrued interest payable to others	312,379	290,779
Accrued salaries	3,477,568	3,276,501
Accrued legal fees	415,035	411,559
Other accrued expenses - related	435,600	399,600
Other accrued expenses - other	371,273	359,143
Total current liabilities	21,790,176	18,851,934
Total liabilities	$21,790,176	$18,851,934

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2007-none; 2006-none	$ 0	$ 0

Common stock, $0.10 par value:
Authorized 50,000,000 shares;
Issued and outstanding:
2007 - 27,778,596	2,777,860
2006 - 25,116,016	2,511,602
Capital in excess of par value	19,441,554	19,376,974
Accumulated deficit	(18,120,525)	(15,503,704)
Total shareholders' equity	4,098,889	6,384,872
Total liabilities and shareholders' equity	$25,889,065	$25,236,806

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Operations

For the Years Ended March 31

	2007 (Restated)	2006 (Restated)	2005 (Restated)
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative	$ 173,197	$ 168,585	$ 229,936
Total expenses	173,197	168,585	229,936

Net loss from operations	(173,197)	(168,585)	(229,936)
Other income	0	6,500	0
Interest expense	(2,443,624)	(2,047,339)	(1,691,519)
Net loss before income taxes	(2,616,821)	(2,209,424)	(1,921,455)
Income tax expense	0	0	0
Net loss	(2,616,821)	(2,209,424)	(1,921,455)

Net loss per share basic/diluted	$ (.10)	$ (.09)	$ (.09)

Weighted average basic/diluted common shares outstanding	25,457,052	23,834,988	22,581,814

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended March 31, 2007,  2006 and 2005

Common Stock -----------------------------------------------------
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit) (Restated)
Balances March 31, 2004	22,681,591	$2,268,159	$19,274,597	$(11,372,825)

Net loss for fiscal year ended March 31, 2005				$ (1,921,455)

Common stock issued for:
Dir./off./employee/services comp.	535,786	53,578	5,649
Payment of debt	500,000	50,000	2,500
Cash	106,357	10,636	9,664	___________
Balances March 31, 2005	23,823,734	$2,382,373	$19,292,410	$(13,294,280)

Net loss for fiscal year ended March 31, 2006				$ (2,209,424)

Common stock issued for:
Dir./off./employee/services comp.	590,620	59,062	40,652
Payment of debt	601,662	60,167	41,412
Cash	100,000	10,000	2,500	___________
Balances March 31, 2006	25,116,016	$2,511,602	$19,376,974	$(15,503,704)
Net loss for fiscal year ended March 31, 2007				$(2,616,821))

Common stock issued for:
Dir./off./employee/services comp.	1,107,580	110,758	0
Payment of debt	750,000	75,000	0
Cash	805,000	80,500	64,580	__________
Balances March 31, 2007	27,778,596	$2,777,860	$19,441,554	$(18,120,525)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows

For the Years Ended March 31

	2007	2006	2005
Operating activities:
Net loss	$(2,616,821)	$(2,209,424)	$(1,921,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	110,758	99,714	59,227
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	(34,025)	(22,457)	24,771
Decrease (increase) in prepaid items and deposits	1,323	50,469	11,528
Increase (decrease) in accounts payable and other accrued expenses	50,573	(15,911)	45,832
Increase in accrued interest expense	2,443,624	2,047,339	1,691,519
Increase (decrease) in accrued legal fees	3,476	78,577	5,966
Net cash provided by (used in) operating activities	(41,092)	28,307	(82,612)

Investing activities:
Investment in mining resources and property, plant and equipment	(444,762)	(483,696)	(300,454)
Net cash used by investing activities	(444,762)	(483,696)	(300,454)

Financing activities:
Cash received, related party notes payable	314,502	460,523	346,087
Common stock issued for cash	145,080	12,500	20,300
Net cash provided by financing activities	459,582	473,023	366,387

Net increase (decrease) in cash and cash equivalents	(26,272)	17,634	(16,679)
Cash - beg. of year	31,303	13,669	30,348
Cash - end of year	$ 5,031	$ 31,303	$ 13,669

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash information:

	Year Ended
	March 31, 2007		March 31, 2006
A. Cash information	Shares	Amount	Shares	Amount
1. Accrued interest expense		$2,443,624		$2,047,339
2. Interest expense paid in cash		-		-
3. Income taxes paid		-		-
B. Non cash investing and financing
Common stock issued for:
1. Director fees, officer compensation, employee benefits and services	1,107,580	$ 110,759	590,620	$ 99,714
2. Reducing related party notes payable	750,000	$ 75,000	601,662	$ 101,579

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2007

(1)  The Company and Basis of Presentation of Financial Statements

(a)

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 (“Commerce,” the “Company” and/or “Registrant”) and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 (“Sanseb”), have formed the Commerce/Sanseb Joint Venture (“Joint Venture”) for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company’s wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires.  In the past, gold bullion was produced (but not on a full production basis) in El Salvador and refined and sold in the United States.  Expansion of exploration is a goal at the San Sebastian Gold Mine (“SSGM”) which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other licensed mining exploration areas neighboring the SSGM site.  Currently expanded exploration is being limited at other mining projects until adequate funding is obtained under acceptable terms and conditions.  All of the mining projects are located in the Republic of El Salvador, Central America.  Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange (C9G).

As of March 31, 2000 the Joint Venture had temporarily suspended the San Cristobal Mill and Plant (“SCMP”) operations (operations ceased on December 31, 1999) until such time as it has adequate funds to retrofit, rehabilitate, restore and expand these facilities and its environmental permit is reinstated.

On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres).  This expanded area provides the Company with an opportunity to locate and evaluate gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines:  the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.  Thus far, from the exploration performed, the results and findings are very encouraging to continue forward with the expansion of the exploration.

On May 20, 2004 (delivered June 4, 2004) the Company was granted an exploitation concession from the GOES consisting of 1.23 square kilometers (304 acres) for the exploitation of the precious metals (the “Renewed San Sebastian Gold Mine Exploitation Concession” or “Renewed SSGM”).

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”) These legal proceedings are pending.

On May 25, 2004 (received June 4, 2004) the GOES issued a second exploration license consisting of 45 square kilometers (11,115 acres) hereinafter referred to as the Nueva Esparta Exploration License.

The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production.  It will continue its attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into an open-pit, heap-leach production. In order to continue to follow its goal to conduct the Joint Venture’s exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

The Company’s directors and officers, with the aid of investment bankers and finders, are aggressively seeking a compatible financial or business arrangement.  The verbal and written proposals or arrangements received up to this time were not acceptable by the Company primarily due to the terms and conditions.

The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains at the current price level.  It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the identification and development of gold ore reserves.  Furthermore, it plans to explore the potential of other gold and silver mine exploration prospects in El Salvador.  Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP.  It commenced an exploration program in the New SSGM and in the Nueva Esparta.  Its funding of additional precious metals encourages it to expand the exploration activities.

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

The more significant areas requiring the use of management estimates and assumptions relate to mineralized material that are the basis for future cash flow estimates and units-of-production amortization determination; updating feasibility studies, recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of stock based compensation; fair value of financial instruments and non-monetary transactions; valuation allowances for deferred tax assets; and contingencies and litigation.  The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

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

3.

Mining supplies consist of consumable items used in processing mineralized material, which are stated at the average cost.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The accounts receivable consist of advances to Misanse, a 52%-owned subsidiary, which will be offset for the Misanse rental charges included in the Joint Venture’s accounts payable.

Intercompany Balances

All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Mining Supplies

Mining supplies consist of consumable supplies used in connection with processing mineralized material, and are stated at the average cost, which is lower than the market value.

Deferred Mining Costs (Restated)

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned (excluding the interest expense.).  Gains or losses resulting from the sale or abandonment of mining properties will be included in operations.  The Joint Venture capitalizes its costs and expenses (excluding the interest expense) and will write off these cumulative costs on a units of production method at such time as it begins producing gold derived from the gold ore on a full production basis.  If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value.  Mining properties, development costs and plant and equipment will be depreciated when full production takes place using the units of production method based upon proven and probable reserves.  Until the Company suspended its mining operations, the assets were depreciated using the straight-line method over estimated useful lives ranging from three to ten years.  Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases.  Replacements and major improvements are capitalized.  When in operation, maintenance and repairs will be charged to expense based on average estimated equipment usage.  Certain interest costs incurred in the construction or acquisition of property, plant, and equipment are capitalized and amortized over the useful lives of the related assets.  Since the Company suspended its gold processing operations effective March 31, 2000, it also ceased to depreciate its fixed assets.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158").  SFAS 158 requires employers that sponsor defined benefit pension and post retirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures.  SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded.  The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for the Company on January 1, 2008, and is not expected to have a material effect on its consolidated financial statements.

Management’s assumptions

Management’s estimates of gold and other metal prices, recoverable gold, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company’s investment in property, plant, and equipment.  Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management’s estimate of the net cash flows expected to be generated from its mining properties.

Estimates of future cash flows are subject to risks and uncertainties.  It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

Interest Capitalization

Certain interest costs were capitalized as part of the historical cost of facilities and equipment, if material.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries (See note 9).  The Joint Venture files a U.S. partnership return.

Loss Per Common Share (Restated)

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

$(2,616,821)

  25,457,052

$

(0.10)

For the year ended March 31, 2006:

  Basic EPS

    Net loss to common Shareholders

$(2,209,424)

  23,834,988

$

(0.09)

For the year ended March 31, 2005:

  Basic EPS

    Net loss to common Shareholders

$(1,921,455)

  22,581,814

 $

(0.09)

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

Stock Options

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based  Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and the Company continues to use this model.  The Company records compensation expense for stock options ratably over the options vesting period.  Results for prior periods have not been restated.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Restatement of Financial Statements

On November 13, 2007, the Company was notified by the SEC that the Company's accounting treatment in regard to capitalized interest as part of the capitalized costs of the mining resources was not preferential.  The Company therefore has expensed the interest on the loans associated with the mining properties rather than capitalizing them.  As such, the Company has restated the previously issued financial statements (Year to date ending March 31, 2005, 2006 and 2007 operating statement; Years ending March 31, 2006 and 2007 balance sheet; years ending March 31, 2005, 2006, and 2007 statement of cash flows; and  years ending March 31, 2005, 2006, and 2007 retained earnings as follows:

The following table presents the impact of the restatement adjustments on the Company's Consolidated Balance Sheets as of March 31, 2007 and 2006:

Current Assets	3/31/2007	Effect of Restatement	Restated	3/31/2006	Effect of Restatement	Restated
Cash	5,031		5,031	31,303		31,303
Other Current Assets	274,553		274,553	239,553		239,553
Accounts Receivable - related	584,925		584,925	584,925		584,925
Accounts Receivable	-		-	975		975
Mining Supplies	39,562		39,562	39,562		39,562
Prepaid Items and Deposits	32,474		32,474	33,798		33,798
Total Current Assets	936,545		936,545	930,116		930,116
Property, plant and equipment, net	4,693,933		4,693,933	4,525,542		4,525,542
Mining resources investment	36,709,003	(16,450,416)	20,258,587	33,787,940	(14,006,792)	19,781,148
Total Assets	42,339,481	(16,450,416)	25,889,065	39,243,598	(14,006,792)	25,236,806
Current Liabilities						
Accounts Payable	18,379		18,379	51,042		51,042
Accounts Payable - related	349,545		349,545	314,439		314,439
Notes and accrued interest payable to related parties	16,410,397		16,410,397	13,748,871		13,748,871
Notes and accrued interest payable to others	312,379		312,379	290,779		290,779
Accrued Salaries	3,477,568		3,477,568	3,276,501		3,276,501
Accrued Legal Fees	415,035		415,035	411,559		411,559
Other accrued expenses - related	435,600		435,600	399,600		399,600
Other accrued expenses - other	371,273		371,273	359,143		359,143
Total Liabilities	21,790,176		21,790,176	18,851,934		18,851,934
Equity						
Preferred Stock	-		-	-		-
Common Stock	2,777,860		2,777,860	2,511,602		2,511,602
Capital in excess of par value	19,441,554		19,441,554	19,376,974		19,376,974
Accumulated deficit	(1,670,109)	(16,450,416)	(18,120,525)	(1,496,912)	(14,006,792)	(15,503,704)
Total Shareholder's Equity	20,549,305	(16,450,416)	4,098,889	20,391,664	(14,006,792)	6,384,872
Total	42,339,481	(16,450,416)	25,889,065	39,243,598	(14,006,792)	25,236,806

Additionally, all footnotes to the consolidated financial statements affected by the restatements have been labeled as restated.

(3) Investment in Property, Plant, Equipment  and Mining Resources (Restated)

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

	March 31, 2007 --------------------------------------------------------			March 31, 2006 ------------------------------------------------------
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Mineral Properties and Deferred Development	$20,258,587	$ 0	$20,258,587	$19,781,148	$ 0	$19,781,148

Property, Plant and Equipment	6,946,076	(2,252,143)	4,693,933	6,777,685	(2,252,143)	4,525,542
	$27,204,663	$(2,252,143)	$24,952,520	$26,558,833	$(2,252,143)	$24,306,690

Breakdown of Property, Plant and Equipment:
SCMP Plant No. 1	$2,061,585	$(1,360,932)	$ 700,653	$2,061,585	$(1,360,932)	$ 700,653
SCMP Plant No. 2	2,865,018	(429,525)	$ 2,435,492	2,782,608	(429,525)	2,353,083
SCMP Mach and Tools	94,531	(94,531)	0	94,531	(94,531)	0
SCMP Crushing Plant	1,477,972	0	1,477,972	1,391,991	0	1,391,991
SCMP Vehicles	202,675	(202,675)	0	202,675	(202,675)	0
SSGM Lab-Bldg.	29,789	(26,296)	3,493	29,789	(26,296)	3,493
SSGM Lab-Equip.	110,702	(110,702)	0	110,702	(110,702)	0
SSGM Metal Shed	553	(553)	0	553	(553)	0
SMO Office	26,929	(26,929)	0	26,929	(26,929)	0
SSGM Land	2,441	0	2,441	2,441	0	2,441
Modesto Land	73,881	0	73,881	73,881	0	73,881
		$(2,252,143)			$(2,252,143)

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

Exploration Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador.  The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the effort to locate and evaluate minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP.  The Joint Venture plans to resume its exploration and expansion program to identify and develop gold ore reserves in the area surrounding the SSGM.  Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas.  On February 24, 2003, the Ministry of Economy’s Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration license referred to as the “New San Sebastian Exploration License” which area includes and encompasses the existing SSGM.  Also the Company is currently in the process of exploring two of the formerly operated gold mines in this exploration area.  On May 25, 2004, the Government of El Salvador (GOES) granted another exploration license which is referred to as the “Nueva Esparta” and includes eight formerly operated gold/silver mines.  Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this license.

Mineral San Sebastian S.A. de C.V. (“Misanse”)

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation.  The Company owns 52% of the total of Misanse’s issued and outstanding common shares.  Approximately 100 El Salvador, Central American, and United States’ citizens own the balance.

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession, hereinafter identified as the “Renewed SSGM,” from the DHM.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made by related parties (Notes 6 and 7).

(c)  One Exploitation and Two Exploration Mineral Concessions/Licenses issued by the Government of El Salvador

Renewed San Sebastian Gold Mine Exploitation Concession under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company’s El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made.  The Company then provided a bond which was subsequently renewed for a period of three years beginning on February 17, 2006; it was required by the DHM to protect third parties against any damage caused from the mining operations; it simultaneously paid the annual surface tax.  On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM replaces the collateral that the same lenders held with the previous concession.  On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP.  This Company’s legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company’s discussion in the section entitled “Environmental Matters.”) These legal proceedings are pending.

New SSGM Exploration License under El Salvador Resolution Number 27 (New SSGM) - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New San Sebastian Exploration License, which covers an area of 41 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM Exploitation Concession.  The New San Sebastian Exploration License is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America.  On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003.  The New SSGM may be extended for two two-year periods, or for a total of eight years.  It is presently in the process of receiving an extension of time from the GOES.  Besides the San Sebastian Gold Mine, the following three other formerly operative gold and silver mines included in the New SSGM are being explored:  the La Lola Mine, the Santa Lucia Mine, and the Tabanco Mine.

Nueva Esparta Exploration License (Nueva Esparta) under El Salvador Resolution No. 271 - approximately 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration license for a period of four years with a right to request an additional four year extension.  An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles.  Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Bañadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.

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

Modesto Mine

Real Estate

The Company, through its Chairman, owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador.  This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Notes 6 and 7.

Montemayor Mine

The Joint Venture has obtained permission from a number of property owners to enter their property for the purpose of exploring, exploiting and developing the property and then if feasible to mine and extract minerals from this property.  This property is located 14 miles northwest of the SCMP, six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

(5)  Synopsis of Real Estate Ownership and Leases

The Company’s 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador.  Other real estate ownership or leases in El Salvador are as follows:  the Company, through its Chairman, owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located.  In addition, the Joint Venture from time to time has entered into term agreements with others to have access to other properties.  Payment for these agreements is based on the production of gold payable in the form of royalties.  The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

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

The amount of cash funds which the Company has borrowed from its President from time to time, together with accrued interest, amounts to $11,372,962 and $9,698,412 at March 31, 2007 and 2006, respectively; the 2007 interest was $1,695,286 and the 2006 interest was $1,414,498.  To evidence this debt, the Company has issued to its President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,216,540 and $1,099,330 at March 31, 2007 and 2006, respectively, including accrued interest, from the Company’s President’s Rollover Individual Retirement Account (ELM RIRA).  The 2007 interest was $192,210 and the 2006 interest was $178,232.  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

This related company has been issued an open-ended, secured, on-demand promissory note which amounts to $2,673,457 and $2,043,648  at March 31, 2007 and 2006, respectively; the 2007 interest was $370,996 and the 2006 interest was $297,881.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2007 and 2006:

The President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand promissory note in the sum of $846,436 and $695,071 at March 31, 2007 and 2006, respectively; the 2007 interest was $124,939 and the 2006 interest was $103,442.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The second oldest son of the President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $249,548 and $212,410 at March 31, 2007 and 2006, respectively; the 2007 interest was $37,138 and the 2006 interest was $31,686.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the President is a principal is owed the sum of $415,035 for 1,844.60 hours of legal services rendered from July 1980 through March 31, 2007.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The oldest son of the President who has controlling ownership of a company called Circular Marketing, Inc. has the Company’s open-ended, secured, on-demand promissory note in the sum of $51,454 as of March 31, 2007.  The interest was $1,454.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

(11)  Litigation

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  The English translation of that complaint is included as Exhibit 10.20 to this Form 10-K/A.  There has been no amount accrued for litigation as of March 31, 2007 or March 31, 2006.

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

(13)  Commitments and Contingencies

Environmental Compliance

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated.  However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.  Reference is made to Exhibit 10.20 of this Form 10-K/A for a copy of such filing.

Environmental Guarantees

In connection with the issuance of environmental permits, the Company has provided the Government of El Salvador with the following guarantees on March 15, 2006:  three-year guarantees expiring on March 15, 2009 were issued by Seguros del Pacifico, S.A., an El Salvadoran insurance company, on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM Exploitation Concession.

In connection with the Renewed SSGM Exploitation Concession, on February 17, 2006, a three-year, third-party liability guarantee (bond) expiring on February 17, 2009 in the sum of $42,857.14 was issued by Seguros del Pacifico, S.A. on behalf of the Company as required to the Ministry of Economy’s Office of the Department of Hydrocarbons and Mines.

The El Salvadoran Environmental Law, Decree No. 233, 1998 and the General Regulation of the Environmental Law specify the following:

•

An environmental permit from the Ministry of Environment and Natural Resources (MARN) based on the approval of an Environmental Impact Assessment, is required for exploitation and industrial processing of minerals and fossil fuels;

•

The environmental permit requires the Company to implement prevention, minimization or compensation measures established in the environmental management program, which is a component of the Environmental Impact Assessment;

•

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment’s office; a second letter was submitted by our legal counsel as the Minister of Environment’s office requested a response to the first letter.  As of October 28, 2006, no responses were received.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  Reference is made to Exhibit 10.20 of this Form 10-K/A for a copy of such filing.

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

The Company advances funds, allocates expenses, and charges for disbursements made to the Joint Venture.  The Joint Venture in turn capitalizes all of these advances, allocations, expenses, and disbursements (excluding interest expense).

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

(14)  Business Segments (Restated)

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

	Mining *1 El Salvador, Central America (Restated)	Corporate Headquarters (Restated)
Year ended March 31, 2007
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(2,616,821)
Total assets	25,610,222	278,843
Capital expenditures	645,830	0
Year ended March 31, 2006
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(2,209,424)
Total assets	24,969,022	267,784
Capital expenditures	688,060	0

Year ended March 31, 2005
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(1,921,455)
Total assets	24,330,194	228,929
Capital expenditures	460,653	0

*1

Its major customer for the refining and purchase of gold is a refinery located in the United States.  The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) Quarterly Unaudited Financial Data (Restated)

The following is a tabulation of the quarterly operating results for the years ended March 31, 2007 and 2006:

Fiscal year ended 3/31/07	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/06	$0	$ (609,362)	$0
Second quarter 09/30/06	$0	$ (644,562)	$0
Third quarter 12/31/06	$0	$ (671,954)	$0
Fourth quarter 03/31/07	$0	$ (690,943)	$0
	$0	$(2,616,821)	$0

Fiscal year ended 3/31/06	Operating Revenues	Net (Loss)	Income/(Loss)
First quarter 06/30/05	$0	$ (515,040)	$0
Second quarter 09/30/05	$0	$ (546,076)	$0
Third quarter 12/31/05	$0	$ (563,193)	$0
Fourth quarter 03/31/06	$0	$ (585,115)	$0
	$0	$(2,209,424)	$0

(16)  Uncertainties

The Company has experienced recurring losses since the gold mining operations have been placed on a hold status.  The Company has had no revenues during this phase and is therefore dependent upon raising capital to continue operations.  During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its exploration license areas.  However, there is no guarantee that the Company can continue to provide required capital and to keep the Company’s assets maintained.  If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(17)  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recurring net losses, negative working capital and negative cash flow from operations, and is dependent upon raising capital to continue operations.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans and grants from various financial institutions where possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is not an accelerated filer and therefore is not required to provide a report of management on its internal controls over financial reporting.  However, the Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A and have concluded that the Company’s disclosure controls and procedures are effective as of the date of such evaluation.

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

Item 9(b).  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and will be included in the Company’s definitive proxy statement for the 2007 Annual Meeting of the Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K/A.

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

10.13	Lillian M. Skeen, Loan Agreement and Open Ended On Demand Promissory Note dated May 21, 1998. (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended March 31, 1998.)

Exhibit Number	Description of Exhibit

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

Exhibit Number	Description of Exhibit

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

10.20*	Lawsuit Company filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.
11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., May 14, 2007, incorporated herein by reference.
99.2*	Confirmation Agreement, Edward L. Machulak, May 14, 2007, incorporated herein by reference.
99.3*	Confirmation Agreement, Edward L. Machulak Rollover Individual Retirement Account, May 14, 2007, incorporated herein by reference.
Exhibit Number	Description of Exhibit

99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 14, 2007, incorporated herein by reference.
99.5*	Confirmation Agreement, Edward A. Machulak as an individual and as President of Circular Marketing, Inc., May 14, 2007, incorporated herein by reference.
99.6*	Confirmation Agreement, John E. Machulak and Susan R. Robertson as individuals, May 14, 2007, incorporated herein by reference.
99.7*	Confirmation Agreement, the Law Firm of Machulak, Robertson & Sodos, S.C., May 14, 2007, incorporated herein by reference.
99.8	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.9	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
99.10

S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933, as amended and declared effective June 7, 2006, registering three million of its common shares, ten cents par value.  (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 7, 2006.)

99.10(a)

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

COMMERCE GROUP CORP.

FORM 10-K/A - MARCH 31, 2007

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2008.

COMMERCE GROUP CORP.

(Company)

By:

/s/ Edward A. Machulak

Edward A. Machulak

Chairman of the Board of Directors,

Member of Executive Committee,

Member of Audit Committee

Director-Emeritus, President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf  of the Company and in the capacities and on the dates indicated:

Name	Office	Date

/s/ Edward A. Machulak Edward A. Machulak	Chairman of the Board of Directors, Member of Executive Committee, Member of Audit Committee, Director-Emeritus, President and Chief Executive Officer	July 14, 2008

/s/ Sidney Sodos Sidney Sodos	Director, Vice President and Treasurer	July 14, 2008

/s/ John H. Curry John H. Curry	Director and Member of Audit Committee, Executive Vice President	July 14, 2008