Form 10-K
period 2008-03-31
COMMERCE GROUP CORP /WI/
filed 2008-07-15
CIK 109757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Title of each class

          Name of each exchange on which registered

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

The aggregate market value of the 21,662,899 registrant’s common shares held by nonaffiliates of the registrant based on the closing sale price of the OTC BB on March 31, 2008 was approximately $6,932,128.

At March 31, 2008, there were 30,715,869 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  __   No  x

COMMERCE GROUP CORP.

2008 FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

  3

Item 2.

Properties

16

Item 3.

Legal Proceedings

29

Item 4.

Submission of Matters to a Vote of Security Holders

30

Item 4(a).

Executive Officers and Managers of the Company

30

PART II

Item 5.

Market for the Company’s Common Stock and Related Stockholders’ Matters

32

Item 6.

Selected Financial Data

35

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

36

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

48

Item 8.

Financial Statements and Supplementary Data

50

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

82

Item 9(a).

Controls and Procedures

82

Item 9(b)

Other Information

83

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

General

Commerce Group Corp. (“Commerce,” the “Company,” and/or the “Registrant” and reference to these identifications such as “we,” “our,” and “us” may be used herein to refer to Commerce or to any or all of wholly-owned subsidiaries of Commerce) is one of the only precious metals company that has produced gold and silver in the past twenty or more years in the Republic of El Salvador, Central America.  Starting in 1968, for periods during the 1970's and 1980's Commerce was operative in the exploration, exploitation, development, and production of precious metals in El Salvador.  It continues to be operative in the exploration of precious metals in El Salvador while it seeks funding for exploitation, development, and production.  Commerce’s objectives have been to obtain the permission of the Government of El Salvador to continue the exploitation of mineralized material at SSGM and to obtain a sufficient amount of funds to operate and expand its San Cristobal Mill and Plant and to commence an open-pit, heap-leach operation at its SSGM to produce gold at a profit.  It has also planned to broaden its exploration targets as the opportunity to discover more gold and silver is evident.

Simultaneously, Commerce has been seeking a compatible acquisition, merger, or other business arrangement.  Since the death of Commerce’s long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been directing most of its efforts toward finding a compatible acquisition, merger, or other business arrangement.  On March 7, 2008, Commerce and Manti Holdings, LLC (Manti) entered into an agreement in which Manti was given an exclusive thirty-day option to conduct a review of Commerce’s San Sebastian property, with a view toward a pre-defined transaction.  The general terms of the understanding reached between Commerce and Manti were stated in Exhibit 99.1 of Commerce’s Form 8-K filed on March 11, 2008.  Since then, Manti’s personnel have met with environmental groups and representatives of the El Salvadoran government and have visited Commerce’s mining properties to collect data and make an evaluation.  Their investigation is ongoing.  A determination to proceed has not yet been made.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters since its inception have been based in Milwaukee, Wisconsin.  Commerce was organized in 1962 and its common shares have been publicly traded since 1968.  The Company’s shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB, on the Pink Sheets under the trade symbol of CGCO.PK, and on the Berlin-Bremen Stock Exchange under the trade symbol of C9G since October 2006.  The organizational chart on the following page reflects the mining organization and the mining activities in El Salvador as of March 31, 2008.

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

Commerce’s current goal is to find an investor to assume control of mining operations with sufficient capital to in time produce 100,000 ounces of gold per year and to simultaneously develop gold/silver ore reserves.  The Company expects that production will occur by developing an open-pit, heap-leach operation on the SSGM site and by acquiring additional mill and related equipment which will increase the capacity of the processing of its higher grade virgin mineralized material at the San Cristobal Mill and Plant (“SCMP”).  The SSGM heap-leach operation should have the capability of producing (through processing a higher volume of gold mineralized material beginning with 2,000 tons and in time increasing to 6,000 tons per day) significantly more gold than what can be produced at the SCMP, which has a present capacity of processing 200 tons of gold mineralized material per day.  Commerce will also continue to explore areas contiguous to the SSGM site and in its vast exploration license areas.

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

The Company’s current exploration program is being conducted under the guidance of Luis Alfonso Limay, with direction from the Chairman and the Board of Directors.  Mr. Limay has been with the Company since 1986.  He is a geologist and mining engineer.  He was appointed to the position of Project and Mine Manager in October 1986, and became the Manager of El Salvador operations in March 1995.  As such, Mr. Limay is responsible for managing the daily operations of the Joint Venture.  As of March 2008 he supervised a staff of approximately forty persons in El Salvador.

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

Since the Company has been granted the Renewed SSGM exploitation concession from the DHM, it is required to maintain environmental permits.  The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation concession.  Financial security bond(s) were submitted as required.

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

Employees

As of March 31, 2008, the Company and its wholly-owned subsidiaries employed approximately 40  full-time persons in El Salvador, which number may adjust seasonally.  The Company also employs up to four persons, including part-time help, in the United States.  None of the Company’s employees are covered by collective bargaining agreements.

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

2.

Modesto Mine

Property Description	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.
Nature of Interest	Land ownership only through the Company’s Chairman.
Date Interest was Acquired	September 1993
Cost of Interest	No cost for interest.
Amount of Funds to Make Property Operational	Not applicable.
Date Mine will be Operational	Not applicable.

3.

San Cristobal Mill and Plant

Property Description	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.
Nature of Interest	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador. Environmental permit has been revoked but legal challenge is pending.
Date Interest was Acquired	Equipment was acquired on February 23, 1993; lease was acquired on November 12, 1993.
Cost of Interest

Equipment purchased and extensive retrofitting was and continues to be performed.  The cost of the investment through March 31, 2008, including the crushing system located at the San Sebastian Gold Mine, is  $6,956,540.

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

SSGM Current Status

The Company, through its Joint Venture is in the exploration stage.  The Company has been seeking funding to purchase equipment, to purchase inventory, and to use for working capital for its on-site proposed open-pit, heap-leaching operation.  As an alternate, the Company has been considering a joint venture, merger, acquisition, or any other mutually agreed upon business arrangement.

The Company’s main objective and plan through the Joint Venture has been to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to mine gold on its SSGM site.  Dependent on the funding, the grade of mineralized material, and the tonnage processed, it anticipated producing more than 56,000 ounces of gold from its open-pit, heap-leaching operation during the first twelve full operating months and then gradually increasing the average annual production of gold to 113,000 ounces.

The Company’s plans have included placing its SCMP into production. Although it would be a low tonnage operation, the Company believes that it would be profitable since the present price of gold is over $600 an ounce.

Since the death of Commerce’s long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been directing most of its efforts toward finding a compatible acquisition, merger, or other business arrangement.

Proposed SSGM Open-Pit, Heap-Leaching Operation

The Joint Venture has placed the SCMP into a maintenance position until it receives the funds that it requires or enters into a business arrangement, and receives permission from MARN to resume operations.  It expects that $19 million or more is needed to commence an open-pit, heap-leaching operation at the SSGM site.  These funds are required to install the crushing system and plant, to purchase mining equipment, and for working capital. The Joint Venture may be able to lease this equipment.  When these funds are available, the Joint Venture intends to start processing gold mineralized material from its open pit at a production level of 2,000 tons per day (expected 50,000 ounces annually).  During the second year, the production level plans are to expand production to 3,000 tons per day (the funds for this expansion could be generated from profits, with an expectation of 56,000 ounces annually).  An increase to process 4,000 tons of gold mineralized material per day would take place during the third year with an expectation of producing 75,000 ounces annually and another expansion to process 6,000 tons per day would take place at the beginning of the fifth year (with an expectation of producing 113,000 ounces annually); all funds for this expansion should be available through a combination of earned profits, borrowings, equity sales, or other creative sources. With the anticipated production volume, there is more than a nine-year supply of gold mineralized material and it is believed that a substantial amount of gold ore can be proven during the production period to continue operating at the same levels for a much longer period.

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

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company.  The total lease payment for this nineteen-month period is $18,608.21.  Reference is made to Exhibit 10.16 for a copy of this lease.  The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008.

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

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis.  The lessor is General Lumber & Supply Co., Inc. (“General Lumber”), a Wisconsin corporation.  The Company’s late President, Edward L. Machulak, owns 55% of the common stock of General Lumber. Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by relatives, his wife, and a trust formed for the benefit of his children.  In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property.  In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

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

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2008.

Item 4(a).  Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years.  All officers are elected at the annual meeting of the directors, which is usually held after the annual shareholders’ meeting.

Name	Age as of March 31, 2008	Executive Offices Held With Company (1)	Period Served In Office (2)
Edward A. Machulak	56	President and Chief Executive Officer Temporary Chairman Executive Vice President Secretary Assistant Secretary	10/26/07 to present 10/21/07 to 10/26/07 10/16/92 to 10/26/07 1/12/87 to 10/26/07 4/15/86 to 1/12/87
Sidney Sodos	70	Vice President and Treasurer	10/26/07 to present
John H. Curry	67	Executive Vice President	10/26/07 to present
Luis A. Limay	66	Project and Mine Manager Manager of El Salvador Operations	10/86 to 1995 03/95 to present

(1)

There have never been any undisclosed arrangements or understandings between any Executive Officer and any other person pursuant to which any Executive Officer was elected as an Executive Officer.

(2)

Executive Officers are elected by the Directors for a term expiring at the Directors’ Annual Meeting and/or hold such positions until their successors have been elected and have qualified.

Family Relationships

Edward A. Machulak, presently a Director, Member of the Directors’ Executive Committee, Director-Emeritus, President and Chief Executive Officer is the brother of the legal counsel for the Company,   Attorney John E. Machulak of the law firm of Machulak, Robertson & Sodos, S.C.

Officers’ and Key Management’s Experience

The business experience of each of the Directors, Officers, and Key Management is as follows:

Edward A. Machulak  is a Director and holds the following Company positions:  Director as of October 28, 1985; a member of the Directors’ Executive Committee as of March 11, 1991; Director-Emeritus since October 28, 2000; Temporary Chairman as of October 21, 2007 and President and Chief Executive Officer as of October 26, 2007.  He was the Executive Vice President from October 16, 1992 through October 26, 2007; the Secretary from January 12, 1987 through October 26, 2007; and the Assistant Secretary from April 15, 1986 through January 12, 1987.

He is also a Director, President and Treasurer of Homespan Realty Co., Inc. and San Luis Estates, Inc.; and is a Director and President of San Sebastian Gold Mines, Inc.  He has been a Director and Secretary of Ecomm Group Inc. and was elected President on May 17, 2000.

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

Sidney Sodos is a Director and holds the following Company positions:   Director as of February 9, 1998; and Vice President and Treasurer as of October 26, 2007.

His business experience is as follows:  He was the senior member of the law firm of Sodos & Kafkas, S.C. and on July 1, 2003 he became a member of the law firm of Machulak, Robertson & Sodos, S.C.  He is licensed and has practiced law in the federal and state courts in the State of Wisconsin for a period of more than 39 years.  He specializes in corporate litigation and media law.  He was the Executive Director of the American Federation of Television and Radio Artists in the States of Wisconsin and Illinois (1974-1981).  He served as a member of the North Shore East Water Trust, a division of a local municipality.  He also was a moderator of a radio program (WTMJ Milwaukee, Wisconsin) "The Law and Sometimes Justice."

John H. Curry is a Director and holds the following Company positions:   Director as of October 18, 2002 and Executive Vice President as of October 26, 2007.

His business experience is as follows:  He is an economist and was an economic advisor to the U.S. Government during more than 23 years in the Foreign Service working in U.S. Embassies abroad.  He has broad financial and management executive skills in the public and private sector with knowledge and experience in dealing with international financial organizations.  He has extensive experience with foreign governments, including international economic policy and trade relations, as well as familiarity with energy and mining markets, and has the ability to operate effectively in foreign cultures.  He qualifies as an audit committee financial expert.

From 1993 to February 2003, he was the Assistant Director of Marketing and Chief Economist for Watanabe and Associates, Inc. and related firms CKC and KSK.  On a part-time basis, he worked from December 2000 to December 2003 as an analyst and writer on international trade and economics for the website of the Summit of the Americas Center at Florida International University.  From 1989 to 1993 he was employed by AmeriSecurities Corp., Continental Sales Company and Latine-Europe Corporation performing securities sales and marketing in Latin America and the Caribbean.  From 1966 to 1989 he was employed by the U.S. Department of State -  Foreign Service in various capacities, but primarily as an Economic Counselor for the U.S. Embassies in Mexico, Tunisia, Bolivia, Nicaragua, Costa Rica, El Salvador and Portugal.  He then retired from the service.

He earned a Master of Arts in Applied Economics from the University of Michigan and a Bachelor of Arts in International Studies from Ohio State University.  He also completed graduate courses in economics at the University of Detroit and accounting courses at Wayne State University, as well as many short courses with the Foreign Service Institute, Department of State, Washington, D.C.  He is fluent in Spanish and has a working knowledge of Portuguese.

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

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2008 and 2007, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2008.  The closing price on May 30, 2008 was $.30 a share.

For the period ended	March 31, 2008		March 31, 2007
	High	High	High	Low
First quarter ending June 30	$0.40	$0.10	$0.22	$0.07
Second quarter ending September 30	$0.15	$0.09	$0.15	$0.07
Third quarter ending December 31	$0.30	$0.05	$0.12	$0.05
Fourth quarter ending March 31	$0.51	$0.16	$0.14	$0.12

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2008, the Company believes that the common shares were held by approximately 3,600 shareholders; it is estimated that over 95% are United States’ residents.

As of March 31, 2008, the Company’s transfer agent and registrar certified that there were 1,594 shareholders of record.  The number of shareholders of the Company who beneficially own shares in nominee or “street name” or through similar arrangements are estimated by the Company to be approximately 1,300.

As of March 31, 2008, there were issued and outstanding: (a) 30,715,869 shares of common stock; (b) no stock options were issued or outstanding to purchase common stock; and (c) no preferred shares or stock options are issued and outstanding.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available.  No dividends were payable during the last fiscal year ended March 31, 2008.  The declaration of future dividends will be determined by the Board of Directors in light of the Company’s earnings, cash requirements and other relevant considerations.

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

Research Data Group, Inc. of San Francisco, California prepared the Company's Performance Graph.  With the premise that $100 had been invested on March 31, 2003, by the purchase of the Company's shares, it then compares the Company's performance through March 31, 2008, against two measurements:  the NASDAQ Composite and the Company’s selected Peer Group.  The graph also assumes the reinvestment of dividends, if any, for each measurement period. The information shown on the chart below is an historical record of the Company’s stock market price, does not reflect the value of the mineralized material, and it is not indicative of the Company’s future performance.  The ten companies that comprise the Peer Group are as follows:  Atlas Minerals Inc.; Breakwater Resources Ltd.; Caledonia Mining Corp.; Campbell Resources Inc.; Cassidy Gold Corp.; Central Minera Corporation; Earth Sciences Inc.; Golden Eagle International Inc.; Namibian Minerals Corp.; and Nord Resources Corp.  The Company’s securities were not eligible for continued quotation on the Over the Counter Bulletin Board (OTCBB) effective January 21, 2005 until the eligibility was reinstated on September 30, 2005.

The Broad Market Index chosen was the NASDAQ Composite Index.

Source: Research Data Group, Inc. San Francisco, CA.

(f)  Issue of Securities to Directors and Officers

During the fourth quarter ended March 31, 2008, the Company issued 78,182 of its Form S-8 common shares to its Directors in payment for fees, 31,818 common shares in payment for its annual Officer’s compensation; 29,773 common shares to a Director for services rendered, and 762,500 common shares in payment of accrued salaries.

Item 6.  Selected Financial Data

The following table presents certain selected financial information regarding the Company’s financial condition and results over the past five years:

	Year Ended March 31 -------------------------------------------------------------------------------------------
	2008	2007 (Restated)	2006 (Restated)	2005 (Restated)	2004 (Restated)
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Income (loss) from continuing operations	$(3,052,198)	$(2,616,821)	$(2,209,424)	$(1,921,455)	$(1,671,086)
Income (loss) from continuing operations per share:
Basic and diluted	$ (.011)	$ (.010)	$ (.09)	$ (.09)	$ (.08)
Weighted average shares - basic and diluted	28,401,086	25,457,052	23,834,988	22,581,814	21,089,812
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital*1	$ 545,618	$ 605,787	$ 798,753	$ 496,977	$ 504,882
Total assets	$26,485,002	$25,889,065	$25,236,806	$24,559,123	$24,151,447
Short-term obligations*1	$25,006,311	$21,790,176	$18,851,934	$16,178,620	$13,981,516
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity	$ 1,478,691	$ 4,098,889	$ 6,384,872	$ 8,380,503	$10,169,931

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for each of the three years ended March 31, 2008, 2007 and 2006 and the financial condition, liquidity and capital resources for March 31, 2008 and 2007.  The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

Today Commerce is a company with substantial gold and silver mineralized material and a great potential for locating and exploiting gold and silver ore reserves.  The Company is in the precious metals exploration business with all of its mines presently located in the Republic of El Salvador, Central America.  The Company’s objective and goals are to increase shareholder value by finding a compatible acquisition, merger or other business arrangement by which gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) will be identified, developed and processed.  Substantial capital expenditures are required to find, develop and process gold ore.  The Company’s geologists and engineers believe that it has potentially significant precious metal reserves which can be identified and developed by continuous and expanded exploration.  The Company will strive to have its properties operated in an efficient manner to maximize the cash flow and earnings.  The strategies to accomplish these goals include, whether by Commerce or through an arrangement with another respected company, commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, continuing the good relationship established over the past 38 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

The Company is determined to obtain the permissions needed from El Salvador and to enter into a business arrangement through which gold will be produced at its  San Cristobal Mill and Plant facilities and an open-pit, heap-leach operation constructed on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union, El Salvador.

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

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing the mineralized material The Company is determined to find a business arrangement that will enable production to commence. It plans to joint venture, merge, be acquired or enter into a business combination that will benefit all parties concerned.

The Company believes that at least $30 million (net) in funding is needed for the expansion of exploration opportunities and to resume production of gold and silver from its San Sebastian Gold Mine located near the City of Santa Rosa de Lima, Republic of El Salvador, Central America.  The Company expects that the $30 million would be used as follows:

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

Debt

Most of the debt is owed to related parties as follows:

	Related Parties	Others	Total
Accounts payable - Commerce	$ 131,348	$ 2,406	$ 133,754
Accounts payable - Comseb	246,439		246,439
Notes payable and accrued interest	19,433,730	334,038	19,767,768
Accruals – salaries	3,514,131		3,514,131
Accruals – legal fees	454,444		454,444
Accruals – other – Commerce	671,600	218,176	889,776
Total		$554,620

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

a.

A bond in an amount of $771.49 is required in connection with the environmental permit issued on October 15, 2002 under MARN Resolution No. 474-2002 for the San Cristobal Mill and Plant. This bond was originally issued on October 15, 2003 for a period of three years.  The environmental permit was revoked without notice, cause, or reason by MARN Resolution No. 3249-779-2006 dated July 5, 2006.  The notice was first delivered to the Company on or about September 13, 2006.  As a result of the revocation, the bond was returned in 2007.

b.

A bond in an amount of $14,428.68 is required in connection with the environmental permits issued on October 20, 2002 under MARN Resolution No. 493-2002 for the Renewed San Sebastian Gold Mine Exploitation concession.  This permit was renewed on March 15, 2006 for a term of three years and an audit by MARN was made.  The environmental permit was revalidated on June 23, 2006.  MARN delivered its revocation of the environmental permit, Resolution No. 3026-783-2006 dated July 6, 2006 on or about September 13, 2006.  As a result of the revocation, the bond was returned in 2007.

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

Results of Operation for the Fiscal Year Ended March 31, 2008 Compared to March 31, 2007

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $3,052,198 or $.11 cents per share for its fiscal year ended March 31, 2008.  This compares to a net loss of $2,616,821 or $.10 cents per share for the fiscal year ended March 31, 2007.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2008 or 2007.  Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2008 or 2007.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences.  It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $2,915,959 was recorded by the Company during this fiscal period compared to $2,443,624 for the same period in 2007, and in the past it was eliminated with the interest income earned from the Joint Venture.  As stated above, the interest expense is now included in the net loss.

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

Results of Operation for the Fiscal Year Ended March 31, 2007 Compared to March 31, 2006

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site.  The price of gold has stabilized at a price level that could assure a profitable operation.  The Company recorded a net loss of $2,616,821 or $.10 cents per share for its fiscal year ended March 31, 2007.  This compares to a net loss of $2,209,424 or $.09 cents per share for the fiscal year ended March 31, 2006.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2008 or 2007.  Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2008 or 2007.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

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

The financial statements for the fiscal years ended March 31, 2008, 2007 and prior years reflect and include Commerce Group Corp.’s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis.  Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company’s advances included the interest earned on these advances in anticipation of the interest being reimbursed.  Now these advances are restated and combined with the Company’s Consolidated Financial Statements.  Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting.  At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2008, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged.  Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 2, for additional details.

Gold Mineralized Material (03/31/08)	Tons	Estimated Average Gold Grade (OPT)	Estimated Gold Ounces(1)
Mineralized material virgin (includes 960,000 tons of dump material)	14,404,096	0.081	1,166,732
Stope fill (estimated)	1,000,000	0.340	340,000
Estimated other mineralized material and open pit	122,815,134	0.016	1,948,748
Total estimated mineralized material	138,219,230	0.025	3,455,480

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

Employees

As of March 31, 2008, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration program; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities.  None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.  Also, the Company employs up to four persons, including part-time help, in the United States.  Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

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

Guarantees/Bonds

The Company has provided the Government of El Salvador with the following guarantees: on March 15, 2006 a three-year guarantee (bond) was issued by Seguros del Pacifico on behalf of the Company to the Ministry of Environment and Natural Resources for the Renewed SSGM in the sum of $14,428.68.  As a result of the revocation of the environmental permits, the bond was returned in 2007.

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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction.  At present, the Company’s future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver.  Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies.  During the last five years, the London PM Fix gold price has fluctuated between a low of $342 per ounce in June 2003 and a high of over $1003 per ounce in June 2008.  The Company expects gold to be its primary product in the future, but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2007.

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

Index to Consolidated Financial Statements

And Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm

51

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2008 and 2007

52

Consolidated Statements of Operations, Years Ended March 31, 2008, 2007 and 2006

53

Consolidated Statements of Changes in Shareholders’ Equity

  Years Ended March 31, 2008, 2007 and 2006

54

Consolidated Statements of Cash Flows, Years Ended March 31, 2008, 2007 and 2006

55

Notes to Consolidated Financial Statements

56

Selected Quarterly Financial Data (Unaudited)

81

Supplementary Financial Data:

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Commerce Group Corp.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (the Company) as of March 31, 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2008, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2008, and the consolidated results of their operations and their cash flows for the years ended March 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 17 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 17.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

July 9, 2008

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Balance Sheets--March 31

2008	2007 (Restated)
ASSETS
Current assets
Cash	$ 1,308	$ 5,031
Other current assets	233,977	274,553
Accounts receivable – related	585,647	584,925
Mining supplies	39,562	39,562
Prepaid items and deposits	14,932	32,474
Total current assets	875,426	936,545

Property, plant and equipment, net	4,846,257	4,693,933
Mining resources investment	20,763,318	20,258,587
Total assets	$26,485,002	$25,889,065
LIABILITIES
Current liabilities
Accounts payable	$ 2,406	$ 18,379
Accounts payable – related	377,786	349,545
Notes and accrued interest payable to related parties	19,433,730	16,410,397
Notes and accrued interest payable to others	334,038	312,379
Accrued salaries	3,514,131	3,477,568
Accrued legal fees	454,444	415,035
Other accrued expenses – related	471,600	435,600
Other accrued expenses – other	418,176	371,273
Total current liabilities	25,006,311	21,790,176
Total liabilities	$25,006,311	$21,790,176

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

SHAREHOLDERS' EQUITY
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2008-none; 2007-none	$ 0	$ 0

Common stock, $0.10 par value:
Authorized 50,000,000 shares;
Issued and outstanding:
2008 - 30,715,869	3,071,587
2007 - 27,778,596	2,777,860
Capital in excess of par value	19,579,827	19,441,554
Accumulated deficit	(21,172,723)	(18,120,525)
Total shareholders' equity	1,478,691	4,098,889
Total liabilities and shareholders' equity	$ 26,485,002	$ 25,889,065

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Operations

For the Years Ended March 31

	2008	2007 (Restated)	2006 (Restated)
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative	$ 136,239	$ 173,197	$ 168,585
Total expenses	136,239	173,197	168,585

Net loss from operations	(136,239)	(173,197)	(168,585)
Other income	0	0	6,500
Interest expense	(2,915,959)	(2,443,624)	(2,047,339)
Net loss before income taxes	(3,052,198)	(2,616,821)	(2,209,424)
Income tax expense	0	0	0
Net loss	(3,052,198)	(2,616,821)	(2,209,424)

Net loss per share basic/diluted	$ (.11)	$ (.10)	$ (.09)

Weighted average basic/diluted common shares outstanding	28,401,086	25,457,052	23,834,988

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended March 31, 2008,  2007 and 2006

Common Stock -----------------------------------------------------
	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)
Balances March 31, 2005	23,823,734	$2,382,373	$19,292,410	$(13,294,280)

Net loss for fiscal year ended March 31, 2006				$ (2,209,424)

Common stock issued for:
Dir./off./employee/services comp.	590,620	59,062	40,652
Payment of debt	601,662	60,167	41,412
Cash	100,000	10,000	2,500	___________
Balances March 31, 2006	25,116,016	$2,511,602	$19,376,974	$(15,503,704)

Net loss for fiscal year ended March 31, 2007				$ (2,616,821)

Common stock issued for:
Dir./off./employee/services comp.	1,107,580	110,758	0
Payment of debt	750,000	75,000	0
Cash	805,000	80,500	64,580	__________
Balances March 31, 2007	27,778,596	$2,777,860	$19,441,554	$(18,120,525)

Net loss for fiscal year ended March 31, 2008				$ (3,052,198)

Common stock issued for:
Dir./off./employee/services comp.	932,273	93,227	108,273
Payment of debt	0	0	0
Cash	2,005,000	200,500	30,000	__________
Balances March 31, 2008	30,715,869	$3,071,587	$19,579,827	$(21,172,723)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows

For the Years Ended March 31

	2008	2007 (Restated)	2006 (Restated)
Operating activities:
Net loss	$(3,052,198)	$(2,616,821)	$(2,209,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	93,227	110,758	99,714
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets	39,854	(34,025)	(22,457)
Decrease (increase) in prepaid items and deposits	17,542	1,323	50,469
Increase (decrease) in accounts payable and other accrued expenses	12,268	50,573	(15,911)
Increase in accrued interest expense	2,915,959	2,443,624	2,047,339
Increase (decrease) in accrued legal fees	39,409	3,476	78,577
Net cash provided by (used in) operating activities	66,061	(41,092)	28,037

Investing activities:
Investment in mining resources and property, plant and equipment	(700,201)	(444,762)	(483,696)
Net cash used by investing activities	(700,201)	(444,762)	(483,696)

Financing activities:
Cash received, related party notes payable	429,917	314,502	460,523
Common stock issued for cash	200,500	145,080	12,500
Net cash provided by financing activities	630,417	459,582	473,023

Net increase (decrease) in cash and cash equivalents	(3,723)	(26,272)	17,634
Cash - beg. of year	5,031	31,303	13,669
Cash - end of year	$ 1,308	$ 5,031	$ 31,303

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash information:

	Year Ended
	March 31, 2008		March 31, 2007
A. Cash information	Shares	Amount	Shares	Amount
1. Accrued interest expense		$2,915,959		$2,443,624
2. Interest expense paid in cash		-		-
3. Income taxes paid		-		-
B. Non cash investing and financing
Common stock issued for:
1. Director fees, officer compensation, employee benefits and services	932,273	$ 93,227	1,107,580	$ 110,759
2. Reducing related party notes payable	-	$ -	750,000	$ 75,000

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2008

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

Minority Interest

During the twelve-months ended March 31, 2008 and 2007, there were no expenses in the entities wherein minority interests existed.  Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

Other Current Assets

1.

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of March 31, 2008.  The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

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

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of March 31, 2008.  The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the late President of the Company at the Company’s cost.

2.

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company.  These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable.  An accounting is as follows:

	Misanse	Others	Total
Accounts receivable	$584,925	$ 0	$584,925
Accounts payable	$246,439	$133,754	$380,192

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

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $584,925 and that the Company owes Misanse $242,350 as Misanse is not consolidated with the Company’s financial records.  When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

Deferred Mining Cost

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the Company on January 1, 2009, and is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for the Company on January 1, 2009, and is not expected to have a material effect on its consolidated financial statements.

During March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). This disclosure is not expected to have a material effect on the Company’s consolidated financial statements.

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

Loss Per Common Share

The Company has in the past years reported its “Earnings per Share” (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128).  As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share.  Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator).  The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of March 31, 2006, 2007 and 2008.

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

Per-Share

(Numerator)

(Denominator)

  Amount

For the year ended March 31, 2008:

  Basic EPS

    Net loss to common Shareholders

$(3,052,198)

  28,401,086

$

(0.11)

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

(3) Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

	March 31, 2008 ------------------------------------------------------			March 31, 2007 ------------------------------------------------------
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Mineral Properties and Deferred Development	$20,763,318	$ 0	$20,763,318	$20,258,587	$ 0	$20,258,587

Property, Plant and Equipment	7,098,400	(2,252,143)	4,846,257	6,946,076	(2,252,143)	4,693,933
	$27,861,718	$(2,252,143)	$25,609,575	$27,204,663	$(2,252,143)	$24,952,520

Breakdown of Property, Plant and Equipment:
SCMP Plant No. 1	$2,061,585	$(1,360,932)	$ 700,653	$2,061,585	$(1,360,932)	$ 700,653
SCMP Plant No. 2	2,952,755	(429,525)	$ 2,523,230	2,865,018	(429,525)	$ 2,435,492
SCMP Mach and Tools	94,531	(94,531)	0	94,531	(94,531)	0
SCMP Crushing Plant	1,542,559	0	1,542,559	1,477,972	0	1,477,972
SCMP Vehicles	202,675	(202,675)	0	202,675	(202,675)	0
SSGM Lab-Bldg.	29,789	(26,296)	3,493	29,789	(26,296)	3,493
SSGM Lab-Equip.	110,702	(110,702)	0	110,702	(110,702)	0
SSGM Metal Shed	553	(553)	0	553	(553)	0
SMO Office	26,929	(26,929)	0	26,929	(26,929)	0
SSGM Land	2,441	0	2,441	2,441	0	2,441
Modesto Land	73,881	0	73,881	73,881	0	73,881
		$(2,252,143)			$(2,252,143)

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

As of March 31, 2008 and 2007, the Company, Sanseb and three of the Company’s subsidiaries have invested (including carrying costs) the following in its Joint Venture:

	2008	2007
The Company’s advances (net of gold sale proceeds) since 09/22/87	$71,399,367	$62,975,723
The Company’s initial investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the mining projects and amount due to the Company	51,526,354	46,802,101
Total:	1	116,794,184
Advances by the Company’s three subsidiaries	590,265	590,265
Combined total investment	$130,532,346	$117,384,449

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

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company.  The total lease payment for this nineteen-month period is $18,608.21.  Reference is made to Exhibit 10.16 for a copy of this lease.  The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008.

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

(6)  Notes Payable and Accrued Interest

	03/31/08	03/31/07
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the Misanse lease, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)	$19,433,730	$16,410,397
Other Short-term notes and accrued interest (March 31, 2008, $199,038 and March 31, 2007, $177,379) issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.	334,038	312,379

Total:	$19,767,768	$16,722,776

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,351,515 at March 31, 2008 and 2007, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2008 and 2007:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $13,354,281 and $11,372,962 at March 31, 2008 and 2007, respectively; the 2008 interest was $1,992,171 and the 2007 interest was $1,695,286.  To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,429,871 and $1,216,540 at March 31, 2008 and 2007, respectively, including accrued interest, from the Company’s late President’s Rollover Individual Retirement Account (ELM RIRA).  The 2008 interest was $213,331 and the 2007 interest was $192,210.  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company’s cash requirements from time to time, the Company’s late President has sold or pledged as collateral for loans, shares of the Company’s common stock owned by him.  In order to compensate its late President for selling or pledging his shares on behalf of the Company, the Company has made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly.  The Company receives all of the net cash proceeds from the sale or from the pledge of these shares.  The Company did not borrow any common shares during this fiscal year.  The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2008:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $3,242,264 and $2,673,457 at March 31, 2008 and 2007, respectively; the 2008 interest was $478,493 and the 2007 interest was $370,996.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2008 and 2007:

The late President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand promissory note in the sum of $994,866 and $846,436 at March 31, 2008 and 2007, respectively; the 2008 interest was $148,430 and the 2007 interest was $124,939.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month.  The Company owes her as an individual and as a consultant, the sum of $471,600 and $435,600 at March 31, 2008 and 2007, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $293,308 and $249,548 at March 31, 2008 and 2007, respectively; the 2008 interest was $43,760 and the 2007 interest was $37,138.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $454,443.75 for 2,019.75 hours of legal services rendered from July 1980 through February 29, 2008.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company’s open-ended, secured, on-demand promissory note in the sum of $51,454 and $102,181 at March 31, 2008 and 2007, respectively; the 2008 interest was $10,728 and the 2007 interest was $1,454.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $16,958 as of March 31, 2008, which bears interest at an annual rate of 16% payable monthly.  The 2008 interest was $1,958.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company’s operations are profitable.  Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors’ meeting.  The Executive Committee Director fees are $400 for each meeting.  The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company’s common shares.  The Chairman/President does not receive any Director fees.  All of the accrued amount due for Director fees during this fiscal year were exchanged for common stock in March of 2008.  The other salary accruals as of March 31, 2008 are $52,616 compared to $126,053 for March 31, 2007.

(8)  Commitments

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

(9)  Income Taxes

At March 31, 2008, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $13,123,892, which may be carried forward to offset future taxable income; the net operating losses expire at various times up until the year 2022.

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

	March 31
Deferred Tax Assets:	2008	Rate	2007	Rate
Net Operating Loss Carry-forwards	$ 4,462,123	34%	$ 3,619,772	34%
Valuation Allowance for Deferred Tax Assets	(4,462,123)	(34%)	(3,619,772)	(34%)
Net Deferred Tax Assets:	$ 0	0	$ 0	0

The components of current income tax expense as of March 31, 2008, 2007 and 2006 respectively are as follows:

As of March 31
	2008	2007	2006
Current federal tax expense	$ 0	$ 0	$ 0
Current state tax expense	$ 0	$ 0	$ 0
Change in NOL benefits	$ (842,351)	$ (58,887)	$ (646,200)*
Change in valuation allowance	$ 842,351	$ 58,887	$ 646,200
Income tax expense	$ 0	$ 0	$ 0

*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years.

(10)  Description of Securities

a.  Common Stock

The Company’s Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,715,869 and 27,778,596 shares were issued and outstanding as of March 31, 2008 and 2007.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore.  In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2008 or 2007.

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

c.  Stock option activity:

	03/31/08 ----------------------------		03/31/07 ----------------------------		03/31/06 -----------------------------
	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price	Option Shares	Weighted Average Price
Outstanding, beg. yr.	0	N/A	0	N/A	0	N/A
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	0	N/A
Forfeited	0	N/A	0	N/A	0	N/A
Expired	0	N/A	0	N/A	0	N/A
Outstanding, end of yr.	0	N/A	0	N/A	0	N/A

There were no stock options issued or outstanding as of March 31, 2008 or 2007.

d.  Stock Rights - To The Late President

Reference is made to note 7, Related Party Transactions, of the Company’s financial statements which disclose the terms and conditions of the share loans to the Company by the late President and the interest which is payable to him by the Company’s issuance of its restricted common shares.

Any share interest payable to the late President is for shares loaned to the Company and/or for such shares loaned or pledged for collateral purposes, or for unpaid interest, from time to time, all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989 and April 1, 1990.

e.  Share Loans - Others

A series of borrowings of the Company’s common shares were made from time to time under the provision that the owners would sell said shares as the Company’s designee, with the proceeds payable to the Company.  In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.  As of March 31, 2008, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. Form S-8 Registration

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company’s $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  A total of 1,107,580 of these shares were issued during the fiscal year ending March 31, 2007 and 932,273 shares were issued during this fiscal year, leaving a balance of 960,147 unissued Form S-8 common shares.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees.  As of April 1, 2007, 986,655 common shares remained in the account.  During this fiscal period no shares were added and 186,655 shares were sold, leaving a balance of 800,000 common shares as of March 31, 2008.

(11)  Litigation

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  Reference is made to Exhibit 10.20 of the Company’s Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint.  There has been no amount accrued for litigation as of March 31, 2008 or March 31, 2007.

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

(13)  Commitments and Contingencies

Environmental Compliance

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated.  However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.  Reference is made to Exhibit 10.20 of the Company’s Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment’s office; a second letter was submitted by our legal counsel as the Minister of Environment’s office requested a response to the first letter.  As of October 28, 2006, no responses were received.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  Reference is made to Exhibit 10.20 of the Company’s Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.

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

Confirmation Agreements with Related Parties

The Company, with Directors’ approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak, as an individual, and not as a Director or Officer of the Company, the Edward L. Machulak Rollover Individual Retirement Account, (Edward L. Machulak’s Widow Sylvia Machulak will now act on his behalf), General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, John E. and Susan R. Machulak, Edward A. Machulak and Circular Marketing, Inc. to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties as of the fiscal year end.  These agreements are filed annually as exhibits to the SEC Form 10-K.

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

Company Net Advances to the Joint Venture during the fiscal year ended March 31, 2008

	Total Advances	Interest Charges
Beginning balance	$62,975,723	$43,853,373
Advances during fiscal year ended March 31, 2008	8,423,644	7,780,057
Total Company’s net advances	71,399,367	51,633,430
Advances by three of the Company’s subsidiaries	590,265	0
Total net advances as of March 31, 2008	$71,989,632	$51,633,430

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

	Mining *1 El Salvador, Central America	Corporate Headquarters
Year ended March 31, 2008
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(3,052,198)
Total assets	26,247,593	237,409
Capital expenditures	534,817	0

Year ended March 31, 2007
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(2,616,821)
Total assets	25,610,222	278,843
Capital expenditures	645,830	0

Year ended March 31, 2006
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(2,209,424)
Total assets	24,969,022	267,784
Capital expenditures	688,060	0

*1

Its major customer for the refining and purchase of gold is a refinery located in the United States.  The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(15) Quarterly Financial Data

The following is a tabulation of the quarterly operating results for the years ended March 31, 2008 and 2007:

Fiscal year ended 3/31/08	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/07	$0	$ (725,670)	$0
Second quarter 09/30/07	$0	$ (790,564)	$0
Third quarter 12/31/07	$0	$ (766,188)	$0
Fourth quarter 03/31/08	$0	$ (769,776)	$0
	$0	$(3,052,198)	$0

Fiscal year ended 3/31/07	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/06	$0	$ (609,362)	$0
Second quarter 09/30/06	$0	$ (644,562)	$0
Third quarter 12/31/06	$0	$ (671,954)	$0
Fourth quarter 03/31/07	$0	$ (690,943)	$0
	$0	$(2,616,821)	$0

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

(17)  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recurring net losses, negative working capital and negative cash flow from operations, and is dependent upon raising capital to continue operations.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans and grants from various financial institutions where possible.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

Effective for the reporting year ended March 31, 2008, the Company is not an accelerated filer and it is not required to provide a report of management on our internal control over financial reporting.

There have been no changes in our internal control over financial reporting for the period ended March 31, 2008 that have materially effected, or are reasonable likely to materially affect the internal control over financial reporting.

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

Item 9(b).  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears under the captions “Officers and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and will be included in the Company’s definitive proxy statement for the 2008 Annual Meeting of the Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year and is incorporated by reference in this Annual Report on Form 10-K.

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

(1)

Financial Statements (included in Item 8 of this Report)

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets - March 31, 2008 and 2007

•

Consolidated Statements of Operations - Years Ended March 31, 2008, 2007 and 2006

•

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended March 31, 2008, 2007 and 2006

•

Consolidated Statements of Cash Flows - Years Ended March 31, 2008, 2007 and 2006

•

Notes to Consolidated Financial Statements

(1)

Financial Statement Schedules:  All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(2)

Schedule IV (1) Indebtedness of Related Parties

(3)

Schedule IV (2) Indebtedness to Related Parties

(4)

Reports on Form 8-K:

a.

On March 7, 2008, the Company filed a Securities and Exchange Commission Form 8-K disclosing that a news release was issued on the same date announcing that the Company entered into an agreement with Manti Holdings LLC to fund the San Sebastian Gold Mines.

b.

On March 11, 2008 the Company filed a Securities and Exchange Commission Form 8-K disclosing the general terms and conditions of the thirty-day option agreement by and between the Company and Manti Holdings LLC dated March 7, 2008.

c.

On April 10, 2008 the Company filed a Securities and Exchange Commission Form 8-K/A reporting the status of Manti Holdings LLC and stating that the March 7, 2008 agreement may be amended to reflect any new terms and conditions.

(1)

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

10.16*

Nineteen-month lease agreement by and between the Company and Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on March 25, 2008, retroactive to November 12, 2006.   Lease renewed on June 12, 2008 for a six-month period to expire on December 11, 2008.

10.17

Renewed January 14, 2003 thirty (30) year lease agreement by and between the Company and Mineral San Sebastian S.A. de C.V. (Misanse) covering the 1,470-acre San Sebastian Gold Mine real estate.  (Incorporated by reference to Exhibit 3 of Exhibit B of Exhibit 99.3 of the Company’s Form 10-K for the year ended March 31, 2003.)

Exhibit Number	Description of Exhibit

10.18

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

10.20

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

10.21

Lawsuit Company filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.  (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the year ended March 31, 2007.)

Exhibit Number	Description of Exhibit

11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., May 30, 2008, incorporated herein by reference.
99.2*	Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, May 30, 2008, incorporated herein by reference.
99.3*

Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, for the Edward L. Machulak Rollover Individual Retirement Account, May 30, 2008, incorporated herein by reference.

99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, May 30, 2008, incorporated herein by reference.
99.5*	Confirmation Agreement, Edward A. Machulak as an individual and as President of Circular Marketing, Inc., May 30, 2008, incorporated herein by reference.
99.6*	Confirmation Agreement, John E. Machulak and Susan R. Robertson as individuals, May 30, 2008, incorporated herein by reference.

Exhibit Number	Description of Exhibit

99.7*	Confirmation Agreement, the Law Firm of Machulak, Robertson & Sodos, S.C., May 30, 2008, incorporated herein by reference.
99.8	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.9	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
99.10

S.E.C. Form S-8 Registration Statement No. 333-134805 filed under the Securities Act of 1933, as amended and declared effective June 7, 2006, registering three million of its common shares, ten cents par value.  (Incorporated by reference as this S.E.C. Form S-8 Registration Statement had been filed on June 7, 2006.)

99.11

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

FORM 10-K - MARCH 31, 2008

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