Form 10-Q
period 2008-06-30
COMMERCE GROUP CORP /WI/
filed 2008-08-15
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 2008

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,715,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 2008.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                    FOR THE FIRST QUARTER ENDED JUNE 30, 2008

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2008.

         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Changes in Shareholders' Equity      6
         Consolidated Statements of Cash Flows                           7
         Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  33
Item 3.  Quantitative and Qualitative Disclosures about Market Risk     46
Item 4.  Controls and Procedures                                        47

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              49
Item 2.  Changes in Securities                                          49
Item 3.  Default Upon Senior Securities                                 49
Item 4.  Submission of Matters to a Vote of Security Holders            49
Item 5.  Other Information                                              49
Item 6.  Exhibits and Reports on Form 8-K                               50

SIGNATURES:
         Registrant's Signature Page                                     51
         Certification of Chief Executive Officer (Section 302)          52
         Certification of Chief Financial Officer (Section 302)          53
         Certification of Chief Executive Officer (Section 906)          54
         Certification of Chief Financial Officer (Section 906)          55

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     06/30/08
                                    (Unaudited)           03/31/08
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     5,414        $     1,308
 Other current assets                   233,977            233,977
 Accounts receivable - related          591,867            585,647
 Mining supplies                         39,562             39,562
 Prepaid items and deposits              16,478             14,932
                                    ------------       ------------
  Total current assets                  887,298            875,426

Property, plant and equipment, net    4,850,548          4,846,257
Mining resources investment          20,904,053         20,763,318
                                    ------------       ------------
  Total assets                      $26,641,899        $26,485,002
                                    ============       ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                   $     6,713        $     2,406
 Accounts payable - related             384,866            377,786
 Notes and accrued interest
  payable to related parties         20,334,499         19,433,730
 Notes and accrued interest
  payable to others                     339,423            334,038
 Accrued salaries                     3,558,381          3,514,131
 Accrued legal fees                     466,582            454,444
 Other accrued expenses - related       484,600            471,600
 Other accrued expenses - other         433,281            418,176
                                    ------------       ------------
  Total current liabilities          26,008,345         25,006,311
                                    ------------       ------------
  Total liabilities                 $26,008,345        $25,006,311
                                    ------------       ------------

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2008-none; 2007-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 6/30/2008 - 30,715,869               3,071,587
 3/31/2008 - 30,715,869                                  3,071,587
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (22,017,860)       (21,172,723)
                                    ------------       ------------
 Total shareholders' equity             633,554          1,478,691
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $26,641,899        $26,485,002
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)



                                             2008             2007
                                      ------------     ------------
Revenues:                             $         0      $         0
                                      ------------     ------------
Expenses:
 General and administrative           $    39,405           46,209
                                      ------------     ------------
  Total expenses                           39,405           46,209

Net loss from operations              $   (39,405)     $   (46,209)
Other income                                    0                0
Interest expense                         (805,733)        (679,461)
                                      ------------     ------------
Net loss before income taxes             (845,138)        (725,670)
Income tax expense                              0                0
                                      ------------     ------------
Net loss                                 (845,138)     $  (725,670)
                                      ============     ============

Net loss per share basic/diluted      $      (.03)     $      (.03)
                                      ============     ============
Weighted average basic/diluted
  common shares outstanding            30,715,869       28,227,717
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE FIRST QUARTER JUNE 30, 2008



                                       Common Stock
                     -----------------------------------------------------

                                                    Capital in    Retained
                              Number of              Excess of    Earnings
                               Shares   Par Value    Par Value    (Deficit)
                            ----------  ----------  -----------  ------------

Balances March 31, 2006     25,116,016  $2,511,602  $19,376,974  $(15,503,704)

Net loss for fiscal year
 ended March 31, 2007                                            $ (2,616,821)

Common stock issued for:
 Dir./off./employee/services
  comp.                      1,107,580     110,758            0
 Payment of debt               750,000      75,000            0
 Cash                          805,000      80,500       64,580
                            ----------  ----------  -----------   ------------
Balances March 31, 2007     27,778,596  $2,777,860  $19,441,554  $(18,120,525)

Net loss for fiscal year
 ended March 31, 2008                                            $ (3,052,198)


Common stock issued for:
 Dir./off./employee/services
  comp.                        932,273      93,227      108,273
 Payment of debt                     0           0            0
 Cash                        2,005,000     200,500       30,000
                            ----------  ----------  -----------   ------------
Balances March 31, 2008     30,715,869  $3,071,587  $19,579,827  $(21,172,723)

Net loss for three months
 ended June 30, 2008                                                 (845,138)

Common stock issued for:
 Dir./off./employee/services
  comp.                              0           0            0
 Payment of debt                     0           0            0
 Cash                                0           0            0
                            ----------  ----------  -----------   ------------
Balances June 30, 2008      30,715,869  $3,071,587  $19,579,827  $(22,017,861)
                            ==========  ==========  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                              2008            2007
                                           ----------      ---------
OPERATING ACTIVITIES:
 Net loss                                  $ (845,137)     $(725,670)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets          (6,220)        16,225
 Decrease (increase) in prepaid
  items and deposits                           (1,546)          (558)
 Increase (decrease) in accounts
  payable and other accrued expenses           11,387         47,644
 Increase in accrued interest expense         805,733        679,461
 Increase (decrease) in accrued legal fees     12,139            225

 Net cash provided by (used in)            -----------     ----------
  operating activities                        (23,644)        17,327

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment              (173,447)       (115,597)
                                            ----------       ---------
 Net cash used by investing activities       (173,447)       (115,597)

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                               201,197          67,500
 Common stock issued for cash                       0          29,241
                                            ---------       ---------
Net cash provided by financing activities     201,197          96,741

Net increase (decrease) in cash and
 cash equivalents                               4,106          (1,529)
Cash - beg. of year                             1,308           5,031
                                            ----------       ---------
Cash - end of this period
 6/30/08 and 6/30/07                        $   5,414        $  3,502
                                            =========        =========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures of cash information:
---------------------------------------------

                                                      Year Ended
                                            June 30, 2008     June 30, 2007
                                            -------------     -------------
Cash information                           Shares    Amount   Shares   Amount
                                           ------    ------   ------   ------
1.  Interest expense paid in cash             -         -        -        -
2.  Income taxes paid                         -         -        -        -

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2008

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

     On May 20, 2004 (delivered June 4, 2004) the Company was granted an exploitation concession from the GOES consisting of 1.23 square kilometers (304 acres) for the exploitation of the precious metals (the "Renewed San Sebastian Gold Mine Exploitation Concession" or "Renewed SSGM").

     On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP. This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter. (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending.

     On May 25, 2004 (received June 4, 2004) the GOES issued a second exploration license consisting of 45 square kilometers (11,115 acres) hereinafter referred to as the Nueva Esparta Exploration License.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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

     On July 18, 2008 the Company entered into a non-binding letter of intent for a proposed acquisition/merger with Voter Communications, Inc. The letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008.

     Earlier in the year Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador. However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Country of El Salvador. Therefore, Commerce's directors and officers continue to seek a compatible financial or business arrangement.

     The Joint Venture plans to begin its open-pit, heap-leaching process on the SSGM site when adequate funding becomes available under fair and reasonable terms and conditions, and providing that the price of gold maintains at the current price level. It also plans to continue its SSGM site preparation, the expansion of its exploration and exploitation targets, and the identification and development of gold ore reserves. Furthermore, it plans to explore the potential of other gold and silver mine exploration prospects in El Salvador. Concurrently, it is in the process of obtaining necessary funding for each of these separate programs while its Joint Venture is performing minor retrofit and rehabilitation work at the SCMP. It commenced an exploration program in the New SSGM and in the Nueva Esparta. Its finding of additional precious metals encourages it to expand the exploration activities.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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


MINORITY INTEREST

During the first quarter periods ended June 30, 2008 and 2007, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of June 30, 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El
     Salvadoran Government and for other employee purposes.

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

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of June 30, 2008. The Directors approved the sale of these assets to the Rollover
     Individual Retirement Account of the late President of the Company at the Company's cost.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   --------   --------
    Accounts receivable                 $591,867   $      0   $591,867
    Accounts payable - related parties  $243,379   $148,201   $391,580

    On March 26, 2008, at a Misanse shareholders' meeting held at the Company's City of San Miguel, El Salvador office, the Misanse shareholders and the Misanse Directors approved, confirmed and ratified the amount that Misanse owed the Company for advances and other obligations the Company incurred on behalf of Misanse. The amount due to Misanse at that time was also approved, ratified and confirmed.

    The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $591,867 and that the Company owes Misanse $243,379 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)

DEFERRED MINING COST

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned (excluding certain interest expense.). Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses (excluding certain interest expense) and will write off these cumulative costs on a units of production method at such time as it begins producing gold derived from the gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

MINERAL EXPLORATION AND DEVELOPMENT COSTS

Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures for the development of new mines, to define additional mineralization, and to expand the capacity of operating mines will be capitalized and amortized on the units of production basis over proven and probable reserves.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008, and is not expected to have a material effect on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company on January 1, 2009, and is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for the Company on January 1, 2009, and is not expected to have a material effect on its consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)



During March 2008 the FASB issued Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("FAS No. 161"). FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). This disclosure is not expected to have a material effect on the Company's consolidated financial statements.

MANAGEMENT'S ASSUMPTIONS

Management's estimates of gold and other metal prices, recoverable gold, operating, capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of the net cash flows expected to be generated from its mining properties.

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

LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of June 30, 2008.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)

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


                                      Net Loss      Shares         Per-Share
                                     (Numerator) (Denominator)       Amount
                                     ----------- -------------     ---------
For the period ended June 30, 2008:
 Basic EPS
  Net loss to common Shareholders    $(845,138)    30,715,869    $    (0.03)
                                     ==========                  ===========
For the period ended June 30, 2007:
 Basic EPS
  Net loss to common Shareholders    $(725,670)    28,227,717    $    (0.03)
                                     ==========                  ===========

FOREIGN CURRENCY

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

STOCK OPTIONS

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and the Company continues to use this model. The Company records compensation expense for stock options ratably over the options vesting period. Results for prior periods have not been restated.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


                  June 30, 2008                       June 30, 2007
         -----------------------------        -----------------------------
                  Accumulated                          Accumulated
                    Depre-                                Depre-
         Cost      ciation         Net        Cost       ciation        Net
         ----     -----------      ---        ----     -----------      ---

Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $20,904,053 $         0  $20,904,053 $20,262,335 $         0  $20,262,335

Prop-
erty,
Plant
and
Equip-
ment    7,102,691  (2,252,143)   4,850,548   7,105,176  (2,252,143)   4,853,033
      ----------- ------------ ----------- ----------- ------------ -----------
      $28,006,744 $(2,252,143) $25,754,601 $27,367,511 $(2,252,143) $25,115,368
      =========== ============ =========== =========== ============ ===========

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

(4)  COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")
----------------------------------------------------

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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

As of June 30, 2008 and 2007, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2008           2007
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87    $73,169,823   $65,072,185
The Company's initial investment in the
 Joint Venture                                  3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 52,441,547    48,008,335
                                             ------------   ------------
Total:                                       $132,627,730   $120,096,880
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $133,217,995   $120,687,145
                                             ============   ============

EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the effort to locate and evaluate minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP. The Joint Venture plans to resume its exploration and expansion program to identify and develop gold ore reserves in the area surrounding the SSGM. Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration license referred to as the "New San Sebastian Exploration License" which area includes and encompasses the existing SSGM. Also the Company is currently in the process of exploring two of the formerly operated gold mines in this exploration area. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration license which is referred to as the "Nueva Esparta" and includes eight formerly operated gold/silver mines. Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this license.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


MINERAL SAN SEBASTIAN S.A. DE C.V. ("MISANSE")

(a)  MISANSE CORPORATE STRUCTURE

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation. The Company owns 52% of the total of Misanse's issued and outstanding common shares. Approximately 100 El Salvador, Central American, and United States' citizens own the balance.

(b)  SSGM MINING LEASE

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003. The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession, hereinafter identified as the "Renewed SSGM," from the DHM. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month. The Company has the right to assign this lease without prior notice or permission from Misanse. This lease is pledged as collateral for loans made by related parties (Notes 6 and 7).

(c) ONE EXPLOITATION AND TWO EXPLORATION MINERAL CONCESSIONS/LICENSES ISSUED BY THE GOVERNMENT OF EL SALVADOR

RENEWED SAN SEBASTIAN GOLD MINE EXPLOITATION CONCESSION UNDER EL SALVADOR AGREEMENT NUMBER 591 DATED MAY 20, 2004 AND DELIVERED ON JUNE 4, 2004 (RENEWED SSGM) - APPROXIMATELY 1.2306 SQUARE KILOMETERS (304 ACRES) LOCATED IN THE DEPARTMENT OF LA UNION, EL SALVADOR, CENTRAL AMERICA

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987. On September 26, 2002, the Company filed this application. On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR). On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42. An inspection by the DHM was made. The Company then provided a bond which was subsequently renewed for a period of three years beginning on February 17, 2006; it was required by the DHM to protect third parties against any damage caused from the mining operations; it simultaneously paid the annual surface tax. On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003. On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years. This Renewed SSGM replaces the collateral that the same lenders held with the previous concession. On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP. This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)

Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter. (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending.

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

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.
This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration license for a period of four years with a right to request an additional four year extension. An important observation is that these mines form a belt of mineralization following a fault line from the SSGM to the Montemayor Mine for a distance of approximately five miles. Included in the Nueva Esparta are eight other formerly operated gold and silver mines known as: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joy a Mine and the Copetillo Mine.

EL SALVADOR MINERAL PRODUCTION FEES

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploitation more attractive. The principal change is that the fee payable to the GOES has been reduced to two percent of the gross gold and silver receipts.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company. The total lease payment for this nineteen-month period is $18,608.21. Reference is made to Exhibit 10.16 of the Company's Form 10-K for its fiscal year ended March 31, 2008, for a copy of this lease. The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


(5)  SYNOPSIS OF REAL ESTATE OWNERSHIP AND LEASES
-------------------------------------------------

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador. Other real estate ownership or leases in El Salvador are as follows: the Company, through its late President, owns approximately 63 acres at the Modesto Mine; and the Joint Venture leases the SCMP land and buildings on which its mill, plant and equipment are located. In addition, the Joint Venture from time to time has entered into term agreements with others to have access to other properties. Payment for these agreements is based on the production of gold payable in the form of royalties. The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------


                                       06/30/08      06/30/07
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $20,334,499   $17,098,714

Other

Short-term notes and accrued
interest (June 30, 2008, $204,423
and June 30, 2007, $182,764)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   339,423       332,764
                                      -----------   -----------
Total:                                $20,673,922   $17,431,478


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,392,765 at June 30, 2008 and 2007, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2008 and 2007:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $13,901,701 and $11,816,132 at June 30, 2008 and 2007, respectively; the interest for the quarter ended June 30, 2008 and 2007 was $547,420 and $465,556 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


The Company had borrowed an aggregate of $1,488,485 and $1,266,409 at June 30, 2008 and 2007, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the quarter ended June 30, 2008 and 2007 was $58,613 and $49,869 respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2008:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $3,401,649 and $2,821,701 at June 30, 2008 and 2007, respectively; the interest for the quarter ended June 30,
2008 and 2007 was $133,615 and $110,415 respectively.   The annual
interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2008 and 2007:

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,035,647 and $881,133 at June 30, 2008 and 2007,
respectively; the interest for the quarter ended June 30, 2008 and 2007 was $40,782 and $34,697 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $480,600 and $444,600 at June 30, 2008 and 2007, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $305,332 and $259,777 at June 30, 2008 and 2007, respectively; the interest for the quarter ended June 30, 2008 and 2007 was $12,023 and $10,229 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $466,582.50 for 2,073.70 hours of legal services rendered from July 1980 through June 30, 2008. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $184,031 and $53,563 at June 30, 2008 and 2007, respectively; the interest for the quarter ended June 30, 2008 and 2007 was $5,850 and $2,109 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $17,653 as of June 30, 2008, which bears interest at an annual rate of 16% payable monthly. The interest for the quarter ended June 30, 2008 was $695; the promissory note was issued in July of 2007, so there was no interest for the quarter ended June 30, 2007.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. All of the accrued amount due for Director fees during the fiscal year ended March 31, 2008 were exchanged for common stock in March of 2008. The accrued amount due for Director fees for the quarters ended June 30, 2008 and 2007 was $4,000 and $4,400 respectively. The other salary accruals as of June 30, 2008 are $102,595 compared to $132,053 for June 30, 2007.

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


(9)  INCOME TAXES
-----------------

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


                                                    March 31
                                                    --------
Deferred Tax Assets:                      2008    Rate      2007      Rate
                                          ----    ----      ----      ----
 Net Operating Loss Carry-forwards   $ 4,462,123   34%  $ 3,619,772    34%
Valuation Allowance for Deferred
 Tax Assets                           (4,462,123) (34%)  (3,619,772)  (34%)
                                     ------------ ----- ------------  -----
Net Deferred Tax Assets:             $         0    0   $         0     0


The components of current income tax expense as of March 31, 2008, 2007 and 2006 respectively are as follows:


                                         As of March 31
                                   2008          2007         2006
                                   ----          ----          ----
Current federal tax expense   $       0     $      0     $       0
Current state tax expense     $       0     $      0     $       0
Change in NOL benefits        $(842,351)    $(58,887)    $(646,200)*
Change in valuation allowance $ 842,351     $ 58,887     $ 646,200
Income tax expense            $       0     $      0     $      0

*The March 31, 2006 net operating tax loss includes $591,200 restatement from prior years.

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,715,869 and 28,433,596 shares were issued and outstanding as of June 30, 2008 and 2007. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2008 or 2007.

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

c.  STOCK OPTION ACTIVITY:


                                       06/30/08          06/30/07
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
                                  ======     ===     ======    ===

There were no stock options issued or outstanding as of June 30, 2008 or 2007.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of June 30, 2008, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)



f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares were issued during this first quarter, leaving a balance of 960,147 unissued Form S-8 common shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2008, 800,000 common shares remained in the account. During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of June 30, 2008.

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. There has been no amount accrued for litigation as of June 30, 2008 or June 30, 2007.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


When in production the Company sold its gold and silver to one customer. Given the marketability and liquidity of the precious metals being sold and because of the large pool of qualified buyers for gold and silver the Company believes that the loss of its customer could be quickly replaced without any adverse affect.

(13)  COMMITMENTS AND CONTINGENCIES
-----------------------------------

ENVIRONMENTAL COMPLIANCE

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities. The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment's office delivered to Commerce's El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador. The Company's El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment's office; a second letter was submitted by our legal counsel as the Minister of Environment's office requested a response to the first letter. As of October 28, 2006, no responses were received. The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.

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

CONFIRMATION AGREEMENTS WITH RELATED PARTIES

The Company, with Directors' approval, as of the end of each fiscal year, enters into confirmation agreements with Edward L. Machulak, as an individual, and not as a Director or Officer of the Company, the Edward
L. Machulak Rollover Individual Retirement Account, (Edward L. Machulak's Widow Sylvia Machulak will now act on his behalf), General Lumber & Supply Co., Inc., and Sylvia Machulak as an individual and for the Sylvia Machulak Rollover Individual Retirement Account, John E. and Susan R. Machulak, Edward A. Machulak and Circular Marketing, Inc. to acknowledge the amount due, the collateral pledged, and other pertinent facts and understandings between the parties as of the fiscal year end. These agreements are filed annually as exhibits to the SEC Form 10-K.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


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

The Company advances funds, allocates expenses, and charges for disbursements made to the Joint Venture. The Joint Venture in turn capitalizes all of these advances, allocations, expenses, and disbursements (excluding certain interest expense).

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

Company Net Advances to the Joint Venture during the fiscal quarter ended June 30, 2008

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $71,989,632   $51,633,430
 Advances during fiscal period ended June 30, 2008   1,180,191     1,630,054
                                                   -----------   -----------
  Total Company's net advances                      73,169,823    53,263,484
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of June 30, 2008           $73,760,088   $53,263,484

(14)  BUSINESS SEGMENTS
-----------------------

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)


The Company presently has two reportable segments:  mining and other.
The mining segment was engaged in the exploitation and exploration of precious metals. The production processing is temporarily suspended while the exploration continues. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 6/30/08
 Sales and revenues                 $         0          $       0
 Depreciation & amortization                  0                  0
 Operating income (loss)                      0           (845,138)
 Total assets                        20,662,867            241,186
 Capital expenditures                   145,026                  0

Fiscal period ended 6/30/07
  Sales and revenues                $         0          $       0
  Depreciation & amortization                 0                  0
  Operating income (loss)                     0           (725,670)
  Total assets                       19,993,534            268,800
  Capital expenditures                  138,518                  0



(15) QUARTERLY FINANCIAL DATA
-----------------------------

The following is a tabulation of the quarterly operating results for the quarters ended June 30, 2008 and 2007:

                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/09   Revenues     Net (Loss)    Income/(Loss)
-------------------------   --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $.03

                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/08   Revenues     Net (Loss)    Income/(Loss)
-------------------------   ---------    ----------   -----------------
First quarter 6/30/07          $0        $(725,670)         $.03

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008 (CONTINUED)



(16)  UNCERTAINTIES
-------------------

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

(17)  GOING CONCERN
-------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring net losses, negative working capital and negative cash flow from operations, and is dependent upon raising capital to continue operations. The Company's ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(18) UNAUDITED FINANCIAL STATEMENTS
-----------------------------------

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2008 and 2007. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW
--------

Today Commerce is a company with substantial gold and silver mineralized material and a great potential for locating and exploiting gold and silver ore reserves. The Company is in the precious metals exploration business with all of its mines presently located in the Republic of El Salvador, Central America. The Company's objective and goals are to increase shareholder value by finding a compatible acquisition, merger or other business arrangement by which gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) will be identified, developed and processed. Substantial capital expenditures are required to find, develop and process gold ore. The Company's geologists and engineers believe that it has potentially significant precious metal reserves which can be identified and developed by continuous and expanded exploration. The Company will strive to have its properties operated in an efficient manner to maximize the cash flow and earnings. The strategies to accomplish these goals include, whether by Commerce or through an arrangement with another respected company, commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, continuing the good relationship established over the past 38 years with its employees, continuing its relationship with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

On July 18, 2008 the Company entered into a non-binding letter of intent
for a proposed acquisition/merger with Voter Communications, Inc.   The
letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008.

Earlier in the year Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador. However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Country of El Salvador. Therefore, Commerce's directors and officers continue to seek a compatible financial or business arrangement.

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

All of the Company's mining interests are located in the Republic of El Salvador, Central America, in the Departments of La Union and Morazan. Our geologists have made the following estimates of mineralized material:

SSGM MINERALIZED MATERIAL

Gold Mineralized Material (06/30/08)                      Tons
                                                          ----
Mineralized virgin material
(includes 960,000 tons of dump material)               14,404,096
Stope fill (estimated)                                  1,000,000
Estimated other mineralized material and open pit     122,815,134
                                                      -----------
  Total estimated mineralized material                138,219,230

Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


                                                       Acres
                                                       -----
 Exploitation/Exploration      Department or     Exploi-  Explor-
    Concessions/Licenses         Location        tation   ation     Total
 ------------------------      -------------     ------   -------   -----
Renewed San Sebastian Gold Mine  La Union          304     1,394    1,698
New San Sebastian Gold Mine      La Union/Morazan          8,372    8,372
Nueva Esparta                    La Union/Morazan         11,115   11,115
                                                   ---    ------   ------
  Total Acreage                                    304    20,881   21,185

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

POTENTIAL RESERVES AND MINERALIZED MATERIAL
-------------------------------------------

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

There are a number of uncertainties inherent in estimating quantities of mineralized material, including many factors beyond the Company's control. Mineralized material estimates and estimates of gold content are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings. Additionally, declines in the market price of gold may render certain mineralized materials containing relatively lower grades of mineralization uneconomic to mine at this time. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect estimates of commercially useful mineralized material . The Company uses its mineralized material estimates and estimates of gold content in determining the unit basis for mine depreciation and amortization of closure costs. Changes in estimates could significantly affect these items.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

To resume the production of gold and silver
at its San Cristobal Mill and Plant using
its higher grade mineralized material, its
funding needs amount to                          U.S.  $4 million net

To set up an open-pit, heap-leach operation
at the San Sebastian Gold Mine site              U.S. $19 million net

For preliminary exploration for a part or
for all of the 10,000 acres of the New San
Sebastian Exploration License area
consisting of three former mine operations
up to                                            U.S. $ 2 million net

For preliminary exploration for a part or
for all of the 11,000 acres of the Nueva
Esparta Exploration License area consisting
of eight former mine operations up to            U.S. $ 2 million net

Contingent fund availability, inflation
costs and for accelerating the above
projects                                         U.S. $ 3 million net
                                                 ----------------------
Total                                            U.S. $30 million net

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)

All of the Company's mines are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office has issued the following three concessions/licenses:

1. On or about May 20, 2004, the Renewed San Sebastian Gold Mine Exploitation Concession (Renewed SSGM) was issued by the GOES for a period of 30 years. This gives the Company the right to extract and process mineralized material to produce gold and silver from the San Sebastian Gold Mine site. Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time. On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP. This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter. (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

The Company will endeavor to commence an open-pit, heap-leaching operation at the SSGM. It is necessary to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

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

The Company continues to be cognizant of its cash liquidity problem until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production. In order to continue obtaining funds to conduct the Joint Venture's exploration and proposed exploitation, development, and expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

On July 18, 2008 the Company entered into a non-binding letter of intent
for a proposed acquisition/merger with Voter Communications, Inc.   The
letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008.

Earlier in the year Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador. However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Country of El Salvador. Therefore, Commerce's directors and officers continue to seek a compatible financial or business arrangement.

During the past, the Joint Venture was engaged in exploration programs designed to locate and evaluate gold ore reserves. The prospects of locating and evaluating gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for substantial gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this fiscal period to maintain the SCMP and to continue exploration.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $   143,447   $   4,005   $    147,452
Accounts payable - Comseb                241,420       2,708        244,128
Notes payable and accrued interest    20,334,499     339,423     20,673,922
Accruals - salaries                    3,558,381                  3,558,381
Accruals - legal fees                    466,583                    466,583
Accruals - other - Commerce              484,600     433,281        917,881
                                     -----------    --------    -----------
  Total                              $25,228,930    $779,417    $26,008,347

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $845,138 or $.03 cents per share for its fiscal quarter ended June 30, 2008. This compares to a net loss of $725,670 or $.03 cents per share for the fiscal year ended June 30, 2007.

There was no current or deferred provision for income taxes during the fiscal quarter ended June 30, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended June 30, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $805,733 was recorded by the Company during this fiscal quarter compared to $679,461 for the same period in 2007, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes the costs and expenses (excluding certain interest expense) and will continue to do so until such time when it is in production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $725,670 or $.03 cents per share for its fiscal quarter ended June 30, 2007. This compares to a net loss of $609,362 or $.02 cents per share for the fiscal year ended June 30, 2006.

There was no current or deferred provision for income taxes during the fiscal quarter ended June 30, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended June 30, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $679,461 was recorded by the Company during this fiscal period compared to $568,783 for the same period in 2006, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture. The Joint Venture capitalizes the costs and expenses (excluding certain interest expense) and will continue to do so until such time when it is in production. At the time production commences, these capitalized costs will be charged as an expense based on a per unit basis. If the prospect of gold production becomes unlikely, all of these costs will be written off in the year that this occurs.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amor-tization determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; non monetary transactions; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate.

The financial statements for the first fiscal quarters ended June 30, 2008, 2007 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2008, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data, Note 2 in the Company's Form 10-K for its fiscal year ended March 31, 2008, for additional details.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


EMPLOYEES
---------

As of June 30, 2008, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration program; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El
Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict. Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required. However, as explained in this report, the Company was able to obtain a sum of funds to invest in the expansion and retrofitting of its SCMP and for the exploration of its other mining prospects. The decline in the Company's common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital. The Company believes that it will be able to obtain adequate financing to conduct its operations from the same sources as in the past. There are no assurances that funds will be avail-able, except at this time, there continues to be a greater world-wide interest in the ownership of gold. The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. At present, the Company's future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the London PM Fix gold price has fluctuated between a low of $342 per ounce in June 2003 and a high of over $1003 per ounce in June 2008. The Company expects gold to be its primary product in the future,

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2008.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. For more details, reference is made to page 12, "Environmental Matters."

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

Item 5.   Other Information

          None.

Item 6(a).  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit No.     Description of Exhibit
            ----------      ----------------------
               31.1*        Certification of President and Chief
                            Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


               31.2*        Certification of Vice President,
                            Treasurer and Chief Financial Officer
                            pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002


               32.1*        Certification of President and Chief
                            Executive Officer pursuant to 18 U.S.C.
                            Section 1350 as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002


               32.2* Certification of Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

            (b)  Reports on Form 8-K

                 On July 23, 2008, the Company filed a Securities and Exchange Commission Form 8-K disclosing that a non-binding letter of intent for a proposed acquisition/merger was entered into by and between the Company and Voter Communications, Inc. on July 18, 2008. The general terms and conditions were outlined in
                 Exhibit 99.1.

                 On July 24, 2008, the Company filed a Securities and Exchange Commission Form 8-K disclosing that a news release was issued on July 23, 2008 announcing that the Company signed a letter of intent to merge with Voter Communications, Inc.

                 On August 5, 2008, the Company filed a Securities and Exchange Commission Form 8-K disclosing that Manti Holdings LLC would not continue its efforts to enter into a transaction relating to the Company's San Sebastian Gold Mine in the Country of El Salvador and that the Company would continue to seek a suitable development partner or purchaser.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  August 15, 2008           /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer