Form 10-Q
period 2008-09-30
COMMERCE GROUP CORP /WI/
filed 2008-11-10
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 2008

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2008.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                 FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2008

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     09/30/08
                                    (Unaudited)           03/31/08
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $    11,338        $     1,308
 Other current assets                   233,977            233,977
 Accounts receivable - related          592,597            585,647
 Mining supplies                         39,562             39,562
 Prepaid items and deposits              15,671             14,932
                                    ------------       ------------
  Total current assets                  893,145            875,426

Property, plant and equipment, net    4,853,992          4,846,257
Mining resources investment          21,029,305         20,763,319
                                    ------------       ------------
  Total assets                      $26,776,442        $26,485,002
                                    ============       ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                   $    13,855        $     2,406
 Accounts payable - related             300,320            377,786
 Notes and accrued interest
  payable to related parties         21,359,876         19,433,730
 Notes and accrued interest
  payable to others                     344,868            334,038
 Accrued salaries                     3,602,631          3,514,131
 Accrued legal fees                     475,785            454,444
 Other accrued expenses - related       499,200            471,600
 Other accrued expenses - other         434,231            418,176
                                    ------------       ------------
  Total current liabilities          27,030,766         25,006,311
                                    ------------       ------------
  Total liabilities                 $27,030,766        $25,006,311
                                    ------------       ------------

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2008-none; 2007-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 9/30/2008 - 30,750,869               3,075,087
 3/31/2008 - 30,715,869                                  3,071,587
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (22,909,238)       (21,172,723)
                                    ------------       ------------
 Total shareholders' equity            (254,324)          1,478,691
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $26,776,442        $26,485,002
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)


                          Three Months Ended
                            Second Quarter             Six Months Ended
                         09/30/08     09/30/07      09/30/08      09/30/07
                        -----------  -----------  -----------   ------------
Revenues:               $        0   $        0   $         0   $         0

Expenses:
 General and
   administrative           40,080       42,613        79,485        88,822
                        -----------  -----------  ------------  ------------
 Total expenses             40,080       42,613        79,485        88,822

Net loss from operations   (40,080)     (42,613)      (79,485)      (88,822)
Other income                     0            0             0             0
Interest expense          (851,297)    (717,284)   (1,657,030)   (1,396,745)
                        -----------  -----------  ------------  ------------
Net loss before income
 taxes                    (891,377)    (759,897)   (1,736,515)   (1,485,567)
Income tax expense               0            0             0             0
                        -----------  -----------  ------------  ------------
Net loss                $ (891,377)  $ (759,897)  $(1,736,515)  $(1,485,567)
                        ===========  ===========  ============  ============
Net loss per share
 basic/diluted          $     (.03)  $     (.03)  $      (.06)  $      (.05)
                        ===========  ===========  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,719,790   28,230,586   30,723,711    28,233,455
                        ===========  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SECOND QUARTER SEPTEMBER 30, 2008



                                       Common Stock
                     -----------------------------------------------------

                                                    Capital in    Retained
                              Number of              Excess of    Earnings
                               Shares   Par Value    Par Value    (Deficit)
                            ----------  ----------  -----------  ------------

Balances March 31, 2006     25,116,016  $2,511,602  $19,376,974  $(15,503,704)

Net loss for fiscal year
 ended March 31, 2007                                            $ (2,616,821)

Common stock issued for:
 Dir./off./employee/services
  comp.                      1,107,580     110,758            0
 Payment of debt               750,000      75,000            0
 Cash                          805,000      80,500       64,580
                            ----------  ----------  -----------   ------------
Balances March 31, 2007     27,778,596  $2,777,860  $19,441,554  $(18,120,525)

Net loss for fiscal year
 ended March 31, 2008                                            $ (3,052,198)


Common stock issued for:
 Dir./off./employee/services
  comp.                        932,273      93,227      108,273
 Payment of debt                     0           0            0
 Cash                        2,005,000     200,500       30,000
                            ----------  ----------  -----------   ------------
Balances March 31, 2008     30,715,869  $3,071,587  $19,579,827  $(21,172,723)

Net loss for six months
 ended September 30, 2008                                          (1,736,515)

Common stock issued for:
 Dir./off./employee/services
  comp.                         35,000       3,500            0
 Payment of debt                     0           0            0
 Cash                                0           0            0
                            ----------  ----------  -----------   ------------
Balances September 30, 2008 30,750,869  $3,075,087  $19,579,827  $(22,909,238)
                            ==========  ==========  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                2008           2007
                                            ----------      ---------
OPERATING ACTIVITIES:
 Net loss                                  $(1,736,515)    $(1,485,567)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services rendered       3,500           3,000
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           (6,951)         31,359
 Decrease (increase) in prepaid
  items and deposits                              (738)          2,953
 Increase (decrease) in accounts
  payable and other accrued expenses           (66,017)         34,706
 Increase in accrued interest expense        1,657,030       1,396,745
 Increase (decrease) in accrued legal fees      21,341           2,509

 Net cash provided by (used in)            ------------     -----------
  operating activities                        (128,350)        (14,295)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment               (326,789)       (239,700)
                                            -----------      -----------
 Net cash used by investing activities        (326,789)       (239,700)

FINANCING ACTIVITIES:
 Increase (decrease) bank overdraft                             14,707
 Cash received, related party
  notes payable                                465,168          83,500
 Common stock issued for cash                        0         150,757
                                            -----------      ----------
Net cash provided by financing activities      465,168         248,964

Net increase (decrease) in cash and
 cash equivalents                               10,029          (5,031)
Cash - beg. of year                              1,308           5,031
                                            -----------       ---------
Cash - end of this period
 9/30/08 and 9/30/07                        $   11,338        $      0
                                            ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures of cash information:
---------------------------------------------

                                                      Year Ended
                                           Sept. 30, 2008     Sept. 30, 2007
                                           --------------     --------------
Cash information                           Shares    Amount   Shares   Amount
                                           ------    ------   ------   ------
1.  Interest expense paid in cash             -         -        -        -
2.  Income taxes paid                         -         -        -        -

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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


MINORITY INTEREST

During the second quarter periods ended September 30, 2008 and 2007, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of September 30, 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El
     Salvadoran Government and for other employee purposes.

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

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of September 30, 2008. The Directors approved the sale of these assets to the Rollover
     Individual Retirement Account of the late President of the Company at the Company's cost.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   --------   --------
    Accounts receivable                 $592,598   $      0   $592,598
    Accounts payable - related parties  $244,408   $ 69,768   $314,175

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

    The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $592,598 and that the Company owes Misanse $244,408 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)



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

LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of September 30, 2008.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)

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


                                      Net Loss       Shares         Per-Share
                                     (Numerator)  (Denominator)       Amount
                                     -----------  -------------     ---------
For the period ended Sept. 30, 2008:
 Basic EPS
  Net loss to common Shareholders    $(1,736,515)    30,723,711    $    (0.06)
                                     ============                  ===========
For the period ended Sept. 30, 2007:
 Basic EPS
  Net loss to common Shareholders    $(1,485,567)    28,233,455    $    (0.05)
                                     ============                  ===========

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


               September 30, 2008                  September 30, 2007
         -----------------------------        -----------------------------
                  Accumulated                          Accumulated
                    Depre-                                Depre-
         Cost      ciation         Net        Cost       ciation        Net
         ----     -----------      ---        ----     -----------      ---

Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $21,029,305 $         0  $21,029,305 $20,548,068 $         0  $20,548,068

Prop-
erty,
Plant
and
Equip-
ment    7,106,134  (2,252,143)   4,853,992   6,950,668  (2,252,143)   4,698,525
      ----------- ------------ ----------- ----------- ------------ -----------
      $28,135,439 $(2,252,143) $25,883,297 $27,498,736 $(2,252,143) $25,246,593
      =========== ============ =========== =========== ============ ===========

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

As of September 30, 2008 and 2007, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2008           2007
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87    $74,974,571   $67,209,564
The Company's initial investment in the
 Joint Venture                                  3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 53,372,269    49,259,371
                                             ------------   ------------
Total:                                       $135,363,200   $123,484,295
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $135,953,465   $124,075,560
                                             ============   ============

EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February
1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the effort to locate and evaluate the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP. The Joint Venture plans to resume its exploration and expansion program and to identify and develop gold ore reserves in the area surrounding the SSGM. Presently, it is completing the erection of its cone crushing system, performing minor rehabilitation repairs to its San Cristobal Mill and Plant, and performing exploration in targeted areas. On February 24, 2003, the Ministry of Economy's Director of El Salvador Department of Hydrocarbons and Mines (DHM) granted an exploration license referred to as the "New San Sebastian Exploration License" which area includes and encompasses the existing SSGM. Also the Company is currently in the process of exploring two of the formerly operated gold mines in this exploration area. On May 25, 2004, the Government of El Salvador (GOES) granted another exploration license which is referred to as the "Nueva Esparta" and includes eight formerly operated gold/silver mines.
Exploration has commenced on the Montemayor Mine, the La Joya Mine, the Tabanco Mine, the La Lola Mine, and other formerly operated mines included in this license.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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


                                       09/30/08      09/30/07
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $21,359,876   $17,866,687

Other

Short-term notes and accrued
interest (Sept. 30, 2008, $209,867
and Sept. 30, 2007, $188,208)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   344,867       323,208
                                      -----------   -----------
Total:                                $21,704,743   $18,189,895


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,434,015 at September 30, 2008 and 2007, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2008 and 2007:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $14,477,907 and $12,322,041 at September 30, 2008 and 2007, respectively;
the interest for the quarter ended September 30, 2008 and 2007 was $1,123,627 and $955,648 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


The Company had borrowed an aggregate of $1,550,180 and $1,318,900 at September 30, 2008 and 2007, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the quarter ended September 30, 2008 and 2007 was $120,309 and $102,359 respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2008:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $3,655,802 and $2,966,147 at September 30, 2008 and 2007, respectively; the interest for the quarter ended September 30, 2008 and 2007 was $274,878 and $228,032 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2008 and 2007:

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,078,574 and $917,655 at September 30, 2008 and 2007,
respectively; the interest for the quarter ended September 30, 2008 and 2007 was $83,708 and $71,219 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $489,600 and $453,600 at September 30, 2008 and 2007, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $317,987 and $270,555 at September 30, 2008 and 2007, respectively; the interest for the quarter ended September 30, 2008 and 2007 was $24,679 and $20,997 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $475,785 for 2,114.60 hours of legal services rendered from July 1980 through August 31, 2008. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $261,041 and $55,758 at September 30, 2008 and 2007, respectively; the interest for the quarter ended September 30, 2008 and 2007 was $14,859 and $4,305 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $18,385 and $15,642 at September 30, 2008 and 2007, respectively. The interest rate is 16% payable monthly. The interest for the quarter ended September 30, 2008 and 2007 was $1,427 and $642 respectively.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. All of the accrued amount due for Director fees during the fiscal year ended March 31, 2008 were exchanged for common stock in March of 2008. The accrued amount due for Director fees for the quarters ended September 30, 2008 and 2007 was $9,600 and $8,800 respectively.
The other salary accruals as of September 30, 2008 are $146,845 compared to $138,053 for September 30, 2007.

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 28,463,596 shares were issued and outstanding as of September 30, 2008 and 2007. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2008 or 2007.

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

c.  STOCK OPTION ACTIVITY:


                                       09/30/08          09/30/07
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
                                  ======     ===     ======    ===

There were no stock options issued or outstanding as of September 30, 2008 or 2007.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of September 30, 2008, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2008 (CONTINUED)



f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. A total of 35,000 shares were issued during this second quarter, leaving a balance of 925,147 unissued Form S-8 common shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2008, 800,000 common shares remained in the account. During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of September 30, 2008.

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. There has been no amount accrued for litigation as of September 30, 2008 or September 30, 2007.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


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

Company Net Advances to the Joint Venture during the fiscal quarter ended September 30, 2008

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $73,760,088   $53,263,484
 Advances during fiscal period ended Sept. 30, 2008  1,214,482     1,673,367
                                                   -----------   -----------
  Total Company's net advances                      74,974,571    54,936,851
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of Sept. 30, 2008          $75,564,836   $54,936,851

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)


The Company presently has two reportable segments:  mining and other.
The mining segment was engaged in the exploitation and exploration of precious metals. The production processing is temporarily suspended while the exploration continues. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 9/30/08
 Sales and revenues                 $         0          $         0
 Depreciation & amortization                  0                    0
 Operating income (loss)                      0           (1,736,515)
 Total assets                        20,787,259              242,047
 Capital expenditures                   273,722                    0

Fiscal period ended 9/30/07
  Sales and revenues                $         0          $         0
  Depreciation & amortization                 0                    0
  Operating income (loss)                     0           (1,485,567)
  Total assets                       20,298,347              249,720
  Capital expenditures                  294,074                    0



(15) QUARTERLY FINANCIAL DATA
-----------------------------

The following is a tabulation of the quarterly operating results for the quarters ended September 30, 2008 and 2007:

                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/09   Revenues     Net (Loss)    Income/(Loss)
-------------------------   --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $.03
Second quarter 9/30/08         $0        $(811,892)         $.03

                                                         Per Share
                            Operating                 Basic/Diluted Net
Fiscal year ended 3/31/08   Revenues     Net (Loss)    Income/(Loss)
-------------------------   ---------    ----------   -----------------
First quarter 6/30/07          $0        $(725,670)         $.03
Second quarter 9/30/07         $0        $(713,688)         $.03

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (CONTINUED)



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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2008 and 2007. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

SSGM MINERALIZED MATERIAL

Gold Mineralized Material (09/30/08)                      Tons
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

There are a number of uncertainties inherent in estimating quantities of mineralized material, including many factors beyond the Company's control. Mineralized material estimates and estimates of gold content are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings. Additionally, declines in the market price of gold may render certain mineralized materials containing relatively lower grades of mineralization uneconomic to mine at this time. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect estimates of commercially useful mineralized material. The Company uses its mineralized material estimates and estimates of gold content in determining the unit basis for mine depreciation and amortization of closure costs. Changes in estimates could significantly affect these items.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    57,871   $  11,147   $     69,019
Accounts payable - Comseb                242,449       2,708        245,157
Notes payable and accrued interest    21,359,876     344,867     21,704,743
Accruals - salaries                    3,602,631                  3,602,631
Accruals - legal fees                    475,785                    475,785
Accruals - other - Commerce              499,200     434,231        933,431
                                     -----------    --------    -----------
  Total                              $26,237,812    $792,954    $27,030,766

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007
----------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,736,515 or $.06 cents per share for its fiscal quarter ended September 30, 2008. This compares to a net loss of $1,485,567 or $.05 cents per share for the fiscal quarter ended September 30, 2007.

There was no current or deferred provision for income taxes during the fiscal quarter ended September 30, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended September 30, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,657,030 was recorded by the Company during this fiscal quarter compared to $1,396,745 for the same period in 2007, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006
----------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,485,567 or $.05 cents per share for its fiscal quarter ended September 30, 2007. This compares to a net loss of $1,253,924 or $.05 cents per share for the fiscal quarter ended September 30, 2006.

There was no current or deferred provision for income taxes during the fiscal quarter ended September 30, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended September 30, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,396,745 was recorded by the Company during this fiscal period compared to $1,168,827 for the same period in 2006, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate.

The financial statements for the second fiscal quarters ended September 30, 2008, 2007 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial
Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


EMPLOYEES
---------

As of September 30, 2008, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform its limited exploration program; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and continues to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El
Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. At present, the Company's future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years (September 30, 2003 to September 30, 2008), the London PM Fix gold price has fluctuated between a low of about $370 per ounce in October 2003 and a high of over $1011 per ounce in March 2008. The Company expects gold to be its primary product in the future,

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2008.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2008
                          PART II - OTHER INFORMATION


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

            (b)  Reports on Form 8-K

                 On August 22, 2008, the Company filed a Securities and Exchange Commission Form 8-K reporting that at the Company's Quarterly Board of Directors' Meeting held on August 20, 2008, Sylvia Machulak and Robert C. Skeen were appointed as Class I Directors to fill the two Director vacancies, and that they will be up for election at the Company's next annual shareholders' meeting.

                 On October 14, 2008, the Company filed a Securities and Exchange Commission Form 8-K reporting that the Directors agreed to postpone the Company's Annual Meeting of Shareholders which was scheduled to be held on Friday, December 19, 2008 at 2:00 p.m. at the Whitefish Bay Library Program Room in Whitefish Bay, Wisconsin. The meeting was postponed to give the Company additional time to develop and include a non-routine proposal to be presented to the shareholders and to nominate an additional Director for election.
                 The new date for the meeting and revised information will be disclosed in a definitive revised proxy statement as soon as it is available.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant/Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  November 10, 2008          /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer