Form 10-Q
period 2008-12-31
COMMERCE GROUP CORP /WI/
filed 2009-02-20
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 2008

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2008.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                 FOR THE THIRD QUARTER ENDED DECEMBER 31, 2008

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     12/31/08
                                    (Unaudited)           03/31/08
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $    46,087        $     1,308
 Other current assets                   233,977            233,977
 Accounts receivable - related          592,597            585,647
 Mining supplies                         39,562             39,562
 Prepaid items and deposits              14,797             14,932
                                    ------------       ------------
  Total current assets                  927,020            875,426

Property, plant and equipment, net    4,856,199          4,846,257
Mining resources investment          21,143,329         20,763,319
                                    ------------       ------------
  Total assets                      $26,926,548        $26,485,002
                                    ============       ============

                              LIABILITIES
                              -----------

Current liabilities
 Accounts payable                   $    19,304        $     2,406
 Accounts payable - related             271,703            377,786
 Notes and accrued interest
  payable to related parties         22,397,402         19,433,730
 Notes and accrued interest
  payable to others                     350,312            334,038
 Accrued salaries                     3,646,881          3,514,131
 Accrued legal fees                     478,789            454,444
 Other accrued expenses - related       509,800            471,600
 Other accrued expenses - other         433,325            418,176
                                    ------------       ------------
  Total current liabilities          28,107,515         25,006,311
                                    ------------       ------------
  Total liabilities                 $28,107,515        $25,006,311
                                    ------------       ------------

Commitments and contingencies
(Notes 2, 4, 5, 6, 7, 8, 10, 11, 12, 13 & 16)

                          SHAREHOLDERS' EQUITY
                          --------------------

Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2008-none; 2007-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 12/31/2008 - 30,750,869              3,075,087
  3/31/2008 - 30,715,869                                 3,071,587
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (23,835,881)       (21,172,723)
                                    ------------       ------------
 Total shareholders' equity          (1,180,967)          1,478,691
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $26,926,548         $26,485,002
                                    ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                          Three Months Ended
                             Third Quarter            Nine Months Ended
                         12/31/08     12/31/07      12/31/08      12/31/07
                        -----------  -----------  -----------   ------------
Revenues:               $        0   $        0   $         0   $         0

Expenses:
 General and
   administrative           31,501       48,904       110,986       137,726
                        -----------  -----------  ------------  ------------
 Total expenses             31,501       48,904       110,986       137,726

Net loss from operations   (31,501)     (48,904)     (110,986)     (137,726)
Other income                     0            0             0             0
Interest expense          (895,142)    (747,951)   (2,552,172)   (2,144,697)
                        -----------  -----------  ------------  ------------
Net loss before income
 taxes                    (926,643)    (796,855)   (2,663,158)   (2,282,423)
Income tax expense               0            0             0             0
                        -----------  -----------  ------------  ------------
Net loss                $ (926,643)  $ (796,855)  $(2,663,158)  $(2,282,423)
                        ===========  ===========  ============  ============
Net loss per share
 basic/diluted          $     (.03)  $     (.03)  $      (.09)  $      (.08)
                        ===========  ===========  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,721,097   28,254,572   30,723,711    28,302,545
                        ===========  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE THIRD QUARTER DECEMBER 31, 2008



                                       Common Stock
                     -----------------------------------------------------

                                                    Capital in    Retained
                              Number of              Excess of    Earnings
                               Shares   Par Value    Par Value    (Deficit)
                            ----------  ----------  -----------  ------------

Balances March 31, 2006     25,116,016  $2,511,602  $19,376,974  $(15,503,704)

Net loss for fiscal year
 ended March 31, 2007                                            $ (2,616,821)

Common stock issued for:
 Dir./off./employee/services
  comp.                      1,107,580     110,758            0
 Payment of debt               750,000      75,000            0
 Cash                          805,000      80,500       64,580
                            ----------  ----------  -----------   ------------
Balances March 31, 2007     27,778,596  $2,777,860  $19,441,554  $(18,120,525)

Net loss for fiscal year
 ended March 31, 2008                                            $ (3,052,198)


Common stock issued for:
 Dir./off./employee/services
  comp.                        932,273      93,227      108,273
 Payment of debt                     0           0            0
 Cash                        2,005,000     200,500       30,000
                            ----------  ----------  -----------   ------------
Balances March 31, 2008     30,715,869  $3,071,587  $19,579,827  $(21,172,723)

Net loss for nine months
 ended December 31, 2008                                           (2,663,158)

Common stock issued for:
 Dir./off./employee/services
  comp.                         35,000       3,500            0
 Payment of debt                     0           0            0
 Cash                                0           0            0
                            ----------  ----------  -----------   ------------
Balances December 31, 2008  30,750,869  $3,075,087  $19,579,827  $(23,835,881)
                            ==========  ==========  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)

                                                2008           2007
                                            ----------      ---------
OPERATING ACTIVITIES:
 Net loss                                  $(2,663,158)    $(2,282,423)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for services rendered       3,500           3,000
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets           (6,951)         40,577
 Decrease (increase) in prepaid
  items and deposits                               136           1,366
 Increase (decrease) in accounts
  payable and other accrued expenses           (89,185)        306,669
 Increase in accrued interest expense        2,552,172       2,144,697
 Increase (decrease) in accrued legal fees      24,345          31,669

 Net cash provided by (used in)            ------------     -----------
  operating activities                        (179,141)        245,555

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment               (461,058)       (396,567)
                                            -----------      -----------
 Net cash used by investing activities        (461,058)       (396,567)

FINANCING ACTIVITIES:
Cash received, related party
  notes payable                                684,978          16,274
 Common stock issued for cash                        0         168,500
                                            -----------      ----------
Net cash provided by financing activities      684,978         184,774

Net increase (decrease) in cash and
 cash equivalents                               44,779          33,762
Cash - beg. of year                              1,308           5,031
                                            -----------       ---------
Cash - end of this period
 12/31/08 and 12/31/07                      $   46,087        $ 38,793
                                            ===========       =========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures of cash information:
---------------------------------------------

                                                      Year Ended
                                            Dec. 31, 2008      Dec. 31, 2007
                                           --------------     --------------
Cash information                           Shares    Amount   Shares   Amount
                                           ------    ------   ------   ------
1.  Interest expense paid in cash             -         -        -        -
2.  Income taxes paid                         -         -        -        -

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2008

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------------------------------------

(a) Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company's wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires.
     In the past, gold bullion was produced (but not on a full production basis) in El Salvador and refined and sold in the United States. Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other licensed mining exploration areas neighboring the SSGM site. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending. All of the mining projects are located in the Republic of El Salvador, Central America. Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange
     (C9G).

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

     On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP. This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter. (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending. However, until these legal matters are resolved, the Company is unable to proceed with either exploration for gold or any production of gold.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

     On July 18, 2008 the Company entered into a non-binding letter of intent for a proposed acquisition/merger with Voter Communications, Inc. The letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008. Given the subsequent, unexpected downward trend in the primary and secondary public equity markets, the parties do not believe that it is feasible to pursue
     the objectives of the proposed merger at this time.   Based on this,
     Voter Communications, Inc. has arranged for alternative private equity financing to accomplish its business objectives in 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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


MINORITY INTEREST

During the third quarter periods ended December 31, 2008 and 2007, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

1. Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of December 31, 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El
     Salvadoran Government and for other employee purposes.

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

     Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of December 31, 2008. The Directors approved the sale of these assets to the Rollover
     Individual Retirement Account of the late President of the Company at the Company's cost.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


2. The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   --------   --------
    Accounts receivable                 $592,598   $      0   $592,598
    Accounts payable - related parties  $245,437   $ 45,570   $291,007

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

    The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $592,598 and that the Company owes Misanse $245,437 as Misanse is not consolidated with the Company's financial records. When gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)

DEFERRED MINING COST

The Company, in order to avoid expense and revenue unbalance, capitalizes all costs directly associated with acquisition, exploration and development of specific properties, until these properties are put into operation, sold or are abandoned (excluding certain interest expense). Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture capitalizes its costs and expenses (excluding certain interest expense) and will write off these cumulative costs on a units of production method at such time as it begins producing gold derived from the gold ore on a full production basis. If the prospect of gold production, due to different conditions and circumstances becomes unlikely, all of these costs may be written off in the year that this occurs.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)



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

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SGAS No. 162 on its financial position and results of operations.

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and
(b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

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

LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of December 31, 2008.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)

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


                                      Net Loss       Shares         Per-Share
                                     (Numerator)  (Denominator)       Amount
                                     -----------  -------------     ---------
For the period ended Dec. 31, 2008:
 Basic EPS
  Net loss to common Shareholders    $(2,663,158)    30,723,711    $    (0.09)
                                     ============                  ===========
For the period ended Dec. 31, 2007:
 Basic EPS
  Net loss to common Shareholders    $(2,282,423)    28,302,545    $    (0.08)
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:


               December 31, 2008                  December 31, 2007
         -----------------------------        -----------------------------
                  Accumulated                          Accumulated
                    Depre-                                Depre-
         Cost      ciation         Net        Cost       ciation        Net
         ----     -----------      ---        ----     -----------      ---

Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $21,143,329 $         0  $21,143,329 $20,733,411 $         0  $20,733,411

Prop-
erty,
Plant
and
Equip-
ment    7,108,342  (2,252,143)   4,856,199   6,953,097  (2,252,143)   4,700,954
      ----------- ------------ ----------- ----------- ------------ -----------
      $28,251,671 $(2,252,143) $25,999,528 $27,686,508 $(2,252,143) $25,434,365
      =========== ============ =========== =========== ============ ===========

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

As of December 31, 2008 and 2007, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2008           2007
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87    $76,684,138   $69,421,797
The Company's initial investment in the
 Joint Venture                                  3,508,180     3,508,180
Sanseb's investment in the Joint Venture        3,508,180     3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 54,229,294    50,458,961
                                             ------------   ------------
Total:                                       $137,929,792   $126,897,118
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $138,520,057   $127,487,383
                                             ============   ============

EXPLORATION ACTIVITY

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador. The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the effort to locate and evaluate the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM and to commence the production of gold and silver at its SCMP. The Joint Venture plans to resume its exploration and expansion program and to identify and develop gold ore reserves in the area surrounding the SSGM. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)

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

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New San Sebastian Exploration License, which covers an area of 41 square kilometers and includes approximately 1.2306 square kilometers of the Renewed SSGM Exploitation Concession. The New San Sebastian Exploration License is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America. On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003. The New SSGM provided that it may be extended for two two-year periods, or for a total of eight years. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's request for an extension of the exploration permit. The Company believes this notice is unwarranted and an appeal is pending.

NUEVA ESPARTA EXPLORATION LICENSE (NUEVA ESPARTA) UNDER EL SALVADOR RESOLUTION NO. 271 - APPROXIMATELY 45 SQUARE KILOMETERS (11,115 ACRES) LOCATED IN THE DEPARTMENTS OF LA UNION AND MORAZAN, EL SALVADOR, CENTRAL AMERICA

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.
This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America. On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration license for a period of four years with a right to request an additional four year extension. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permit at the Nueva Esparta area. The Company believes this notice is unwarranted and an appeal is pending.

EL SALVADOR MINERAL PRODUCTION FEES

As of July 2001, a series of revisions to the El Salvador Mining Law offer to make exploitation more attractive. The principal change is that the fee payable to the GOES has been reduced to two percent of the gross gold and silver receipts.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)


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

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company. The total lease payment for this nineteen-month period is $18,608.21. Reference is made to Exhibit 10.16 of the Company's Form 10-K for its fiscal year ended March 31, 2008, for a copy of this lease. The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008. Afterwards, the lease was renewed for an additional ninety days.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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


                                       12/31/08      12/31/07
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $22,397,402   $18,641,374

Other

Short-term notes and accrued
interest (Dec. 31, 2008, $215,312
and Dec. 31, 2007, $193,653)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   350,312       328,653
                                      -----------   -----------
Total:                                $22,747,714   $18,970,027


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,447,765 at December 31, 2008 and 2007, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $129,479 as of December 31, 2008.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2008 and 2007:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $15,062,791 and $12,828,420 at December 31, 2008 and 2007, respectively;
the interest for the quarter ended December 31, 2008 and 2007 was $599,883 and $510,663 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


The Company had borrowed an aggregate of $1,614,433 and $1,373,566 at December 31, 2008 and 2007, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the quarter ended December 31, 2008 and 2007 was $64,253 and $54,661 respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2008:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $3,870,671 and $3,102,097 at December 31, 2008 and 2007, respectively; the interest for the quarter ended December 31, 2008 and 2007 was $152,041 and $123,122 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2008 and 2007:

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,123,279 and $955,690 at December 31, 2008 and 2007,
respectively; the interest for the quarter ended December 31, 2008 and 2007 was $44,705 and $38,036 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $498,600 and $462,600 at December 31, 2008 and 2007, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $331,167 and $281,759 at December 31, 2008 and 2007, respectively; the interest for the quarter ended December 31, 2008 and 2007 was $13,180 and $11,214 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $478,788.75 for 2,127.95 hours of legal services rendered from July 1980 through December 31, 2008. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $375,914 and $83,552 at December 31, 2008 and 2007, respectively; the interest for the quarter ended December 31, 2008 and 2007 was $14,873 and $2,794 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $19,147 and $16,290 at December 31, 2008 and 2007, respectively. The interest rate is 16% payable monthly. The interest for the quarter ended December 31, 2008 and 2007 was $762 and $648 respectively.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees are $400 for each meeting. The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. All of the accrued amount due for Director fees during the fiscal year ended March 31, 2008 were exchanged for common stock in March of 2008. The accrued amount due for Director fees as of December 31, 2008 and 2007 was $11,200 and $11,600 respectively.
The other salary accruals as of December 31, 2008 are $61,616 compared to $135,053 for December 31, 2007.

(8)  COMMITMENTS
----------------

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

(10)  DESCRIPTION OF SECURITIES
-------------------------------

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 29,463,596 shares were issued and outstanding as of December 31, 2008 and 2007. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)


b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2008 or 2007.

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

c.  STOCK OPTION ACTIVITY:


                                       12/31/08          12/31/07
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
                                  ======     ===     ======    ===

There were no stock options issued or outstanding as of December 31, 2008 or 2007.

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

e.  SHARE LOANS - OTHERS

A series of borrowings of the Company's common shares were made from time to time under the provision that the owners would sell said shares as the Company's designee, with the proceeds payable to the Company. In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year. As of December 31, 2008, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 (CONTINUED)



f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.
No shares were issued during this third quarter, leaving a balance of 925,147 unissued Form S-8 common shares.

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA did not sell any of the shares issued to the CGCEBA during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2008, 800,000 common shares remained in the account. During this nine month period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of December 31, 2008.

(11)  LITIGATION
----------------

There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. There has been no amount accrued for litigation as of December 31, 2008 or December 31, 2007. Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.
The Company believes this notice is unwarranted and an appeal is pending.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)


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

Company Net Advances to the Joint Venture during the nine months ended December 31, 2008

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $75,564,836   $54,936,851
 Advances during the nine months ended Dec. 31, 2008 1,119,302     1,587,327
                                                   -----------   -----------
  Total Company's net advances                      76,684,138    56,524,178
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of Dec. 31, 2008           $77,274,403   $56,524,178

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)


The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploitation and exploration of precious metals. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Nine months ended 12/31/08
 Sales and revenues                 $         0          $         0
 Depreciation & amortization                  0                    0
 Operating income (loss)                      0           (2,663,158)
 Total assets                        20,873,206              270,123
 Capital expenditures                   389,953                    0

Nine months ended 12/31/07
  Sales and revenues                $         0          $         0
  Depreciation & amortization                 0                    0
  Operating income (loss)                     0           (2,282,423)
  Total assets                       20,467,135              266,276
  Capital expenditures                  481,846                    0



(15) QUARTERLY FINANCIAL DATA
-----------------------------

The following is a tabulation of the quarterly operating results for the quarters ended December 31, 2008 and 2007:

                                                         Per Share
                            Operating                 Basic/Diluted Net
Nine months ended 12/31/08   Revenues     Net (Loss)    Income/(Loss)
--------------------------   --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $.03
Second quarter 9/30/08         $0        $(891,377)         $.03
Third quarter 12/31/08         $0        $(926,643)         $.03

                                                          Per Share
                             Operating                 Basic/Diluted Net
Nine months ended 12/31/07   Revenues     Net (Loss)    Income/(Loss)
--------------------------   ---------    ----------   -----------------
First quarter 6/30/07          $0        $(725,670)         $.03
Second quarter 9/30/07         $0        $(759,898)         $.03
Third quarter 12/31/07         $0        $(796,855)         $.03

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2008 (CONTINUED)



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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2008 and 2007. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW
--------

Today Commerce is a company with substantial gold and silver mineralized material and a great potential for locating and exploiting gold and silver ore reserves. The Company is in the precious metals exploration business with all of its mines presently located in the Republic of El Salvador, Central America. The Company's objective and goals are to increase shareholder value by finding a compatible acquisition, merger or other business arrangement by which gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) will be identified, developed and processed. Substantial capital expenditures are required to find, develop and process gold ore. The Company's geologists and engineers believe that it has potentially significant precious metal reserves which can be identified and developed by continuous and expanded exploration. The strategies to accomplish these goals include, whether by Commerce or through an arrangement with another respected company, commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, continuing the good relationship established over the past 38 years with its employees, resolving its permit issues with the El Salvadoran Government, earning profits and respecting the citizens surrounding its mining properties.

On December 6, 2006, the Company's El Salvadoran legal counsel filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

On July 18, 2008 the Company entered into a non-binding letter of intent
for a proposed acquisition/merger with Voter Communications, Inc.   The
letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008. Given the subsequent, unexpected downward trend in the primary and secondary public equity markets, the parties do not believe that it is feasible to pursue the objectives of the proposed
merger at this time.   Based on this, Voter Communications, Inc. has
arranged for alternative private equity financing to accomplish its business objectives in 2009.

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

SSGM MINERALIZED MATERIAL

Gold Mineralized Material (12/31/08)                      Tons
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

*Legal appeals are currently pending with regard to the denial of the Company's exploration/exploitation concessions/licenses.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing the mineralized material. The Company is determined to find a business arrangement that will enable production to commence. It plans to joint venture, merge, be acquired or enter into a business combination that will benefit all parties concerned.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)

All of the Company's mines are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office has issued the following three concessions/licenses:

1. On or about May 20, 2004, the Renewed San Sebastian Gold Mine Exploitation Concession (Renewed SSGM) was issued by the GOES for a period of 30 years. This gave the Company the right to extract and process mineralized material to produce gold and silver from the San Sebastian Gold Mine site. Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time. On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP. This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter. (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending.

2. On or about February 27, 2003, the GOES granted to the Company the New San Sebastian Exploration License (New San Sebastian Exploration License) consisting of approximately 10,070 acres which encompass the Renewed SSGM Exploitation Concession. This license gave the right to exploration of the subsurface in this area. In this area there are three formerly operated mines: La Lola Mine, Santa Lucia Mine and Tabanco Mine. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

3. On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration License consisting of 11,115 acres of area to explore. This exploration license area abuts the New San Sebastian Exploration License area and it has eight formerly operated gold/silver mines: the Grande Mine, the Las Pinas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine. The Company did exploration work on the Montemayor Mine from 1995 - 1997. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

On July 18, 2008 the Company entered into a non-binding letter of intent
for a proposed acquisition/merger with Voter Communications, Inc.   The
letter of intent which discloses the general terms and conditions was attached as Exhibit 99.1 of the Form 8-K that the Company filed with the SEC on July 23, 2008. Given the subsequent, unexpected downward trend in the primary and secondary public equity markets, the parties do not believe that it is feasible to pursue the objectives of the proposed
merger at this time.   Based on this, Voter Communications, Inc. has
arranged for alternative private equity financing to accomplish its business objectives in 2009.

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

In the past, the Joint Venture was engaged in exploration programs designed to locate and evaluate gold ore reserves. The prospects of locating and evaluating gold reserves are positive. The Company believes that the past invested funds significantly contributed to the value of the SSGM and to the value of its other mining prospects as the results of the exploratory efforts evidence the potential for substantial gold ore reserves. The Company was unable to obtain sufficient funds during this fiscal year to complete the modification and expansion of the SCMP or for its open-pit, heap-leach operation. However, the Company did invest funds during this nine month period to maintain the SCMP and to continue exploration.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    28,225   $  16,596   $     44,821
Accounts payable - Comseb                243,477       2,708        246,185
Notes payable and accrued interest    22,397,402     350,312     22,747,714
Accruals - salaries                    3,646,881                  3,646,881
Accruals - legal fees                    478,789                    478,789
Accruals - other - Commerce              509,800     433,325        943,125
                                     -----------    --------    -----------
  Total                              $27,304,574    $802,941    $28,107,515

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
COMPARED TO DECEMBER 31, 2007
------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $926,643 or $.03 per share for its three months ended December 31, 2008. This compares to a net loss of $796,855 or $.03 per share for the three months ended December 31, 2007.

There was no current or deferred provision for income taxes during the three months ended December 31, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the three months ended December 31, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $895,142 was recorded by the Company during this three-month period compared to $747,951 for the same period in 2007, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007
--------------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $2,663,158 or $.09 per share for its nine months ended December 31, 2008. This compares to a net loss of $2,282,423 or $.08 per share for the nine months ended December 31, 2007.

There was no current or deferred provision for income taxes during the nine months ended December 31, 2008 or 2007. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the nine months ended December 31, 2008 or 2007. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $2,552,172 was recorded by the Company during this nine month period compared to $2,144,697 for the same period in 2007, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


underlying future cash flow estimates are subject to risks and uncertainties. Also, the occurrence of past market transactions does not mean that such comparable amounts would be applicable to the Company's situation. Any differences between significant assumptions and market conditions could have a material effect on the fair value estimate.

The financial statements for the third fiscal quarters ended December 31, 2008, 2007 and prior years reflect and include Commerce Group Corp.'s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis. Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company's advances included the interest earned on these advances in anticipation of the interest being reimbursed. Now these advances are restated and combined with the Company's Consolidated Financial Statements. Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting. At such time when the profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


The Company has temporarily suspended its gold processing until such time as it has obtained the necessary permission from MARN to proceed and has obtained adequate funds for the retrofitting, rehabilitation, restoration, overhauling, and most importantly for the expansion of the SCMP facilities. During the last two nine month periods, the price of gold has increased to a level to place the SCMP operation into a profitable position.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


EMPLOYEES
---------

As of December 31, 2008, the Joint Venture employed approximately 40 full-time persons in El Salvador to perform a limited exploration program; to complete the erection of the cone crushing system, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Also, the Company employs up to four persons, including part-time help, in the United States. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold and may continue to sell the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El
Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. At present, the Company's future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years (December 31, 2003 to December 31, 2008), the London PM Fix gold price has fluctuated between a low of about $375 per ounce in May of 2004 and a high of over $1011 per ounce in March 2008. The Company expects gold to be its primary product in the future,

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2008.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2008
                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. For more details, reference is made to page 12, "Environmental Matters." In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  February 20, 2009         /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer