Form 10-K
period 2009-03-31
COMMERCE GROUP CORP /WI/
filed 2009-08-14
CIK 109757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

The aggregate market value of the 19,505,778 registrant’s common shares held by nonaffiliates of the registrant based on the closing sale price of the OTC BB on July 24, 2009 was approximately $975,289.

At July 24, 2009 there were 30,750,869 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMMERCE GROUP CORP.

2009 FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended March 31, 2009

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

  4

Item 1A.

Risk Factors

15

Item 2.

Properties

16

Item 3.

Legal Proceedings

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

PART II

Item 5.

Market for the Company’s Common Stock and Related Stockholders’ Matters

29

Item 6.

Selected Financial Data

30

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

31

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

42

Item 8.

Financial Statements and Supplementary Data

44

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

77

Item 9(a).

Controls and Procedures

77

Item 9(b)

Other Information

79

PART III

Item 10.

Directors and Executive Officers of the Registrant

80

Item 11.

Executive Compensation

85

Item 12.

Security Ownership of Certain Beneficial Owners and Management

91

Item 13.

Certain Relationships and Related Transactions

92

Item 14.

Principal Accounting Fees and Services

95

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

97

Subsidiaries

Consent of Chisholm, Bierwolf, Nilson & Morrill, LLC

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

The matters discussed in this annual report on Form 10-K, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.  Such forward-looking statements include, among others, future expenditures, cash requirement predictions and the ability to finance continuing operations.  Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the factors described in this annual report on Form 10-K.   Many of these factors are beyond our ability to control or predict.  We disclaim any intent or obligation to update our forward-looking statements, either as a result of receiving new information, the occurrence of future events, or otherwise.

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

At the present time, Commerce is not in production and its permits from the Government of El Salvador to mine material, operate its mill facility and explore the concessions granted to it have been suspended.  Commerce is involved in legal proceedings challenging the actions of the Government of El Salvador.  Commerce’s current objectives are to restore its rights through the legal process, to restructure in order to obtain required financing, and to then continue with its plans to explore and to produce gold and silver.

Since the death of Commerce’s long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been trying to find a compatible acquisition, merger, or other business arrangement that would enable it to proceed with its plans.  On March 7, 2008, Commerce and Manti Holdings, LLC (Manti) entered into an agreement in which Manti was given an exclusive thirty-day option to conduct a review of Commerce’s San Sebastian property, with a view toward a pre-defined transaction.  The general terms of the understanding reached between Commerce and Manti were stated in Exhibit 99.1 of Commerce’s Form 8-K filed on March 11, 2008.  Since then, Manti decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Country of El Salvador.  Therefore, Commerce's directors and officers continue to seek a compatible financial or business arrangement.  Reference is made to Commerce’s Form 8-K filed on August 4, 2008.

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters since its inception has been based in Milwaukee, Wisconsin.  Commerce was organized in 1962 and its common shares have been publicly traded since 1968.  The Company’s shares have been trading on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB, on the Pink Sheets under the trade symbol of CGCO.PK, and on the Berlin-Bremen Stock Exchange under the trade symbol of C9G since October 2006.  The organizational chart on the following page reflects the mining organization in El Salvador as of March 31, 2009.

ORGANIZATIONAL FLOW CHART

COMMERCE GROUP CORP.
("the Company")
Wisconsin Corporation 9/14/62 merged into a Delaware Corporation 7/26/71 and on 4/1/99 merged into a Wisconsin Corporation
52%
Mineral San Sebastian S.A. de C.V.
("Misanse")
El Salvadoran Corporation formed 5/8/60 reinstated 1/25/75, reincorporated 10/22/93
82.5%
San Sebastian Gold Mines, Inc.
("Sanseb")
A Nevada Corporation formed 9/4/68
90%
10%
Commerce/Sanseb Joint Venture
("Comseb")
El Salvadoran mining operator formed 9/22/87
100%
San Cristobal Mill and Plant
("SCMP")
Gold processing plant
City of El Divisadero acquired on 2/23/93

7

Company’s Website

Commerce has a website located at http://www.commercegroupcorp.com.  This website can be used to access recent news releases, U.S. Securities and Exchange Commission filings, the Company’s Annual Report, Proxy Statement, Board Committee Charter, and other items of interest.  The contents of the Company’s website are not incorporated into this document.  The U.S. Securities and Exchange Commission filings, including supplemental schedules and exhibits can also be accessed free of charge through the U.S. Securities and Exchange Commission’s website at:  http://www.sec.gov.

Precious Metal Mining

Commerce’s ultimate objective is to enhance the value of its shares by locating, developing and producing gold and silver in the Republic of El Salvador.

Commerce does business in the Republic of El Salvador through a joint venture with San Sebastian Gold Mines, Inc., a Nevada corporation.  Commerce owns 82½% of the shares of San Sebastian Gold Mines, Inc., and owns a 90% interest in the joint venture. This joint venture was organized on September 22, 1987, and has been named the Commerce/Sanseb Joint Venture (“Joint Venture”).

In the past, Commerce produced gold and silver from material mined at the San Sebastian Gold Mine located near the city Santa Rosa de Lima. On July 23, 1987, Commerce secured the concession to operate at this 304-acre site from the El Salvadoran Department of Hydrocarbons and Mines.

In 1993, Commerce acquired a mill for processing gold and silver, known as the San Cristobal Mill and Plant.  This facility is located on the Pan American Highway west of the city of El Divisadero.  Commerce purchased the equipment on February 23, 1993 and signed a lease for the site on November 12, 1993.

On September 6, 2002, Commerce agreed to cancel the concession for the exploitation of the San Sebastian Gold Mine obtained on July 23, 1987, in exchange for a new concession.  On August 18, 2003 the El Salvadoran Ministry of Economy issued a twenty-year concession.  On May 20, 2004 the Government of El Salvador extended the exploitation concession at the San Sebastian Gold Mine for a period of thirty years.

Commerce applied for and received environmental permits to mine gold ore at the San Sebastian Gold Mine site, and process ore at the San Cristobal Mill and Plant.  On October 15, 2002, the El Salvador Ministry of Environment and Natural Resources (“MARN”) issued an environmental permit for the San Cristobal Mill and Plant.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the new San Sebastian Gold Mine exploitation concession.  Financial security bonds were submitted as required.

On March 3, 2003, the Government of El Salvador granted Commerce a new exploration license for a 41-square kilometer area (10,374 acres), which surrounded the site of the San Sebastian Gold Mine and included three other formerly-operated mines (the “New San Sebastian Exploration License”).

On May 25, 2004, the Government of El Salvador granted Commerce a new exploration license for an additional 45 square kilometers of area (11,115 acres) to the North of and abutting the New San Sebastian Exploration License area.  This new license area encompassed eight formerly-operated gold and silver mines (the “Nueva Esparta Exploration License”).

Then, on or about September 13, 2006, MARN notified Commerce that it revoked the environmental permits issued for the San Sebastian Gold Mine exploitation concession and the San Cristobal Mill and Plant, effectively terminating Commerce right to operate.  On October 10, 2006, Commerce applied to MARN for an environmental permit for its exploration of the New San Sebastian Exploration License and the Nueva Esparta License.  MARN did not respond to the request and on March 8, 2007, Commerce applied to the El Salvador Ministry of Economy for an extension of these exploration licenses.  On October 28, 2008, the Ministry of Economy denied Commerce’s application citing Commerce’s failure to secure an environment permit.

On December 6, 2006, Commerce’s legal counsel filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints challenging the government’s revocation of Commerce’s permits for the San Sebastian Gold Mine and the other for the San Cristobal Mill and Plant.  On January 20, 2009, Commerce’s legal counsel filed a challenge in the Courts to the government’s refusal to honor Commerce’s request to extend the New San Sebastian Exploration License and the Nueva Esparta License.  On March 17, 2009, Commerce delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009.

Operations

The Company is not producing gold or silver at the present time, and will not be able to continue in operation unless its permits are restored.

Commerce and San Sebastian Gold Mines, Inc. began producing gold at the San Sebastian Gold Mine site in 1968.  In February, 1978, they suspended operations because of the war in El Salvador.  The mill which had been constructed on site at the San Sebastian Gold Mine was destroyed during the war.  Commerce returned to the site in 1985, and obtained a concession to resume production in 1987.  In 1993, Commerce acquired the San Cristobal Mill and Plant, and from March 1995 through December 31, 1999   produced 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver at this facility, processing material from the San Sebastian Gold Mine.

From 2003 until about October 2008 when the Company was informed that extension of its exploration license would not be honored, the Company was performing limited exploration in the New San Sebastian Exploration and the Nueva Esparta Exploration License areas at the La Lola Mine, the Santa Lucia Mine, the Tabanco Mine, and the Montemayor Mine, and since 2005 until about October 2008 at the La Joya Mine.

Because the Company does not have a final feasibility study completed within the past five years, it cannot provide reserve estimates.

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

SSGM Joint Venture Arrangements

Commerce owns 82 1/2% of the authorized and issued common shares of San Sebastian Gold Mines, Inc. (“Sanseb”), a Nevada corporation formed on September 4, 1968.  Approximately 200 unrelated shareholders hold the balance of Sanseb’s shares.

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

The Joint Venture is registered as an operating entity to do business in the Republic of El Salvador, Central America.  The Joint Venture Agreement authorizes Commerce to execute agreements on behalf of the Joint Venture.

Organizational Structure

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and its Commerce/Sanseb Joint Venture, but it excludes its 52% ownership of Mineral San Sebastian S.A. de C.V.  Mineral San Sebastian, S.A. de C.V. (Misanse) is not included in the consolidated statements as the Company does not have corporate control of Misanse because the majority of Misanse's elected directors must be El Salvadoran shareholders.  Upon consolidation, all intercompany balances and transactions are eliminated.

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

World Gold Market Price, Customers and Competition

The price of gold and silver is unpredictable, volatile, and is affected by numerous factors beyond the Company’s control, including, but not limited to, expectations for inflation, the relative strength of the United States’ dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, and production costs in major gold-producing regions.  The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies.  The Company’s past practice has been to sell its gold and silver at the world market spot prices.  Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals.  There are many worldwide refiners and smelters available to refine these precious metals.  Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis.  When it was producing doré, the Company’s SCMP sold the doré to a refinery located in the United States.  During the past five years (March 31, 2004 to March 31, 2009) the London PM Fix gold price has fluctuated between a low of about $375 per ounce in May of 2004 and a high of over $1011 per ounce in March 2008.

At this time the Company believes that, due to its current financial capacity, it may not be a major gold producer based on the size of larger existing gold mining companies.  At this time the Company believes no single gold-producing company could have a large impact to offset either the price or supply of gold in the world market.  There are many mining entities in the world producing gold.  Many of these companies have substantially greater technical and financial resources and larger gold ore reserves than the Company.

The Company’s profitability and viability are dependent upon, not only the price of gold in the world market (which can be unstable), but also upon the political stability of El Salvador, the cooperation of the Government of El Salvador in issuing needed environmental and other permits, and the availability of adequate funding for the SSGM open-pit, heap-leaching operation and for the exploration projects.

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

The Company is required to maintain environmental permits to operate in El Salvador.  The issuance of these permits is under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation concession.  Financial security bond(s) were submitted as required. These permits were renewed for a three-year period with the issuance of Resolution No. 3026-003-2006 dated January 4, 2006.

On or about September 13, 2006, without any prior notice, the El Salvador Ministry of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of the MARN Resolution dated July 6, 2006 which included its San Sebastian Gold Mine Exploitation and San Cristobal Mill and Plant environmental permits.  These were the only permits of their kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel, after reviewing the two letters (one for the SSGM exploitation concession and the other for the SCMP), concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in a September 20, 2006 letter to the Ministry of Environment.

On or about December 6, 2006, the Company’s legal counsel filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints contesting the revocation of the environmental permits: one for the San Sebastian Gold Mine and the other for the San Cristobal Mill and Plant.  In these complaints the Company asserted:

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

2.

The U.S. Embassy in El Salvador can also be contacted at Final Boulevard Santa Elena, Antiguo Cuscatlán, La Libertad, telephone (011) 503-2501-2999 and fax (011) 503-2501-2150 or at its website:  http://sansalvador.usembassy.gov.

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

Land Acquisition, Development, Ownership and Real Estate Sales

The Company has suspended its activities in the business of real estate development conducted principally through its subsidiaries San Luis Estates, Inc. (“SLE”), a Colorado corporation, and Universal Developers, Inc. (“UDI”), a Wisconsin corporation.

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

The Company currently leases approximately 166 acres of real estate on which it has its SCMP.  These facilities are located on the Pan American Highway, near the City of El Divisadero.

The Company, through its late Chairman, owns approximately 63 acres of land on the Modesto Mine site which is located due north of the city of Paisnal and approximately 19 miles north of San Salvador, the capital city of El Salvador.  This real estate is pledged as collateral for funds advanced to the Company.  The Company also has permission from a number of property owners to explore, exploit and develop the Montemayor Mine in the Department of Morazan.

Reference is made to “Item 2.  Properties,” for additional information.

Homespan, the local real estate marketing subsidiary of the Company, is presently inactive.  It has no significant activity and is not material to the Company’s operation.

Employees

As of March 31, 2009, the Company and its wholly-owned subsidiaries employed approximately 25 to 30  full-time persons in El Salvador, which number may adjust seasonally.  None of the Company’s employees are covered by collective bargaining agreements.

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

The Company believes that the United States’ federal, state and local provisions regulating the discharge of materials into the environment should not have a substantial effect on the capital expenditures, earnings or competitive position of the Company or any of its majority-owned subsidiaries as the Company does not have any mining activity in the United States.

Item 1A.  Risk Factors

The Company’s right to explore for gold and silver and to conduct mining at its properties in El Salvador is dependent upon permission from the Government of El Salvador.    At the present time, the Government of El Salvador has for all intents and purposes, prohibited precious metal mining in the Republic of El Salvador.  The Company is unable to predict if and when this policy will change.  This has hampered not only mining activities, but also, the Company’s ability to find a suitable investment partner.

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  The Company is contesting these actions in legal proceedings, but there can be no assurances as to what the outcome will be.

In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company is contesting these actions in legal proceedings, but there can be no assurances as to what the outcome will be.

The Company’s main objective and plan has been to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to mine gold on its SSGM site.  Since the death of Commerce’s long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been directing most of its efforts toward finding a compatible acquisition, merger, or other business arrangement.  At the present time, the Company cannot proceed with its plans because the government of El Salvador has revoked the necessary permits.

If the Company’s permits to conduct mining activity are restored, the Company will need to raise adequate funds from outside sources for its proposed operations.  There have been and will be no revenues for so long as the Company is not in production.

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

1.

San Sebastian Gold Mine

Property Description	San Sebastian Gold Mine located two and one-half miles northwest of the city of Santa Rosa de Lima and the Pan American Highway
Nature of Interest	Mineral concession consisting of 100% ownership of the precious metals extracted from this mine. Environmental and exploration permits have been revoked but legal challenge is pending.
Date Interest was Acquired	1968
Cost of Interest	5% of the gross precious metal proceeds or $343 a month whichever is higher.
Amount of Funds to Make Property Operational	This is dependent on the scale of production that management decides to perform. The amount of investment could be from $5 million to $100 million.
Date Mine will be Operational	No estimate at this time.

2.

Modesto Mine

Property Description	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.
Nature of Interest	Land ownership through the Company’s late Chairman.
Date Interest was Acquired	September 1993
Cost of Interest	No cost for interest.
Amount of Funds to Make Property Operational	Not applicable.
Date Mine will be Operational	Not applicable.

3.

San Cristobal Mill and Plant

Property Description	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.
Nature of Interest	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador. Environmental permit has been revoked but legal challenge is pending.
Date Interest was Acquired	Equipment was acquired on February 23, 1993; lease was acquired on November 12, 1993.
Cost of Interest	Equipment purchased and extensive retrofitting was performed. The cost of the investment through March 31, 2009, including the crushing system located at the San Sebastian Gold Mine, is $7,203,820.
Amount of Funds to Make Property Operational

To expand the plant, including a crushing system to a capacity of 500 tons per day; an estimated sum of up to $4 million may be required, all dependent on whether new or used equipment will be purchased.

Date Plant will be Operational

Curbed production commenced March 1995; operations suspended on December 31, 1999.   At the present time, the Company has no permit to operate the plant and is considering whether to terminate the lease and liquidate the equipment.

4.

New San Sebastian Exploration License

Property Description	New San Sebastian Exploration License consisting of 41 square kilometers.
Nature of Interest	Exploration license issued by the Government of El Salvador, which has been revoked, but is the subject of legal proceedings.
Nature of Interest	Exploration license issued by the Government of El Salvador for the precious metals, which has been revoked, but is the subject of legal proceedings.
Date Interest was Acquired	February 2003
Cost of Interest	Undetermined until negotiated with the surface rights’ owners.
Amount of Funds to Make Property Operational	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.
Date Mine will be Operational	No estimate at this time.

5.

Nueva Esparta Exploration License

Property Description	Nueva Esparta Exploration License consisting of 45 square kilometers.
Nature of Interest	Exploration license issued by the Government of El Salvador, which has been revoked, but is the subject of legal proceedings.
Date Interest was Acquired	May 2004
Cost of Interest	Undetermined until negotiated with the surface rights’ owners.
Amount of Funds to Make Property Operational	Undetermined until preliminary exploration at an estimated cost of $2 million is completed.
Date Mine will be Operational	No estimate at this time.

El Salvador
Bañadero Mine
Carrizal Mine
Copetillo Mine
Grande Mine
La Joya Mine
La Lola Mine
Las Piñas Mine
Montemayor Mine
Oro Mine
Santa Lucia Mine
Tabanco Mine
Modesto Mine
San Cristobal Mill and Plant
San Sebastian Gold Mine
General Office
GUATEMALA
HONDURAS
Pacific Ocean
Pan American Highway
SAN SALVADOR
Santa Ana
San Miguel
Sonsonate
Acajutla
La Libertad
Usulután
Chalatenango
Sensuntepeque
San Vicente
Zacatecoluca
Embalse Cerrón Grande
Río Lempa
MEXICO
BELIZE
HONDURAS
NICARAGUA
GUATEMALA
EL SALVADOR
PANAMA
COSTA RICA

The San Sebastian Gold Mine

General Location and Accessibility

The SSGM is situated on a mountainous tract of land owned by Misanse in approximately 1,470 acres of explored and unexplored mining prospects.  The SSGM is located approximately three miles off of the Pan American Highway, northwest of the city of Santa Rosa de Lima in the Department of La Union, El Salvador. The tract is typical of the numerous volcanic mountains of the coastal range of southeastern El Salvador.  The topography is mountainous with elevations ranging from 300 to 1,500 feet above sea level. The mountain slopes are steep, the gulches are well defined, and the drainage is excellent.

There is good roadway access to the SSGM site.  The Pan American Highway is a four lane road and runs from the city of San Salvador to the Honduran border.  The city of Santa Rosa de Lima (approximately three miles from the SSGM) is one of the larger cities in the Eastern Zone.  The SSGM is approximately 30 miles from the city of San Miguel, which is El Salvador’s third largest city, and approximately 108 miles southeast of El Salvador’s capital city, San Salvador. SSGM is also approximately 26 miles from the city of La Union which has port and railroad facilities. Major United States’ commercial airlines provide daily scheduled flights to the Comalapa Airport which is located on the outskirts of the city of San Salvador.

Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.  The Company plans to develop reserves from mineralized material present at the SSGM.

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

Misanse Mineral Concession-Government of El Salvador

In El Salvador, the rights to minerals below the sub-surface are vested with the government.  The government through concessions grants mineral rights.  Reference is made to the exploration and exploitation maps included in this report.

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

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce’s El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  The Company is contesting these actions.

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

The third mine in this exploration area is the Santa Lucia Mine in which Mr. Humberto Perla developed a 100 meter wide underground vein.  This vein is the west continuation of the Granadilla and the Ano Nuevo veins located about two miles west of the SSGM property.

In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company is contesting these actions.

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

The El Banadero Mine is located near the Montemayor Mine.  When in production, most of the mineralized material processed at the Montemayor mill came from this area and the quality of the precious metals appeared to have the highest values.  The veins identified in the area are the Saravia, Borbollon, Caraguito 1 to 3, Eulalio and the Miserocordia.

At the La Joya Mine the Company, during previous exploration, discovered three parallel wide quartz veins averaging in width from six feet to 27 feet running northwest by southeast dipping at 42 degrees southwest.  More exploration will be concentrated in this tract.

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

The La Joya Mine is located in the Canton La Joya.  Records relating to activities were not preserved.  While exploring the region, the Company found three parallel wide quartz veins ranging from six to 25 feet running northwest to southeast for a distance of over one mile.  The grass roots exploration suggests that this is an area with great ore potential.

At this time there is no available information about the Oro Mine.  It is a short distance south of the Montemayor Mine.  This should be a good exploration target.

In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company is contesting these actions.

SSGM Current Status

The Company’s main objective and plan has been to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to mine gold on its SSGM site.  Since the death of Commerce’s long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been directing most of its efforts toward finding a compatible acquisition, merger, or other business arrangement.  At the present time, the Company cannot proceed with its plans because the government of El Salvador has revoked the necessary permits.

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

Modesto Mine Present Status

The Joint Venture suspended exploration activities at this site in July 1997 when the Government of El Salvador awarded the concession of the property to another mining company.  At the present time, the Government of El Salvador has suspended all mining in El Salvador.  If the policies of the Government of El Salvador change, the Company believes that it will be in a good position to explore and develop this mining property because the Company’s late Chairman owns the title to the property.

Montemayor Mine (“Montemayor”)

The Joint Venture has obtained permission from a number of property owners to enter their property for the purpose of exploring, exploiting and developing the property and then, if feasible, to mine and extract minerals from this property.  The Company believes that this real estate contains the “heart” of the mine.  Montemayor is located about six miles northwest of the SSGM and about two and one-half miles east of the city of San Francisco Gotera in the Department of Morazan, Republic of El Salvador.  Historical records evidence that the potential for the Montemayor to become an exploration and development silver-gold producing prospect is excellent.   The Company will not be able to develop this mine unless it obtain required permits from the Government of El Salvador.

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

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company.  The total lease payment for this nineteen-month period is $18,608.21.  Reference is made to Exhibit 10.16 of the Company’s Form 10-K for its fiscal year ended March 31, 2008, for a copy of this lease.  The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008, with an option to subsequently renew it for additional three-month periods.  The Company has chosen to exercise this option and has renewed the lease through June of 2009.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) has a capacity of processing up to 200 tons of virgin mineralized material per day.  The following units of operation are required: crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.  The Company had planned to overhaul the SCMP to give it a production capacity of up to 500 tons per day.

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

Because of the length of time that the permit status of the SCMP has gone unresolved, the Company is now contemplating terminating its lease for the SCMP and liquidating its equipment.

SCMP Project Operating Plan

Current and Anticipated Schedule

In the past, the Company made substantial improvements to the SCMP, and used the facility to process material from the SSGM from April 1, 1995 through December 31, 1999.  During this time, the gold mineralized material from the SSGM open-pit was loaded onto 20-25 ton dump trucks for transport to the SCMP.  Trucks then hauled the gold mineralized material on the Pan American Highway approximately 15 miles from the SSGM.  Mine employees were responsible for the mining activities including the determination of areas to be excavated, trucking and loading operations, head sampling and sample analysis.

The gold mineralized material was received at the SCMP where it was weighed, logged, and sampled.  Weighing was performed utilizing a conveyor belt scale and/or a truck scale located on the SCMP site. The excess gold mineralized material was then unloaded at the SCMP site and stockpiled in an area which was developed to allow storage of more than 50,000 tons.

Environmental Matters

Reference is made to San Sebastian Gold Mine “Environmental Matters.”  The same information applies.  On March 15, 2006, the Office of the El Salvadoran Ministry of Environment and Natural Resources (MARN) issued an environmental permit (Resolution 3026-003-2006) relative to the Renewed SSGM Exploitation Concession and the San Cristobal Mill and Plant.  On or about September 13, 2006, MARN revoked both permits.  For more details, reference is made to “Environmental Matters” and to Item 3.  Litigation.

The Joint Venture Laboratory

The Joint Venture has a laboratory located on real estate owned by the Company near the SSGM site.  A total of 78,441 samples of exploration fire assays were logged through 2004.  This total does not include the assays that were performed for production purposes.  Assay work has not been performed at the laboratories since 2004.

Corporate Headquarters

The Company leases approximately 4,032 square feet of office space for its corporate headquarters on the second floor of the building known as the General Lumber Building located at 6001 North 91st Street, Milwaukee, Wisconsin, at a monthly rental charge of $2,789 on a month-to-month basis.  The lessor is General Lumber & Supply Co., Inc. (“General Lumber”), a Wisconsin corporation.  The Company’s late President, Edward L. Machulak, owns 55% of the common stock of General Lumber. Edward L. Machulak disclaims any interest in the balance of General Lumber common stock which is owned by relatives, his wife, and a trust formed for the benefit of his children.  In addition, the Company shares proportionately any increase in real property taxes and any increase in general fire and extended coverage insurance on the property.  In lieu of cash payment, the Lessor has agreed to apply the monthly rental payments owed to the secured open-ended, on-demand promissory note(s) due to it.

Item 3.  Legal Proceedings

There is no pending litigation in the United States.  However, in the Republic of El Salvador, Central America, the Company’s El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  For more details, reference is made to “Environmental Matters.” Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.

On March 17, 2009, the Company’s attorneys delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR.  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2009.

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

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2009 and 2008, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2009.  The closing price on May 29, 2009 was $.175 a share.

For the period ended	March 31, 2009		March 31, 2008
	High	Low	High	Low
First quarter ending June 30	$0.32	$0.12	$0.40	$0.10
Second quarter ending September 30	$0.35	$0.05	$0.15	$0.09
Third quarter ending December 31	$0.10	$0.01	$0.30	$0.05
Fourth quarter ending March 31	$0.10	$0.03	$0.51	$0.16

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2009, the Company believes that the common shares were held by approximately 3,600 shareholders; it is estimated that over 95% are United States’ residents.

As of March 31, 2009, the Company’s transfer agent and registrar certified that there were 1,584 shareholders of record.  The number of shareholders of the Company who beneficially own shares in nominee or “street name” or through similar arrangements is estimated by the Company to be approximately 1,300.

As of March 31, 2009, there were issued and outstanding: (a) 30,750,869 shares of common stock; (b) no stock options were issued or outstanding to purchase common stock; and (c) no preferred shares or stock options are issued and outstanding.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available.  No dividends were payable during the last fiscal year ended March 31, 2009.  The declaration of future dividends will be determined by the Board of Directors in light of the Company’s earnings, cash requirements and other relevant considerations.

(e)  Issue of Securities to Directors and Officers

No shares were issued to the Company’s Directors or Officers during the fiscal year ended March 31, 2009.

Item 6.  Selected Financial Data

The following table presents certain selected financial information regarding the Company’s financial condition and results over the past five years:

	Year Ended March 31 -------------------------------------------------------------------------------------------
	2009	2008	2007 (Restated)	2006 (Restated)	2005 (Restated)
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Income (loss) from continuing operations	$(30,016,783)	$(3,052,198)	$(2,616,821)	$(2,209,424)	$(1,921,455)
Income (loss) from continuing operations per share:
Basic and diluted	$ (0.98)	$ (.011)	$ (.010)	$ (.09)	$ (.09)
Weighted average shares - basic and diluted	30,723,711	28,401,086	25,457,052	23,834,988	22,581,814
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital*1	$ 200,975	$ 545,618	$ 605,787	$ 798,753	$ 496,977
Total assets	$ 689,595	$26,485,002	$25,889,065	$25,236,806	$24,559,123
Short-term obligations*1	$ 29,224,187	$25,006,311	$21,790,176	$18,851,934	$16,178,620
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity (deficit)	$(28,534,592)	$ 1,478,691	$ 4,098,889	$ 6,384,872	$ 8,380,503

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for each of the three years ended March 31, 2009, 2008 and 2007 and the financial condition, liquidity and capital resources for March 31, 2009 and 2008.  The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

Today, Commerce is a company with great potential for developing gold and silver ore reserves.  The Company is in the precious metals exploration business with all of its mining interests presently located in the Republic of El Salvador, Central America.  The Company's objectives and goals are to increase shareholder value by finding a compatible acquisition, merger or other business arrangement by which gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) will be identified, developed and processed.  Substantial capital expenditures are required to find, develop and process gold ore.  The Company's geologists and engineers believe that it has potentially significant precious metal reserves, which can be identified and developed by continuous and expanded exploration.  The strategies to accomplish these goals include, whether by Commerce or through an arrangement with another respected company, resolving its permit issues with the El Salvadoran Government, commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, continuing the good relationship established over the past 39 years with its employees, earning profits and respecting the citizens surrounding its mining properties.

At the present time, the Government of El Salvador has for all intents and purposes, prohibited precious metal mining in the Republic of El Salvador.  The Company is unable to predict if and when this policy will change.  This has hampered not only mining activities, but also, the Company’s ability to find a suitable investment partner.  On March 7, 2008. Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador.  However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Republic of El Salvador.  The Company has invoked the legal process to challenge the actions taken by the Government of El Salvador against the Company.

If the Company succeeds in its legal challenges or the Government of El Salvador changes its policy, and the Company obtains the funds to do so, the Company intends to resume its activities in the Republic of El Salvador which are now suspended.  Primarily, the Company is determined to obtain the permissions needed from El Salvador and to enter into a business arrangement through which gold will be produced at an open-pit, heap-leach operation constructed on its San Sebastian Gold Mine site which is located approximately two and one half miles off of the Pan American highway northwest of the City of Santa Rosa de Lima in the Department of La Union, El Salvador.

Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains valid reserve estimates is not possible at this time.

In the past, the Company had the following exploitation/exploration licenses, and is pursuing legal remedies in an effort to reinstate the licenses:

The San Sebastian Gold Mine has four contiguous target areas in the 10,070 acre area (1,573 square miles):  the San Sebastian Gold Mine; the Cosiguina Hill; the San Juan Hill; and the El Salazar area.  Most of the exploration conducted in the past was on the San Sebastian Gold Mine, the Cosiguina Hill and the El Salazar area.  Very little exploration has been performed on the San Juan Hill.    A large part of the San Sebastian Exploration License area remains unexplored.  Also included in the New San Sebastian Exploration License area were four formerly-operated mines.  They are:  the San Sebastian Gold Mine; the La Lola Mine; the Tabanco Mine; and the Santa Lucia Mine.

The Nueva Esparta Exploration License area consisted of 11,115 acres (17.36 square miles) of land to explore.  Included in the exploration area were eight formerly-operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  At the La Joya – Montemayor Mine, the Company discovered a surface vein that is over one and one half miles in length and about five to over 30 feet in width.  This area is targeted to be one of the first areas to be drilled.

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

Potential Reserves and Mineralized Material

Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains reserves is not possible at this time.

The Company does believe that the property contains substantial quantities of  mineralized material containing gold and silver.  There are a number of uncertainties inherent in estimating quantities of mineralized material, however, including many factors beyond the Company’s control. Mineralized material estimates and estimates of gold content are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings.  Additionally, declines in the market price of gold may render certain mineralized materials containing relatively lower grades of mineralization uneconomic to mine.  Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect estimates of commercially useful mineralized material.

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

When the Company was in production certain estimates regarding this overall process were required for inventory accounting and reporting of gold estimates, the most significant of which were the amount and timing of gold to be recovered.  Although the Company could calculate with reasonable certainty the tonnage and grades of gold mineralized material placed under the mill process system and laboratory analysis, the recovery and timing factors are influenced by the grade of the mineralized material under leach and the particular mineralogy of a deposit being mined.  The Company’s estimates were based on laboratory leaching models, which approximated the recovery from gold mineralized material under leach.  From this data the Company estimated the amount of gold that could be recovered and the time it would take for recovery.  If and when the Company is in production, the Company will continually monitor the actual monthly and cumulative recovery from the carbon-in-leach process as a check against the laboratory models.

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing mineralized material.

The Company believes that at least $30 million (net) in funding is needed for the expansion of exploration opportunities and to resume production of gold and silver from its San Sebastian Gold Mine located near the City of Santa Rosa de Lima, Republic of El Salvador, Central America.  The Company expects that the $30 million would be used as follows:

To set up an open-pit, heap-leach operation at the San Sebastian Gold Mine site	U.S. $19 million net
For preliminary exploration for a part or for all of the 10,000 acres of the New San Sebastian Exploration License area consisting of three former mine operations	U.S. $2 million net
For preliminary exploration for a part or for all of the 11,000 acres of the Nueva Esparta Exploration License area consisting of eight former mine operations	U.S. $2 million net
Contingent fund availability, inflation costs and for accelerating the above projects	U.S. $7 million net
Total	U.S. $30 million net

All of the Company’s mining interests are located in the Republic of El Salvador, Central America.  The Government of El Salvador (GOES) via the Ministry of Economy’s office issued the following three concessions/licenses which have now been revoked or suspended:

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

2.

On or about February 27, 2003, the GOES granted to the Company the New San Sebastian Exploration License (New San Sebastian Exploration License) consisting of approximately 10,070 acres, which encompass the Renewed SSGM Exploitation Concession.  This license gave the right to exploration of the subsurface in this area.  In this area there are three formerly operated mines:  La Lola Mine, Santa Lucia Mine and Tabanco Mine.  In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.

3.

On May 25, 2004 the GOES granted to the Company the Nueva Esparta Exploration License consisting of 11,115 acres of area to explore.  This exploration license area abuts the New San Sebastian Exploration License area and it has eight formerly operated gold/silver mines:  the Grande Mine, the Las Piñas Mine, the Oro Mine, the Montemayor Mine, the Banadero Mine, the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  The Company did exploration work on the Montemayor Mine from 1995 - 1997.  In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.

The Company is a U.S. Wisconsin chartered corporation.  Its primary asset is the San Sebastian Gold Mine (SSGM).  The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period.  The Company became involved as an investor and then as a majority owner. Gold and silver was mined from mid-1972 through the first quarter of 1978.  Mining ceased due to the civil unrest in El Salvador.  A peace pact was entered into in December 1992 conditioned upon meeting the terms and conditions of this peace agreement during a three-year period.  Mining of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold (lowest price about $252) at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP).

Financing Activities, Liquidity and Capital Resources

If the Company’s permits to conduct mining activity are restored, the Company will need to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

The Company estimates that it will need U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation.  Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM.  The use of the $19,000,000 proceeds is expected to be as follows: $8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital.  The once depressed price of gold has substantially increased during the last two years.  The Company’s low common share market price is a major deterrent in raising cash for the Company’s programs.

The Company continues to be cognizant of its cash liquidity problem until it is able to produce adequate profits from its SSGM gold production.  It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production.  In order to continue obtaining funds to conduct the Joint Venture’s proposed exploration and exploitation, development, and expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

The Company continues to rely on its directors, officers, related parties and others for its funding needs.  It believes that the funding needed to proceed with the exploration of the other exploration targets for the purpose of identifying potential gold ore reserves will be greatly enhanced if the price of gold stays at the current or higher level.  These exploration programs will involve airborne geophysics, stream chemistry, geological mapping, trenching, drilling, etc.  The Joint Venture believes that it may be able to joint venture or enter into other business arrangements to share these exploration costs with other entities.

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

a.

A bond in an amount of $771.49 is required in connection with the environmental permit issued on October 15, 2002 under MARN Resolution No. 474-2002 for the San Cristobal Mill and Plant. This bond was originally issued on October 15, 2003 for a period of three years.  The environmental permit was revoked without notice, cause, or reason by MARN Resolution No. 3249-779-2006 dated July 5, 2006.  The notice was first delivered to the Company on or about September 13, 2006.  As a result of this revocation, the bond was returned in 2007.

b.

A bond in an amount of $14,428.68 is required in connection with the environmental permits issued on October 20, 2002 under MARN Resolution No. 493-2002 for the Renewed San Sebastian Gold Mine Exploitation concession.  This permit was renewed on March 15, 2006 for a term of three years and an audit by MARN was made.  The environmental permit was revalidated on June 23, 2006.  MARN delivered its revocation of the environmental permit, Resolution No. 3026-783-2006 dated July 6, 2006 on or about September 13, 2006.  As a result of this revocation, the bond was returned in 2007.

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

Results of Operation for the Fiscal Year Ended March 31, 2009 Compared to March 31, 2008

There are no revenues as the Company has had no gold production in the last year.  The Company recorded a net loss of $30,016,783 or $.98  per share for its fiscal year ended March 31, 2009.  This compares to a net loss of  $3,052,198 or $.11  cents per share for the fiscal year ended March 31, 2008.

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2009 or 2008.  Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2009 or 2008.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

Based on past experience, the costs for fuel will be a significant operating expense when production commences.  It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $3,467,800 was recorded by the Company during this fiscal period compared to $2,915,959 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture.  As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

Results of Operation for the Fiscal Year Ended March 31, 2008 Compared to March 31, 2007

There are no revenues as the Company has had no gold production in the last year.  The Company recorded a net loss of $3,052,198 or $.11  per share for its fiscal year ended March 31, 2008.  This compares to a net loss of  $2,616,821 or $.10  cents per share for the fiscal year ended March 31, 2007.

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

Based on past experience, the costs for fuel will be a significant operating expense when production commences.  It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

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

The financial statements for the fiscal years ended March 31, 2009, 2008 and prior years reflect and include Commerce Group Corp.’s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis.  Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company’s advances included the interest earned on these advances in anticipation of the interest being reimbursed.  Now these advances are restated and combined with the Company’s Consolidated Financial Statements.  Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting.  At such time, if ever, as profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2009, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged.  Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 2, for additional details.

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

The Company has suspended its gold processing until such time, if ever, as it has obtained the necessary permission from MARN.

The Company has a number of non-exclusive independent consulting agreements for the purpose of raising the sum of U.S. $30 million.  The funds are to be used to pursue reinstatement of permits, purchase and install equipment, perform site development, working capital for the SSGM open-pit, heap-leaching operation, and for continuing and expanding its exploration programs, if allowed by the Government of El Salvador.

Through December 1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin mineralized material it was excavating from its SSGM open pit.  The gold was processed at its SCMP facility, which is located approximately 15 miles from the SSGM site.  It has contemplated the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site.  The cone crushing system is being maintained at this site.  The Modesto Mine is inactive.  Most of the mining properties are located in the Departments of La Union and Morazan in the Republic of El Salvador, Central America.

The Joint Venture will continue its attempts to commence its processing of gold from the SSGM site.  Its objectives are to have an expanded complementary operation while continuing its endeavor to obtain sufficient funds for the SSGM open-pit, heap-leach operation.  The Company’s main objective and plan, through the Joint Venture, is to operate at the SSGM site, a moderate tonnage, low-grade, open-pit, heap-leaching, gold-producing mine.  It intends to commence this gold-mining operation as soon, if ever, as the necessary permission is obtained from MARN and adequate funding is in place, providing the gold price remains at or above the current price level.

The Company processed gold at the SSGM site from 1972-1978 and the Joint Venture processed gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals.  The Company’s revenues, profitability and cash flow are likely to be greatly influenced by the price of gold.  Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company’s control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions.  The combined effect of these and other factors is difficult, perhaps impossible to predict.  Should the market price of gold fall below the Company’s production costs and remain at such level for any sustained period, the Company, even if in production, could experience losses.

Employees

As of March 31, 2009, the Joint Venture employed approximately 25 to 30  full-time persons in El Salvador, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities.  None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.  Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

Related Party Loans, Obligations and Transactions

The related party transactions are included in detail in the Notes to the Consolidated Financial Statements.

Efforts to Obtain Capital

Since the concession/licenses were granted, and through the present time, substantial effort is exercised by the Directors and Officers in attempting to secure funding through various sources, all with the purpose to construct an open-pit heap-leach operation at the SSGM site, and to continue the exploration of its other El Salvadoran mining prospects.  In more than one instance, the Company has encountered difficulty in negotiating reasonable terms and conditions.

The Company, Sanseb, and the Joint Venture consider the past political situation in the Republic of El Salvador to have been unstable, and believe that the final peace declaration on December 16, 1992, has put an end to the conflict.  Even though many years have passed, the stigma of the past unfavorable political status in the Republic of El Salvador exists and therefore certain investors continue to be apprehensive to invest the funds required.  The decline in the Company’s common stock market price places the Company in a situation of substantially diluting its common shares in order to raise equity capital.  There are no assurances that funds will be available, except at this time, there continues to be a great world-wide interest in the ownership of gold.  The price of gold is at a favorable height which should encourage investors to invest in gold mining companies.

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

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions.  The issuances of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.  Reference is made to “Cash Deposits and Surety Bonds for an explanation of the lawsuit filed against the El Salvador Ministry of Environment for the revoking of the Company’s environmental license.  These permits have been revoked, and appeals are pending.

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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction.  At present, the Company’s future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver.  Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies.  During the past five years (March 31, 2004 to March 31, 2009) the London PM Fix gold price has fluctuated between a low of about $375 per ounce in May of 2004 and a high of over $1011 per ounce in March 2008.  The Company expects gold to be its primary product in the future, but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2008.

Foreign Currency

The price of gold is denominated in U.S. dollars, and the Company’s current gold production operations and significant properties are located in the Republic of El Salvador.  The Republic of El Salvador converted its money into the U.S. dollar system on January 12, 2001 therefore, the Republic of El Salvador’s national currency is the U.S. dollar.

Cautionary Statement For Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements contained in this report are forward-looking statements, such as estimates and statements that describe the Company’s future plans, objectives or goals, including words to the effect that the Company or management expect a stated condition or result to occur.  Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties.  Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as production at the Company’s mines, changes in operating costs, changes in general economic conditions and conditions in the financial markets, changes in demand and prices for the products the Company produces, litigation, legislative, environmental and other judicial, regulatory, political and competitive developments in areas in which the Company operates and technological and operational difficulties encountered in connection with mining.  Many of these factors are beyond the Company’s ability to control or predict.  The Company disclaims any intent or obligation to update its forward-looking statements, either as a result of receiving new information, the occurrence of future events, or otherwise.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

And Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm

45

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2009 and 2008

46

Consolidated Statements of Operations, Years Ended March 31, 2009, 2008 and 2007

47

Consolidated Statements of Changes in Shareholders’ (Deficit)

  Years Ended March 31, 2009, 2008 and 2007

48

Consolidated Statements of Cash Flows, Years Ended March 31, 2009, 2008 and 2007

49

Notes to Consolidated Financial Statements

50

Selected Quarterly Financial Data

76

Supplementary Financial Data:

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Commerce Group Corp.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (the Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

July 25, 2009

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Balance Sheets--March 31

2009	2008
ASSETS
Current assets
Cash	$ 38,827	$ 1,308
Other current assets	233,977	233,978
Accounts receivable – related, net of allowances	246,466	585,647
Supplies held for sale	39,562	39,562
Prepaid items and deposits	14,439	14,932
Total current assets	573,271	875,427

Property, plant and equipment, net	116,324	4,846,257
Mining resources investment	0	20,763,318
Total assets	$ 689,595	$26,485,002

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 16,659	$ 2,406
Accounts payable – related	274,344	377,786
Notes and accrued interest payable to related parties	23,390,532	19,433,730
Notes and accrued interest payable to others	355,638	334,038
Accrued salaries	3,704,881	3,514,131
Accrued legal fees	506,396	454,444
Other accrued expenses – related	528,400	471,600
Other accrued expenses – other	447,337	418,176
Total current liabilities	29,224,187	25,006,311
Total liabilities	29,224,187	25,006,311

Commitments and contingencies

Shareholders’ Equity (Deficit)
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2009-none; 2008-none	$ 0	$ 0

Common stock, $0.10 par value:
Authorized 50,000,000 shares;
Issued and outstanding:
2009 - 30,750,869	3,075,087
2008 - 30,715,869	3,071,587
Capital in excess of par value	19,579,827	19,579,827
Accumulated (deficit)	(51,189,506)	(21,172,723)
Total shareholders' equity (deficit)	(28,534,592)	1,478,691
Total liabilities and shareholders' equity (deficit)	$ 689,595	$ 26,485,002

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Operations

For the Years Ended March 31

	2009	2008	2007 (Restated)
Revenues:	$ 0	$ 0	$ 0

Expenses:
General and administrative	153,423	136,239	173,197
Bad debt expense	346,257	0	0
Impairment on mining resources investment	21,213,950	0	0
Impairment on property, plant and equipment	4,835,353	0	0
Total expenses	26,548,983	136,239	173,197

Net (loss) from operations	(26,548,983)	(136,239)	(173,197)

Other income (expense)
Interest expense	(3,467,800)	(2,915,959)	(2,443,624)
Total other income (expense)	(3,467,800)	(2,915,959)	(2,443,624)

Net (loss) before income taxes	(30,016,783)	(3,052,198)	(2,616,821)

Income tax expense	0	0	0

Net (loss)	$(30,016,783)	$(3,052,198)	$(2,616,821)

Net (loss) per share basic/diluted	$ (.98)	$ (.11)	$ (.10)

Weighted average basic/diluted common shares outstanding	30,723,711	28,401,086	25,457,052

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Changes in Shareholders’ (Deficit)

For the Years Ended March 31, 2009, 2008 and 2007

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated (Deficit)
Balances March 31, 2006	0	$ 0	25,116,016	$2,511,602	$19,376,974	$(15,503,704)

Net (loss) for fiscal year ended March 31, 2007						$ (2,616,821)

Common stock issued for:
Services			1,107,580	110,758	0
Payment of debt			750,000	75,000	0
Cash	________	________	805,000	80,500	64,580	__________
Balances March 31, 2007	0	$ 0	27,778,596	$2,777,860	$19,441,554	$(18,120,525)

Net (loss) for fiscal year ended March 31, 2008						$ (3,052,198)

Common stock issued for:
Services			932,273	93,227	108,273
Cash	________	________	2,005,000	200,500	30,000	__________
Balances March 31, 2008	0	$ 0	30,715,869	$3,071,587	$19,579,827	$(21,172,723)

Net (loss) for fiscal year ended March 31, 2009						$ (30,016,783)

Common stock issued for:
Services	________	________	35,000	3,500	0	___________
Balances March 31, 2009	0	$ 0	30,750,869	$3,075,087	$19,579,827	$(51,189,506)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Consolidated Statements of Cash Flows

For the Years Ended March 31

	2009	2008	2007 (Restated)
Operating activities:
Net (loss)	$(30,016,783)	$(3,052,198)	$(2,616,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	3,500	93,227	110,758
Bad debt expense	346,257	0	0
Loss on impairment on property, plant and equipment	4,729,933	0	0
Loss on impairment on mining resources investment	20,763,318	0	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other current assets/liabilities	(7,075)	39,854	(34,025)
Decrease (increase) in prepaid items and deposits	494	17,542	1,323
Increase (decrease) in accounts payable and other accrued expenses	(91,906)	12,268	50,573
Increase in accrued interest	3,467,800	2,915,959	2,443,624
Increase (decrease) in accrued legal fees	51,963	39,409	3,476
Increase (decrease) in accrued salaries	190,750	0	0
Increase (decrease) in other accruals – related	56,800	0	0
Increase (decrease) in other accruals	29,161	39,409	3,476
Net cash provided by (used in) operating activities	(475,798)	66,061	(41,092)

Investing activities:
Investment in mining resources and property, plant and equipment	0	(700,201)	(444,762)
Net cash used by investing activities	0	(700,201)	(444,762)

Financing activities:
Cash received, related party notes payable	513,317	429,917	314,502
Common stock issued for cash	0	200,500	145,080
Net cash provided by financing activities	513,317	630,417	459,582

Net increase (decrease) in cash and cash equivalents	37,519	(3,723)	(26,272)
Cash - beg. of year	1,308	5,031	31,303
Cash - end of year	$ 38,827	$ 1,308	$ 5,031

Supplemental disclosures of cash information:

	Year Ended
	March 31, 2009		March 31, 2008		March 31, 2007
A. Cash information	Shares	Amount	Shares	Amount	Shares	Amount
1. Interest expense paid in cash		-		-		-
2. Income taxes paid		-		-		-
B. Non cash investing and financing
Common stock issued for:
1. Director fees, officer compensation, employee benefits and services	35,000	$ 3,500	932,273	$ 93,227	1,107,580	$ 110,759
2. Reducing related party notes payable	-	-	-	-	750,000	$ 75,000

The accompanying notes are an integral part of these consolidated financial statements

.COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE

Notes to the Consolidated Financial Statements

March 31, 2009

(1)  The Company and Basis of Presentation of Financial Statements

(a)

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company's wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires.  In the past, gold bullion was produced (but not on a full production basis) in El Salvador and refined and sold in the United States.  Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other previously licensed mining exploration areas neighboring the SSGM site. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.  All of the mining projects are located in the Republic of El Salvador,  Central America.  Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink Sheets (CGCO.PK), and on the Berlin-Bremen Stock Exchange (C9G).

As of March 31, 2000 the Joint Venture had suspended the San Cristobal Mill and Plant ("SCMP") operations (operations ceased on December 31, 1999).

On March 3, 2003, the Company received an exploration license from the Government of El Salvador (GOES) dated February 24, 2003, for the exploration of minerals in an area encompassing the SSGM, consisting of 40.77 square kilometers (10,070 acres).  This expanded area provided the Company with an opportunity to locate and evaluate gold and silver ore reserves. Included in this area are three formerly-operated gold and silver mines:  the La Lola Mine, the Santa Lucia Mine and the Tabanco Mine.  Thus far, from the exploration performed, the results and findings are very encouraging  to continue forward with the expansion of the exploration.

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

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP.  This Company's legal counsel on December 6, 2006, filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints relating to this matter.  (See the Company's discussion in the section entitled "Environmental Matters.") These legal proceedings are pending.  However, until these legal matters are resolved, the Company is unable to proceed with either exploration for gold or any production of gold.  Considering the length of time the permit for the San Cristobal Mill and Plant has been revoked, the Company is considering terminating its lease and liquidating the equipment.

The Company continues to be cognizant of its cash needs until such time as it is able to produce adequate profits from its SSGM gold production.  It will continue its attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into an open-pit, heap-leach production, if permitted by the Government of El Salvador. In order to continue to follow its goal to conduct the Joint Venture's exploration, exploitation, development expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources.  The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merger, or by developing an acceptable, creative form of a business combination.

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

On March 7, 2008, Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador.  However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Country of El Salvador.  Therefore, Commerce's directors and officers continue to seek a compatible financial or business arrangement.

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

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

Minority Interest

During the twelve-months ended March 31, 2009 and 2008, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

Other Current Assets

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of March 31, 2009 and 2008.  The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

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

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of March 31, 2009 and 2008.  The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the late President of the Company at the Company’s cost.  The sale has not yet occurred.

Accounts Receivable - Related

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company.  These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable.  An accounting is as follows:

	Misanse	Others	Total
Accounts receivable	$246,466	$ 0	$246,466
Accounts payable	$246,466	$ 44,537	$291,003

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

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $592,723 and that the Company owes Misanse $246,466 as Misanse is not consolidated with the Company's financial records.  If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts and left a balance of $246,466 in accounts receivable.

More disclosure regarding the revocation of the mining permits and related issues can be found in the “Impairment of Long-Lived Assets” note that follows.

Supplies Held for Sale

Supplies held for sale consist of consumable items used in processing mineralized material, which are stated at the average cost.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Mining Resources Investment

The Company, in order to avoid expense and revenue unbalance expenses all costs directly associated with acquisition, exploration and development of specific properties.  Gains or losses resulting from the sale or abandonment of mining properties will be included in operations.  The Joint Venture expenses its costs.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value.  Mining properties, development costs and plant and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to ten years.  Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases.  Replacements and major improvements are capitalized.  Maintenance and repairs will be charged to expense based on average estimated equipment usage.  Interest costs incurred in the construction or acquisition of property, plant, and equipment are expensed when incurred.

Impairments of Long-Lived Assets

The Company evaluates the carrying value of the unamortized balances of long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made, in accordance with Statement of Financial Accounting Standards No. 144,” Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Those long-lived assets include the mine development, mineral interest, mining properties, and property, plant and equipment. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each asset.  If management’s evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R").  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for the Company for its fiscal year ended January 1, 2009, and is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for the Company for its fiscal year ended March 31, 2010, and is not expected to have a material effect on its consolidated financial statements.

During March 2008 the FASB issued Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("FAS No. 161").  FAS No. 161 enhances the disclosure requirements under FAS No. 133 pertaining to how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under FAS No. 133, and how derivative instruments and related hedge items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 (fiscal year 2009 for the Company). This disclosure is not expected to have a material effect on the Company's consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FASB Staff Position No. FAS 107-1 and APB 28-1 will have on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS 165 is effective for interim and fiscal periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.   The Company is  currently evaluating the impact that the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). FAS 168 replaces FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” FAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 168 is effective for interim and fiscal periods ending after September 15, 2009.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries (See note 9).  The Joint Venture files a U.S. partnership return.

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of March 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.

Loss Per Common Share

The Company has in the past years reported its “Earnings per Share” (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128).  As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share.  Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator).  The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of March 31, 2007, 2008 and 2009.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.  The number of shares that could be issued according to note 10 stock rights, but are not included in fully diluted EPS due to antidilutive effect are as follows:  19,276,289, 21,598,914 and 24,542,948 for the fiscal periods ended March 31, 2009, 2008 and 2007 respectively.  Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively.  Therefore, there is no difference in the loss or the number of basic or diluted shares.

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

   Net Loss

      Shares

Per-Share

(Numerator)

(Denominator)

  Amount

For the year ended March 31, 2009:

  Basic and diluted EPS

    Net loss to common Shareholders

$(30,016,783)

  30,723,711

$

(0.98)

For the year ended March 31, 2008:

  Basic and diluted EPS

    Net loss to common Shareholders

$  (3,052,198)

  28,401,086

$

(0.11)

For the year ended March 31, 2007:

  Basic and diluted EPS

    Net loss to common Shareholders

$  (2,616,821)

  25,457,052

$

(0.10)

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

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

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

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

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

As of March 31, 2009 and 2008, the Company, Sanseb and three of the Company’s subsidiaries have invested (including carrying costs) the following in its Joint Venture:

Exploration Activity

The Company had no significant activity at the SSGM site from February 1978 through January 1987 due to the civil unrest in El Salvador.  The present status is that, the Company, since January 1987, and thereafter, the Joint Venture, since September 1987, have completed certain of the required mining pre-production preliminary stages in the effort to locate and evaluate the minable and proven gold ore reserve area, and the Company is active in attempting to obtain adequate financing at acceptable terms and conditions for the proposed open-pit, heap-leaching operations at the SSGM.  The Joint Venture plans to resume its exploration and expansion program and to identify and develop gold ore reserves in the area surrounding the SSGM, if permitted to do so by the Government of El Salvador and if the necessary financing is obtained.  In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.

Mineral San Sebastian S.A. de C.V. (“Misanse”)

(a)  Misanse Corporate Structure

The SSGM real estate is owned by and leased to the Joint Venture by Misanse, a Salvadoran-chartered corporation.  The Company owns 52% of the total of Misanse’s issued and outstanding common shares.  Approximately 100 El Salvador, Central American, and United States’ citizens own the balance.

(b)  SSGM Mining Lease

On January 14, 2003, the Company entered into an amended and renewed 30-year lease agreement with Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) pursuant to the approval of the Misanse shareholders and Misanse directors at a meeting held on January 12, 2003.  The renewed lease is for a period of thirty (30) years commencing on the date that the Company received its Renewed San Sebastian Gold Mine Exploitation Concession, hereinafter identified as the "Renewed SSGM," from the DHM.  The lease is automatically extendible for one or more equal periods.  The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, if any; however, the payment will not be less than $343.00 per month.  The Company has the right to assign this lease without prior notice or permission from Misanse.  This lease is pledged as collateral for loans made by related parties (Notes 6 and 7).

(c)  One Exploitation and Two Exploration Mineral Concessions/Licenses issued by the Government of El Salvador

Renewed San Sebastian Gold Mine Exploitation Concession under El Salvador Agreement Number 591 dated May 20, 2004 and delivered on June 4, 2004 (Renewed SSGM) - approximately 1.2306 square kilometers (304 acres) located in the Department of La Union, El Salvador, Central America

On September 6, 2002, at a meeting held with the El Salvadoran Minister of Economy and the DHM, it was agreed to submit an application for the Renewed SSGM for a 30-year term and to simultaneously cancel the concession obtained on July 23, 1987.  On September 26, 2002, the Company filed this application.  On February 28, 2003 (received March 3, 2003) the DHM admitted to the receipt of the application and the Company proceeded to file public notices as required by Article 40 of the El Salvadoran Mining Law and its Reform (MLIR).  On April 16, 2003, the Company's El Salvadoran legal counsel filed with the DHM notice that it believed that it complied with the requirements of Article 40, and that there were no objections; and requested that the DHM make its inspection as required by MLIR Article 42.  An inspection by the DHM was made.  The Company then provided a bond which was subsequently renewed for a period of three years beginning on February 17, 2006; it was required by the DHM to protect third parties against any damage caused from the mining operations; it simultaneously paid the annual surface tax.  On August 29, 2003 the Office of the Ministry of Economy formally presented the Company with a twenty-year Renewed SSGM which was dated August 18, 2003.  On May 20, 2004 (delivered June 4, 2004) the Government of El Salvador under this Agreement Number 591 extended the exploitation concession for a period of thirty (30) years.  This Renewed SSGM replaced the collateral that the same lenders held with the previous concession.  On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM exploitation concession and the SCMP.  This Company is contesting these actions.

New SSGM Exploration License under El Salvador Resolution Number 27 (New SSGM) - approximately 40.7694 square kilometers (10,070 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On October 20, 2002, the Company applied to the Government of El Salvador through the DHM for the New San Sebastian Exploration License, which covered an area of 41 square kilometers and included approximately 1.2306 square kilometers of the Renewed SSGM Exploitation Concession.  The New San Sebastian Exploration License is in the jurisdiction of the City of Santa Rosa de Lima in the Department of La Union and in the Nueva Esparta in the Department of Morazan, Republic of El Salvador, Central America.  On February 24, 2003, the DHM issued the New SSGM for a period of four years starting from the date following the notification of this resolution which was received on March 3, 2003.  The New SSGM provided that it may be extended for two two-year periods, or for a total of eight years.  In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's request for an extension of the exploration permit.  The Company is contesting these actions.

Nueva Esparta Exploration License (Nueva Esparta) under El Salvador Resolution No. 271 - approximately 45 square kilometers (11,115 acres) located in the Departments of La Union and Morazan, El Salvador, Central America

On or about October 20, 2002, the Company filed an application with the Government of El Salvador through the DHM for the Nueva Esparta, which consists of 45 square kilometers north and adjacent to the New SSGM.  This rectangular area is in the Departments of La Union (east) and Morazan (west) and in the jurisdiction of the City of Santa Rosa de Lima, El Salvador, Central America.  On May 25, 2004 (received June 4, 2004) the Government of El Salvador under Resolution Number 271 issued the exploration license for a period of four years with a right to request an additional four year extension.  In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permit at the Nueva Esparta area.  The Company is contesting these actions.

El Salvador Mineral Production Fees

As of July 2001, a series of revisions to the El Salvador Mining Law offered to make exploitation more attractive.  The principal change was that  the fee payable to the GOES was reduced to two percent of the gross gold and silver receipts.

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

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain's review, was executed by and between Corsain and the Company.  This lease was retroactive to November 12, 2003 and the monthly lease payments were $1,418.51 plus the El Salvadoran added value tax.  The lease is subject to an annual increase based on the U.S. annual inflationary rate adjustments, and is in the process of being renewed.

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company.  The total lease payment for this nineteen-month period is $18,608.21.  Reference is made to Exhibit 10.16 of the Company's Form 10-K for its fiscal year ended March 31, 2008, for a copy of this lease.  The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008, with an option to subsequently renew it for additional three-month periods.  The Company has chosen to exercise this option and has renewed the lease through June of 2009.

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

Because of the length of time that the permit status of the SCMP has gone unresolved, the Company is now contemplating terminating its lease for the SCMP and liquidating its equipment.

Modesto Mine

Real Estate

The Company, through its late Chairman, owns 63 acres of land which are a key part of the Modesto Mine that is located near the city of El Paisnal, El Salvador.  This real estate is subject to a mortgage and promissory note and is pledged as collateral to certain parties described in Notes 6 and 7.

Montemayor Mine

The Joint Venture has obtained permission from a number of property owners to enter their property for the purpose of exploring, exploiting and developing the property and then if feasible to mine and extract minerals from this property.  This property is located six miles northwest of the SSGM, and about two miles east of the city of San Francisco Gotera in the Department of Morazan, El Salvador.

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

(6)  Notes Payable and Accrued Interest

	03/31/09	03/31/08
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the Misanse lease, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)	$23,390,532	$19,433,730
Other Short-term notes and accrued interest (March 31, 2009, $220,638 and March 31, 2008, $199,038) issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.	355,638	334,038

Total:	$23,746,170	$19,767,768

(7)  Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at March 31, 2009 and 2008, respectively.  The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $184,479 as of March 31, 2009.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2009 and 2008:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $15,673,362 and $13,354,281 at March 31, 2009 and 2008, respectively; the 2009 interest was $2,334,081 and the 2008 interest was $1,992,171.  To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,679,874 and $1,429,871 at March 31, 2009 and 2008, respectively, including accrued interest, from the Company’s late President’s Rollover Individual Retirement Account (ELM RIRA).  The 2009 interest was $250,003 and the 2008 interest was $213,331.  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

In order to satisfy the Company’s cash requirements from time to time, the Company’s late President has sold or pledged as collateral for loans, shares of the Company’s common stock owned by him.  In order to compensate its late President for selling or pledging his shares on behalf of the Company, the Company had made a practice of issuing him the number of restricted shares of common stock equivalent to the number of shares sold or pledged, plus an additional number of shares equivalent to the amount of accrued interest calculated at the prime rate plus three percent per annum and payable monthly.  The Company receives all of the net cash proceeds from the sale or from the pledge of these shares.  The Company did not borrow any common shares during this fiscal year.  The share loans, if any, are all in accordance with the terms and conditions of Director-approved, open-ended loan agreements dated June 20, 1988, October 14, 1988, May 17, 1989, and April 1, 1990.

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2009:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $4,112,818 and $3,242,264 at March 31, 2009 and 2008, respectively; the 2009 interest was $586,238 and the 2008 interest was $478,493.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2009 and 2008:

The late President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand promissory note in the sum of $1,168,811 and $994,866 at March 31, 2009 and 2008, respectively; the 2009 interest was $173,945 and the 2008 interest was $148,430.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month.  The Company owes her as an individual and as a consultant, the sum of $507,600 and $471,600 at March 31, 2009 and 2008, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $344,591 and $293,308 at March 31, 2009 and 2008, respectively; the 2009 interest was $51,283 and the 2008 interest was $43,760.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $510,491.25 for 2,268.85 hours of legal services rendered from July 1980 through March 31, 2009.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company’s open-ended, secured, on-demand promissory note in the sum of $391,152 and $102,181 at March 31, 2009 and 2008, respectively; the 2009 interest was $44,970 and the 2008 interest was $10,728.   The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $19,923 and $16,958 at March 31, 2009 and 2008, respectively; the 2009 interest was $2,965 and the 2008 interest was $1,958.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company’s operations are profitable.  Effective from October 1, 1996, the Director fees are $1,200 for each quarterly meeting and $400 for attendance at any other Directors’ meeting.  The Executive Committee Director fees are $400 for each meeting.  The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company’s common shares.  The Chairman/President does not receive any Director fees.  The total amount due for accrued Director fees during this fiscal year is $20,800.  All of the Directors agreed to accrue the amount due to them for Director fees during this fiscal year.  The other salary accruals as of March 31, 2009 are $64,616 compared to $52,616 for March 31, 2008.

(8)  Commitments and Contingencies

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, 13 and 16.

Environmental Compliance

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated.  However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice.  Reference is made to Exhibit 10.20 of the Company’s Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.  These legal proceedings are pending.

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

On or about September 18, 2006, without any prior notice, the El Salvador Minister of Environment’s office delivered to Commerce’s El Salvadoran legal counsel, its revocation of its San Sebastian Gold Mine Exploitation environmental permit which was the only permit of its kind issued in the Republic of El Salvador.  The Company’s El Salvadoran legal counsel after reviewing the two letters (one for the SSGM and the other for the SCMP) concluded that the revocation of these permits was arbitrary, illegal and unconstitutional and he so stated in his September 20, 2006 letter to the Minister of Environment’s office; a second letter was submitted by our legal counsel as the Minister of Environment’s office requested a response to the first letter.  The Company has filed a lawsuit with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice stating that the Ministry of Environment has not provided any prior notice, has not provided a right to a hearing and the right of due process, based its opinion on misguided assertions, and contrary to El Salvadoran law.  In addition, the Company’s legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN.  Reference is made to Exhibit 10.20 of the Company’s Form 10-K/A for its fiscal year ended March 31, 2007, for a copy of such filing.  These legal proceedings are pending.

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

Company Net Advances to the Joint Venture during the fiscal year ended March 31, 2009

	Total Advances	Interest Charges
Beginning balance	$71,399,367	$51,633,430
Advances during fiscal year ended March 31, 2009	6,835,777	6,270,552
Total Company’s net advances	78,235,144	57,903,982
Advances by three of the Company’s subsidiaries	590,265	0
Total net advances as of March 31, 2009	$78,825,409	$57,903,982

(9)  Income Taxes

At March 31, 2009, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $16,132,208, which may be carried forward to offset future taxable income; the net operating losses expire at various times up until the year 2023.

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of March 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.

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

	March 31
Deferred Tax Assets:	2009	Rate	2008	Rate
Net Operating Loss Carry-forwards	$ 5,484,951	34%	$ 4,462,123	34%
Valuation Allowance for Deferred Tax Assets	(5,484,951)	(34%)	(4,462,123)	(34%)
Net Deferred Tax Assets:	$ 0	0	$ 0	0

The components of current income tax expense as of March 31, 2009, 2008 and 2007 respectively are as follows:

	As of March 31
	2009	2008	2007
Current federal tax expense	$ 0	$ 0	$ 0
Current state tax expense	$ 0	$ 0	$ 0
Change in NOL benefits	$(1,022,828)	$ (842,351)	$ (58,887)
Change in valuation allowance	$ 1,022,828	$ 842,351	$ 58,887
Income tax expense	$ 0	$ 0	$ 0

(10)  Description of Securities

a.  Common Stock

The Company’s Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 30,715,869 shares were issued and outstanding as of March 31, 2009 and 2008.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore.  In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

During the fiscal year ended March 31, 2007, a total of 2,662,580 of the Company’s common shares were issued as follows:   805,000 shares were issued to unrelated parties for total cash sales of $145,080; 1,077,580 shares were issued to related parties to satisfy $107,758 of debt for director fees, officer salaries, services and employee compensation; 30,000 shares were issued to unrelated parties to satisfy $3,000 in debt; and 750,000 shares were issued to a related party in cancellation of $75,000 of debt.

During the fiscal year ended March 31, 2008, a total of 2,937,273 of the Company’s common shares were issued as follows:  2,005,000 shares were issued to unrelated parties for total cash sales of $230,500; 139,773 shares were issued to related parties to satisfy $30,750 of debt for director fees, officer salaries, services and employee compensation; 30,000 shares were issued to an unrelated party to satisfy $3,000 in debt; and 762,500 shares were issued to related parties in cancellation of $167,750 for accrued salaries.

During the fiscal year ended March 31, 2009, a total of 35,000 of the Company’s common shares were issued to an unrelated party to satisfy $3,500 in debt.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2009 or 2008.

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

c.  Stock option activity:

There were no stock options issued or outstanding for the periods ending March 31, 2009 or 2008.

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

e.  Share Loans - Others

A series of borrowings of the Company’s common shares were made from time to time under the provision that the owners would sell said shares as the Company’s designee, with the proceeds payable to the Company.  In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.  As of March 31, 2009, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. Form S-8 Registration

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company’s $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  A total of 932,273 of these shares were issued during the fiscal year ending March 31, 2008 and 35,000 shares were issued during this fiscal year, leaving a balance of 925,147 unissued Form S-8 common shares.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees.  As of April 1, 2008, 800,000 common shares remained in the account.  During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of March 31, 2009.

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

On March 18, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR.  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009.

There has been no amount accrued for litigation as of March 31, 2009 or March 31, 2008.

(12)  Certain Concentrations and Concentrations of Credit Risk

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in two financial institutions for the amounts in excess of levels.  One is insured by the U.S. Federal Deposit Insurance Corporation.  The other is an El Salvadoran banking institution, which the Company uses to pay its El Salvadoran obligations.  The Company considers the U.S. institution to be financially strong.  It does not consider the underlying risk at this time with its El Salvadoran bank to be significant, although, there is a concentration of credit risk related to all operations taking place in a foreign jurisdiction whose laws are different from those in the U.S.  Also, the civil and economic factors of El Salvador are different.

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

	Mining *1 El Salvador, Central America	Corporate Headquarters
Year ended March 31, 2009
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(30,016,783)
Total assets	321,174	252,097
Capital expenditures	0	0

Year ended March 31, 2008
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(3,052,198)
Total assets	26,247,593	237,409
Capital expenditures	534,817	0

Year ended March 31, 2007
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(2,616,821)
Total assets	25,610,222	278,843
Capital expenditures	645,830	0

*1

Its major customer for the refining and purchase of gold is a refinery located in the United States.  The price of gold is dependent on the world market price over which the Company, the refinery or any other single competitor do not have control.

(14) Quarterly Financial Data

The following is a tabulation of the quarterly operating results for the years ended March 31, 2009 and 2008:

Fiscal year ended 3/31/09	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/08	$0	$ (845,138)	$ (.03)
Second quarter 09/30/08	$0	$ (891,377)	$ (.03)
Third quarter 12/31/08	$0	$ (926,643)	$ (.03)
Fourth quarter 03/31/09	$0	$(27,353,625)	$ (.89)
	$0	$(30,016,783)	$ (.98)

Fiscal year ended 3/31/08	Operating Revenues	Net (Loss)	Per Share Basic/Diluted Net Income/(Loss)
First quarter 06/30/07	$0	$ (725,670)	$.03
Second quarter 09/30/07	$0	$ (790,564)	$.03
Third quarter 12/31/07	$0	$ (766,188)	$.03
Fourth quarter 03/31/08	$0	$ (769,776)	$.03
	$0	$(3,052,198)	$.12

(15)  Going Concern

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

During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its exploration license areas.  However, there is no guarantee that the Company can continue to provide the required capital and to keep the Company’s assets maintained.  If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine, if permitted by the Government of El Salvador.  The substantial increase in the price of gold--the highest in 25 years--should increase investors’ interest.

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment.  Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates.  The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company’s legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company has not impaired plant and equipment for the amount of $116,324 which the Company believes to be fully recoverable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a).  Controls and Procedures

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2009, our internal control over financial reporting  was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9(b).  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years.  All officers are elected at the annual meeting of the directors.

Name	Age as of March 31, 2009	Executive Offices Held With Company (1)	Period Served In Office (2)
Edward A. Machulak	57	President and Chief Executive Officer Temporary Chairman Executive Vice President Secretary Assistant Secretary	10/26/07 to present 10/21/07 to 10/26/07 10/16/92 to 10/26/07 1/12/87 to 10/26/07 4/15/86 to 1/12/87
Sidney Sodos	71	Vice President and Treasurer	10/26/07 to present
John H. Curry	68	Executive Vice President	10/26/07 to present
Vincio Vaquero	46	Manager of El Salvador Operations	03/09 to present

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

Directors, Officers’ and Key Management’s Experience

Following is a listing of the members of the Company’s Board of Directors, Officers and Key Management as of June 15, 2009, along with their respective ages and descriptions of their professional experience.

John H. Curry, age 68, has been a Class II Director since October 18, 2002.  On May 10, 2004 he became a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  He was elected as Executive Vice President and as a Member of the Executive Committee on October 26, 2007.  Mr. Curry is an economist and was an economic advisor to the U.S. Government during more than 23 years in the Foreign Service working in U.S. Embassies abroad.  He has broad financial and management executive skills in the public and private sector with knowledge and experience in dealing with international financial organizations.  He has extensive experience with foreign governments, including international economic policy and trade relations, as well as familiarity with energy and mining markets, and has the ability to operate effectively in foreign cultures.  He qualifies as an audit committee financial expert.

Mr. Curry has worked as International Sales Manager for Reyes Family Cigars from 2003 to 2009.  From 1993 to February 2003, he was the Assistant Director of Marketing and Chief Economist for Watanabe and Associates, Inc. and related firms CKC and KSK.  On a part-time basis, he worked from December 2000 to December 2003 as an analyst and writer on international trade and economics for the website of the Summit of the Americas Center at Florida International University.  From 1989 to 1993 he was employed by AmeriSecurities Corp., Continental Sales Company and Latine-Europe Corporation performing securities sales and marketing in Latin America and the Caribbean.  From 1966 to 1989 he was employed by the U.S. Department of State -  Foreign Service in various capacities, but primarily as an Economic Counselor for the U.S. Embassies in Mexico, Tunisia, Bolivia, Nicaragua, Costa Rica, El Salvador and Portugal.  He then retired from the service.

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

Edward A. Machulak, age 57, (Chairman and President) has been a Class II Director since October 28, 1985, and he was elected as a member of the Directors' Executive Committee on March 11, 1991.  On May 10, 2004, he became a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.   He also qualifies as a Director Emeritus.  Following the death of the late Chairman and President Edward L. Machulak, Edward A. Machulak was appointed as Temporary Chairman until the Company’s annual meeting scheduled for October 26, 2007.  At the Board of Directors’ Meeting which following the Annual Shareholders’ Meeting, the Board of Directors appointed him as the Chairman, President and Chief Executive Officer of the Company.  Prior to this appointment Mr. Edward A. Machulak served as the Executive Vice President since October 16, 1992 and as Secretary since January 12, 1987.  He was the Assistant Secretary from April 15, 1986 through January 12, 1987.   He is also a Director and President of:  Homespan Realty Co., Inc., San Luis Estates, Inc. and San Sebastian Gold Mines, Inc.  He was a Director and Secretary of Ecomm Group Inc. from 1997 to May 16, 2000.  On May 17, 2000 he was elected as a Director and President of Ecomm Group Inc.  His business experience is as follows:  Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution center from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of MacPak, Inc., an Internet developer, since September 26, 1996 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities since 1976.  Reference is made to the notes of the Executive Compensation Summary Compensation Table for more information.

Sylvia Machulak, age 77, was appointed as a Class I Director to fill one of two Director vacancies on August 20, 2008.  She is the wife of Edward L. Machulak, the Company’s long-time Chairman who died on October 21, 2007.  She has acted as a consultant for the Company since 1962.  Mrs. Machulak is also the current president of General Lumber & Supply Co., Inc., in Milwaukee, Wisconsin.

Robert C. Skeen, age 79, was appointed as a Class I Director to fill one of two Director vacancies on August 20, 2008.  Mr. Skeen was a public works inspector for sewer and water construction in the City of Milwaukee for 28 years.

Sidney Sodos, age 71, has been a Class III Director since February 9, 1998.  Since May 10, 2004, he has been a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  He was elected as Vice President and Treasurer and as a Member of the Executive Committee on October 26, 2007.  Mr. Sodos was the senior member of the law firm of Sodos & Kafkas, S.C. and on July 1, 2003 he became a member of the law firm of Machulak, Robertson & Sodos, S.C.  He is licensed and has practiced law in the federal and state courts in the State of Wisconsin for a period of more than 40 years.  He specializes in corporate litigation and media law.  He was the Executive Director of the American Federation of Television and Radio Artists in the States of Wisconsin and Illinois (1974-1981).  He served as a member of the North Shore East Water Trust, a division of a local municipality.  He also was a moderator of a radio program (WTMJ Milwaukee, Wisconsin) “The Law and Sometimes Justice.”

Vincio Vaquero was appointed to the position of Manager of El Salvador operations in March of 2009.  He replaces the former mine manager and is responsible for managing the daily affairs of the Joint Venture.  Mr. Vaquero is an El Salvadoran national with a degree in public relations. He has completed courses in both English and German. Mr. Vaquero has worked in public relations and administration roles in several organizations including Fundacion Oddec, the Red Cross, and the Israeli embassy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that directors, executive officers and beneficial owners of 10% or more of any class of equity securities report to the Securities and Exchange Commission changes in their beneficial ownership of the Company’s Capital Stock and that any late filings be disclosed.  Based solely on a review of the copies of such forms furnished to the Company, or representations that no Form 5 was required, the Company believes that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during its fiscal year ended March 31, 2009.

Code of Business Conduct and Ethics

Commerce is committed to having sound corporate governance principles.  Having such principles is essential to running Commerce’s business efficiently, however practicality must prevail in operating a small business.  Presently, none of its directors qualify as being independent.  Edward A. Machulak is an officer of the Company and Messrs. Sodos, Curry and Skeen and Mrs. Sylvia Machulak provide legal and consulting services.  The directors believe that collectively due to many years of experience they are capable of providing advice and direction that is in the best interest of the shareholders.

The directors have a reputation for being transparent, dependable, honest and ethical in their many years of being in business.  Historical information supports their disciplined conduct, experience, knowledge, fair, full and timely disclosures, their determination to comply with laws, rules and regulations, and accountability to respect the code of business conduct and ethics.

Board Meetings and Committees

All of the directors, as of the date that they held office, attended 100% of each of the eight scheduled meetings.  The standing committee of the Board of Directors is composed of the following:  Executive Committee, Edward A. Machulak; John H. Curry, Sidney Sodos, Sylvia Machulak and Robert C. Skeen, and the Audit Compensation, Corporate Governance and Nominating Committee consists of all of the directors.

Compensation of Directors

In the past, the director's fees of $1,200 for each meeting (excluding the President) were based on a minimum of four quarterly scheduled meetings held in February, May, August and November of each year.  Following the death of the late President Edward L. Machulak on October 21, 2007, the directors found it necessary to reschedule their meeting dates and to meet as necessary at a fee of $400 per meeting and $1,200 per quarterly meeting.  Eight meetings were held from April 1, 2008 through March 31, 2009.  The fees, together with travel and out-of-pocket expenses, if any, are payable quarterly on the date of each quarterly scheduled meeting or if no quarterly meeting is held then such fees are payable on the second Monday of said month that the meeting was to be held.  On January 1, 1981, the directors unanimously agreed by resolution that cash payment of directors' fees will be deferred until such time as the Company has adequate annual operating profits and a cash flow to make such payments. This resolution was reconfirmed on October 16, 1992.  On September 16, 1994, at the Annual Directors' Meeting, the directors unanimously adopted a resolution that in lieu of cash payment of directors' fees, which are subject to the Company realizing a profit, and adequate cash flow, the directors have an option to exchange the amount due to them for the Company's common shares on or before the close of each fiscal year based on a formula determined by the directors. The directors, in order to have a vested interest in the Company, are encouraged to own the Company's common shares. The directors, at a regularly scheduled directors’ meeting held on February 18, 2009, established the conversion price for these and other common shares to be issued to be based on the average closing bid price of the shares traded during a period of time beginning on December 1st through February 18, 2009, but not less than the par value of $.10 per share.  The average closing price during the 80-day period from December 1, 2009 through February 18, 2009 was $.075 a share. Therefore, the par value of $.10 per share was used in determining the number of shares issued for employee bonuses, consultants, and services rendered, and for other authorized purposes through the fiscal year ended March 31, 2009.  During March 2009, all of the directors and officers agreed to accrue the amounts due to them for director fees and officer compensation.  In addition, one director provided consulting services and agreed to accrue the sum due to him.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code”) applicable to its officers, directors, and employees, which includes the principal executive officer, principal financial officer and principal accounting officer.  The Board has also adopted an additional Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  The purpose of the Code is to provide legal and ethical standards to deter wrongdoing and to promote:

1.

Honest and ethical conduct;

2.

Full, fair, accurate, timely and understandable disclosures

3.

Compliance with laws, rules, and regulations;

4.

Prompt internal reporting of violations of the Code; and

5.

Accountability for adherence to the Code.

Executive Committee

The Executive Committee members are Messrs. Edward A. Machulak, John H. Curry and Sidney Sodos, and, as of August 20, 2008, Sylvia Machulak and Robert C. Skeen.  The Executive Committee was formulated to provide the authority to act on behalf of the directors during such time when the directors are not in session; at this time, five directors are elected to this committee.  The Executive Committee provides additional resources to assist management in making strategic decisions and consults  with  management on technical, tactical, organizational and administrative matters, acquisitions and dispositions, exploration targets, mergers and policies regarding the long-term growth of the Company.  During this fiscal year, the Executive Committee met four times.  The fee paid to a Director of the Executive Committee, (except the President), is $400 for each meeting attended.

Audit Committee

The Audit Committee of the Board of Directors was formed on February 9, 1998.  Since May 10, 2004, none of the directors qualify as being independent and the Board decided that the entire Board may act on any matter pertaining to this committee.  Messrs. John H. Curry and late President Edward L. Machulak qualified as Audit Committee financial experts as defined in Item 401(h) of Regulation S-K.  Four Audit Committee meetings were held in this fiscal year.  It meets before the regular quarterly and annual directors’ meetings.  There is no additional compensation paid for being a member of the Audit Committee.  The directors firmly believe, despite the fact that they are classified as being non-independent, that collectively they are capable of providing advice and counsel that will be in the best interest of the shareholders.  The Audit Committee reviews, acts on with respect to auditing performance and practices, risk management, financial and credit risks, accounting policies, internal control, tax matters, financial reporting and financial disclosure practices of the Company.  The Audit Committee is responsible for reviewing and selecting the Company’s independent registered public accounting firm, reviewing the scope of the annual audit, pre-approving the nature of non-audit services, approving the fees to be paid to the independent registered public accounting firm, reviewing the performance of the Company’s independent registered public accounting firm, reviewing the accounting practices of the Company and other tasks as described in the Audit Committee’s Charter. The Audit Committee also recommends the choice of independent public accountants to be retained.  The Audit Committee has the sole authority to retain and terminate the Company’s independent public accountants, approve all auditing services and related fees and the terms thereof and to pre-approve any non-audit services to be rendered by the Company’s independent accountants from Audit Committee meetings that were held during the fiscal year ended March 31, 2009. The Board approved Charter of the Audit Committee is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.

Compensation Committee

The Compensation Committee consists of the entire Board of Directors.  None are independent.  The directors are responsible for establishing the total compensation for Executive Officers, including, but not limited to, salaries, bonuses, and all equity-based compensation, evaluating the performance of the Chief Executive Officer, for reviewing general plans of compensation and benefit programs for Company employees, for recommending director compensation, and for reviewing and approving bonus and other awards.   The directors held one meeting during the Company’s fiscal year.  The Board approved Charter of the Compensation Committee is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.  The contents of the Company’s website are not incorporated into this filing.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consists of the entire Board of Directors.  The entire Board of Directors are responsible for the development of governance guidelines and practices for the effective operation of the Board in fulfilling its responsibilities; the review and assessment of the performance of the Board; and the nomination of prospective directors for the Company’s Board of Directors and Board committee memberships.  The Nominating Committee also selects and recommends the nominees to be elected as corporate officers by the Board of Directors.  The Company regularly monitors developments in the areas of corporate governance.   The Charter of the Corporate Governance and Nominating Committee is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.

During the Company’s fiscal year ended March 31, 2009, the Board of Directors held eight meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Corporate Governance and Nominating Committee held one meeting.  All of the directors and the nominees, as of the date they held office, attended 100% of the board meetings and meetings of committees of which they are members.

Item 11.  Executive Compensation

Executive Compensation

Report of Compensation Committee

The Compensation Committee, which consists of the entire Board of Directors, has furnished the following report on executive compensation for its fiscal year ended March 31, 2009.

The Company's executive compensation program is administered by all of the directors; presently Edward A. Machulak, Sidney Sodos, John H. Curry, Sylvia Machulak, and Robert C. Skeen.  None of the directors are considered to be independent.  During the fiscal year ended March 31, 2009, the directors have considered many factors such as business performance, cash preservation, Company goals, and any other components necessary to arrive at a just compensation for the Company's Officers.  They also considered the needs of attracting, developing, rewarding and retaining highly qualified and productive individuals by providing them with attractive compensation awards.  The directors want to ensure compensation levels that are externally competitive and internally equitable, therefore, the directors agreed to provide an encouraging executive stock ownership program to enhance a mutuality of interest with other shareholders.  The directors are committed to a strong, positive link between the Company's achievement of its goals, taking into consideration its financial condition, compensation and benefit plans.  The specific duties and responsibilities of the Compensation Committee are described in the Charter of the Compensation Committee which is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.

Base Salary

The directors review each officer's salary annually.  In determining appropriate salary levels, they consider the level and scope of responsibility, experience, initiative, specific  individual performance,  achievements, internal equity, as well as pay practices of other companies relating to executives of similar responsibility.  By design, they strive to set executives’ salaries at competitive market levels.  The Officers are motivated to achieve goals consistent with the Company’s business strategy.  The directors agree to recognize each individual executive result and contribution to the Company’s overall business results.

They believe maximum performance can be encouraged through the use of appropriate incentive programs.  Incentive programs for executives are as follows:

Short-Term Incentive Plan Compensation

Annual incentive awards are made to executives and managers to recognize and reward corporate and individual performance.  The directors' plan provides an incentive fund.  A portion of the available bonus is reserved for discretionary performance awards by the Company's President for other employees whose efforts and performance are judged to be exceptional.  Due to the Company's preservation of cash and because the Company has limited revenues and it is not in gold production, the cash incentives have been deferred, however incentives, at the discretion of the recipient, may be payable by the issuance of the Company’s common shares.  There were no cash or other bonuses paid to any executive during the past five or more fiscal years.  The amount individual executives may earn is directly dependent upon the individual's position, responsibility, and ability to impact the Company's financial success.  External market data is reviewed periodically to determine competitive incentive opportunities for individual executives.  (Reference is made to “Chief Executive Officer” for additional information.)

Long-Term Incentive Plan Compensation

Other than the promises, assurances, and understanding that the accrued salary of late President Edward L. Machulak as of March 31, 2009 ($3,455,786), will be paid and an adjustment will be made at such time as the Company has adequate funds to compensate him for the loss of the dollar value due to inflation that took place over the past 26.58 years, the only other obligation associated with his services is as follows:  On February 16, 1987, by a Consent Resolution of all of the Directors, late President Edward L. Machulak was awarded as a bonus compensation the following:  For a period of twenty (20) years, commencing the first day of the month following the month in which the Company begins to produce gold on a full production basis from its El Salvadoran gold mining operations, the Company will pay annually to the late President two percent (2%) of the pre-tax profits earned from these operations.

Services and Consulting Compensation Plan Covered Under SEC Form S-8 Registrations

On June 7, 2006, the Company filed its sixth SEC Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, and it registered 3,000,000 of the Company’s $.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  Of the 3,000,000 shares registered, 1,107,580 shares were issued during the fiscal year ending March 31, 2007, 932,273 shares were issued during the fiscal year ending March 31, 2008, and 35,000 shares were issued during the fiscal year ending March 31, 2009, leaving a balance of 924,147 unissued Form S-8 common shares as of March 31, 2009.

Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The directors provide the officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to this account from time to time to meet its obligations primarily to its El Salvadoran employees.  As of March 31, 2009, there were 800,000 common shares in this account with a value of  $56,000.

Employment Agreements

With the exception of the disclosure made herein relative to the bonus compensation for the late President Edward L. Machulak, and because the directors have agreed that he would be adequately compensated, he had no separate employment agreements, but he had a general understanding of the incentive compensation and the adjustment for inflation, etc. promised to him.  There are no formal termination or severance arrangements.

Chief Executive Officer

In order to induce the late President of the Company, Mr. Edward L. Machulak, to use his best efforts to place the San Sebastian Gold Mine into production, to locate or identify the gold ore reserves, to conduct the exploration in the two concessions received from the Republic of El Salvador, to have the Company acquire any other director-approved business, or to successfully merge the Company into another business entity or arrangement, the directors had assured him that he would be adequately compensated for his time, effort and achievements.  This additional recompense was to make certain that the Company's goal to produce gold would be realized and/or that another business may be acquired or that a merger take place.  The directors believed that maximum performance would be achieved due to the assurance of these continuous promises.  They also recognized that the price of gold  prior to January 2002 was depressed and that  presently the price of gold is at its peak level since 1980 which should assure a reasonable profit if the Company were in production.  The fact that at this time there is more worldwide interest in gold makes the prospects of achieving a loan or business arrangement more positive.

In view of the fact that the late President of the Company had not received any cash payment for salaries for more than 26.58 years and that the value of the amount due to him has deteriorated due to inflation and other economic factors, the directors had agreed to justly take these conditions into consideration at such time when the Company will be in a position to make a cash or any other mutually satisfactory payment arrangement.  One of the greater achievements made by the President was to spearhead, direct and obtain two concessions from the Government of El Salvador, which vastly expanded the Company’s mining rights from an area of 1,454 acres to an area of 21,489 acres, all in and around the San Sebastian Gold Mine.  This additional area includes eleven formerly-operated mines which should provide an additional opportunity to locate and identify the gold and silver ore reserves, if the concessions are reinstated by the Government of El Salvador.  Also, a 30-year renewed exploitation concession was obtained.  Although this has also been terminated by the Government of El Salvador, a challenge is pending.

The directors believed that the Company's President was achieving the Company's objective considering that the equity funding arrangements for the mining operations continue to be problematic.  The interest in funding has been greatly enhanced since the price of gold has increased dramatically, but so far the terms and conditions in the funding proposals have not been acceptable.

EXECUTIVE COMPENSATION SUMMARY  TABLE

The following table discloses compensation for the past three fiscal years ended March 31, earned, but not received (all accrued) by the Company's late Chief Executive Officer and current Chief Executive Officer; there was no other Company Executive Officer that earned or was paid a salary in excess of $100,000 during this fiscal year:

Annual Compensation (1)
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)(2)(3)&(4)
Edward A. Machulak (Chairman, President and Chief Executive Officer) Edward L. Machulak (Late Chairman, President, Chief Executive Officer and Treasurer)	2009 2008 2007	$178,750 (None Paid-All Accrued) $178,750 (None Paid-$104,271 Accrued 4/1/07-10/31/07) $178,750 (None Paid-All Accrued)	(1) (1) & (2) (1) & (2)	All Accrued-None Paid All Accrued-None Paid All Accrued-None Paid

(1)

The total salaries and vacation pay payable to the late Edward L. Machulak over a 26.58-year period amounted to $3,455,786 and were accrued from April 1, 1981 to October 31, 2007 (the month of his death) as follows:

Period	Years	Annual Salary	Total
April 1, 1981 – March 31, 1992	11.00	$ 67,740	$ 745,140
April 1, 1992 – September 30, 1996	4.500	$114,750	$ 516,375
October 1, 1996 – October 31, 2007	11.08	$165,000	$1,828,750
Balance	26.58

Vacation Pay	Months	Payment	Total
April 1, 1981 – October 31, 2007	26.58	$13,750	$ 365,521
Total wages, etc. due as of March 31, 2000			$3,455,786

The total accrued salary and vacation pay payable to Edward A. Machulak is as follows:

Period	Years	Annual Salary	Total
April 1, 2008 – March 31, 2009	1	$165,000	$165,000
Balance	1		$165,000

Vacation Pay	Months	Payment	Total
November 1, 2007 – March 31, 2009	1.416	$13,750	$ 19,479
Total wages, etc. due as of March 31, 2000			$184.479

At the Company’s Annual Board of Directors’ Meeting held on October 19, 2001, the Directors adopted a resolution to compensate the late Edward L. Machulak for vacation pay based on one month for each year of service beginning on April 1, 1981 as well as a resolution to make an adjustment to compensate the late Edward L. Machulak for the loss of the dollar purchasing value caused by inflation and other economic factors on the day that the compensation is paid to him.  Edward A. Machulak will also accrue his vacation pay.  The accrual of salaries is at the request of the Company to assist the Company with its cash preservation.  The salaries do not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or ten percent of the total amount of accrued annual salary.

(2)

On February 16, 1987, by a Consent Resolution of all of the Directors, Edward L. Machulak, the late President, was awarded as a bonus compensation the following:  For a period of twenty (20) years, commencing the first day of the month following the month in which the Company begins to produce gold on a full production basis from its El Salvadoran gold mining operations, the Company will pay annually to the late President two percent (2%) of the pre-tax profits earned from these operations.

(3)

On March 11, 1991, the directors decided that it would be in the best interest of the Company to reactivate its Executive Committee with authority to act on behalf of the directors during such time when the directors are not in session; two members were elected to this committee.  On October 26, 2007, Directors John H. Curry and Sidney Sodos were elected to serve on this committee with Director Edward A. Machulak.  Directors Sylvia Machulak and Robert C. Skeen were elected to serve on this committee on August 20, 2008.   The members of the Executive Committee (excluding the President of the Company, who is a director and a member of the committee) receive a $400 compensation fee for each meeting attended.  During this fiscal year, a total of four executive meetings were held.  Three were held with Directors Edward A. Machulak, John H. Curry and Sidney Sodos; and one was held with all of the Directors.

(4)

On February 9, 1998, the directors formed an Audit Committee that meets before or after each quarterly directors’ meeting and before or after the annual directors’ meeting, providing there is business to be conducted, at no additional compensation.  During the fiscal period ended March 31, 2009, four Audit Committee meetings were held.  On May 9, 2005, the directors acknowledged that none of them qualified as being an independent Audit Committee member, therefore, they decided that all of the directors in concert would act as an Audit Committee.

(5)

Members of the Board of Directors who were directors as of December 5, 1979, and directors thereafter who have been directors for a period of 15 years or more and do not stand for re-election shall become Directors Emeriti.  Such directors are entitled to receive notice of all Board meetings, to attend such meetings, and to receive directors' fees regardless of attendance at any meeting, at a fee of not less than that provided prior to becoming a Director Emeritus.  An individual serving solely as a Director Emeritus is not entitled to vote on any matter before the Board nor to be counted as a member of the Board for the purpose of determining a quorum.  At present, there are two directors who qualify as Director Emeriti, but since they hold a directorship, they are not eligible for benefits.

There have never been any arrangements or understandings between any director and any other person pursuant to which any director was selected as a director, except the understanding between the directors and Edward L. Machulak, the late President of the Company, as explained under the  above captions “Employment Agreements” and “Chief Executive Officer.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Commerce's common shares as of June 15, 2009, by (i) each of its directors who own Commerce common shares; (ii) all directors and officers as a group; and (iii) each person or entity known by the Company to be the beneficial owner of more than 5% of its outstanding stock.  Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

		Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Owner*	Position	Shares	Percent
Edward L. Machulak, deceased	Late Chairman of the Board, Director, President, Treasurer, Director Emeritus, Member of Executive Committee	1,291,072(3)	4.20%

Edward L. Machulak Rollover Individual Retirement Account		2,353,670	7.66%

Edward A. Machulak	Chairman of the Board, Director, President, Director Emeritus, and Member of the Executive Committee	1,492,512(4)	4.85%

Sylvia Machulak	Director	438,186(5)	1.43%

Sylvia Machulak Rollover Individual Retirement Account		342,781	1.11%

Robert C. Skeen	Director	1,411,154(6)	4.59%

Sidney Sodos	Vice President, Director and Treasurer and Member of the Executive Committee as of October 26, 2007	363,118	1.18%

John H. Curry	Executive Vice President and Director and Member of the Executive Committee as of October 26, 2007	338,998	1.10%

General Lumber & Supply Co., Inc. (General Lumber)		3,213,600(3)	10.45%

All Directors, Officers and Affiliates as a Group		11,245,091	36.57%

*All directors and beneficial owners listed above can be contacted through Commerce's offices located at 6001 N. 91st Street, Milwaukee, Wisconsin 53225-1795.

(1)

Unless otherwise indicated, shares shown as beneficially owned are those as to which the named person possesses sole voting and investment power.

(2)

All shares indicated are common shares and percent calculations are based on the total common shares issued and outstanding as of June 15, 2009.

(3)

The 3,644,742 common shares owned directly by the late Edward L. Machulak and his Rollover Individual Retirement Account as of June 15, 2009, do not include the 3,213,600 common shares owned by General Lumber, a privately-held company in which the late Edward L. Machulak owns 55% of its common shares. If the 3,213,600 General Lumber owned shares were added to the 3,644,742 common shares owned by him and his Rollover Individual Retirement Account directly, then the total shares under his control would amount to 6,858,342 and would represent a 22.30% ownership of shares based on 30,750,869 common shares issued and outstanding as of June 15, 2009.

The number of common shares owned by Sylvia Machulak, wife of the late Edward L. Machulak, the former President of the Company, personally as of June 15, 2009 is 438,186.  The number of shares owned by the Sylvia Machulak Rollover Individual Retirement Account as of June 15, 2009 is 342,781.  If the 780,967 shares owned by Sylvia Machulak and her Rollover Individual Retirement Account were added to the 6,858,342 above described shares owned by the late Edward L. Machulak, his Rollover Individual Retirement Account and General Lumber, then the total shares would amount to 7,639,309, or a 24.84% ownership.  Mr. Machulak disclaimed any beneficial interest in these shares owned by Sylvia Machulak, or her Rollover Individual Retirement Account.

(4)

Does not include 1,000 shares owned by Carol A. Machulak, Edward A. Machulak's wife, or 47,500 shares held by him and his wife for their child under the Uniform Gift to Minor’s Act, in which he disclaims any beneficial interest.

(5)

The 780,967 common shares owned directly by Sylvia Machulak and her Rollover Individual Retirement Account as of June 15, 2009, do not include the 3,213,600 common shares owned by General Lumber, a privately-held company in which the late Edward L. Machulak owns 55% of its common shares. If the 3,213,600 General Lumber owned shares were added to the  780,967 common shares owned by her and her Rollover Individual Retirement Account directly, then the total shares under her control would amount to 3,994,567 and would represent a 12.99% ownership of shares based on 30,750,869 common shares issued and outstanding as of June 15, 2009.

The number of common shares owned by the late Edward L. Machulak, the former President of the Company, personally as of June 15, 2009 is 1,291,072.  The number of shares owned by the Edward L. Machulak Rollover Individual Retirement Account as of June 15, 2009 is 2,353,670.  If the 3,644,742  shares owned by the late Edward L. Machulak and his Rollover Individual Retirement Account were added to the 3,994,567 above described shares owned by Sylvia Machulak, her Rollover Individual Retirement Account and General Lumber, then the total shares would amount to 7,639,309, or a 24.84% ownership.

(6)

The 1,411,154 common shares owned directly by Robert C. Skeen as of June 15, 2009, do not include the 1,380,353 common shares owned by Lillian M. Skeen, his wife.  If the shares owned by Lillian M. Skeen were added to the 1,411,154 above described shares owned by Robert C. Skeen, then the total shares would amount to 2,791,507, or a 9.08% ownership of shares based on 30,750,869 common shares issued and outstanding as of June 15, 2009.

Principal Shareholders

Other than the shareholders mentioned herein, there are no known shareholders that reported that they beneficially own more than 5% of the voting securities as defined within the meaning of the rules of the Securities and Exchange Commission as of the date of this filing.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

The Company has not had any revenues since April 1, 2000.  Various transactions with management on an individual basis and with the affiliates were entered into by the Company in order to utilize assets whenever possible, other than cash to meet its or its affiliates' obligations when due.  This practice preserved the Company's cash resources for use in meeting its obligations.

Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 7, Related Party Transactions, Note 13, Commitments and Contingencies, and Item 11.  Executive Compensation for details.

Certain promissory notes detailed in Note 7, Related Party Transactions, are secured by the following collateral:

Collateral Pledged to Secure the Promissory Notes

The following collateral is held by the late Edward L. Machulak, as an individual and not as a director or officer of Commerce and in concert with the Edward L. Machulak Rollover Individual Retirement Account, the Sylvia Machulak Rollover Individual Retirement Account, Sylvia Machulak as an individual, General Lumber & Supply Co., Inc., and, beginning on March 31, 2007 it includes Machulak, Robertson & Sodos, S.C., John E. Machulak and Susan R. Robertson, husband and wife, Circular Marketing, Inc., and Edward A. Machulak as an individual:  (1) 2,002,037 shares of the Sanseb $.10 par value common stock; (2) 1,346 Mineral San Sebastian, S.A. de C.V. common shares, 100 colones par value; (3) 300 Homespan Realty Co., Inc. no par value common shares; (4) 1,800 Universal Developers, Inc. no par value common shares; (5) one voting membership certificate of San Luis Valley Irrigation Well Owners, Inc.; (6) certificate no. 312 consisting of .001447 units of Augmentation Plan Number One of San Luis Valley Irrigation Well Owners, Inc.; (7) 100 Ecomm Group Inc., $.10 par value common shares; (8) assignment with others of the 1987 concession granted by the Government of El Salvador to Misanse which was assigned by Misanse to the Joint Venture and renewed by the Government of El Salvador on May 20, 2004 with a 30-year term exploitation concession consisting of 304 acres; (9) the New San Sebastian Gold Mine Exploration Concession consisting of an area of 10,070 acres issued on February 24, 2003 and received from the Government of El Salvador on March 3, 2003 for a period of four years beginning on December 27, 2003 and thereafter automatically extended; (10) the Nueva Esparta Exploration Concession consisting of 11,115 acres issued by the Government of El Salvador on May 24, 2004; (11) the lease agreement by and between Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) and Commerce dated January 14, 2003; (12) the San Cristobal Mill and Plant three-year lease executed on April 26, 2004, retroactive to November 13, 2003 and thereafter automatically extended; (13) all of its current investment holdings; (14) all other miscellaneous assets owned by the Company filed under the Uniform Commercial Code requirements, and all other assets owned by the Joint Venture and/or its subsidiaries, including the gold ore reserves; (15) the assignment and pledge with others of all rights, titles, claims, remedies, and interest held by the Commerce/Sanseb Joint Venture which was formed on September 22, 1987, including the gold ore reserves; and (16) the cross-pledge collateral rights.  Director-approved confirmation agreements dated April 8, 2009 containing details were filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and 99.7. of this Form 10-K.

Collateral Pledged to General Lumber & Supply Co., Inc.

The collateral specifically pledged to General Lumber securing the promissory note(s) is as follows:  (1) 48,645 San Luis Estates, Inc. common shares, $.50 par value; (2) an interest with the President of the Company in an assignment and pledge of all of the corporate assets and on all of its subsidiaries' assets which has been filed under the Uniform Commercial Code requirements; and (3) reference is made to the “Transactions with Management and Others” and the late Edward L. Machulak’s “Collateral Pledged to Secure the Promissory Notes” for a description of collateral pledged in concert with other described lenders.

Collateral Pledged to the Sylvia Machulak RIRA

The Sylvia Machulak RIRA has as collateral the following:  (1) 48,645 San Luis Estates, Inc. common shares, $.50 par value; and (2) assignment with others of the 1987 concession granted to Misanse which was assigned by Misanse to the Joint Venture; and (3) reference is made to the “Transactions with Management and Others” and the late Edward L. Machulak’s “Collateral Pledged to Secure the Promissory Notes” for a description of collateral pledged in concert with other described lenders.

Cross-Pledge Collateral Agreement

The late President, Edward L. Machulak, as an individual and not as a director or officer of the Company, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak individually, and beginning on March 31, 2007, the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak individually are entitled to specific collateral that has been pledged to them by the Company, its subsidiaries, affiliates, and the Joint Venture.  Upon default by the Company, or its subsidiaries, affiliates, or the Joint Venture, Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, and Sylvia Machulak, have the first right to the proceeds from the specific collateral pledged to each of them, and beginning on March 31, 2007, it includes the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak.  The Company, its subsidiaries, its affiliates, and the Joint Venture also have cross-pledged the collateral without diminishing the rights of the specific collateral pledged to each of the following:  the late Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak and beginning on March 31, 2007, the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak.  The purpose and the intent of the cross-pledge of collateral is to assure the late Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak, and beginning on March 31, 2007,  the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak that each of them would be paid in full; and any excess collateral that would be available is for the purpose of satisfying any debts and obligations due to each of the named parties.  The formula to be used (after deducting the payments made from the specific collateral) is to total all of the debts due to the late Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak, and beginning on March 31, 2007, the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak, and then to divide the total debt into each individual debt to establish each individual percentage of the outstanding debt due.  This percentage then will be multiplied by the total of the excess collateral to determine the amount of proceeds to be paid to each party from the excess collateral due to each of them.

Cancellation of the Inter-Company Debts Upon Default

Since part of the collateral pledged to the late Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak, and beginning on March 31, 2007, to the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak is the common stock of Homespan Realty Co., Inc., Ecomm Group Inc., San Sebastian Gold Mines, Inc., San Luis Estates, Inc.; Mineral San Sebastian, S.A. de C.V., Universal Developers, Inc., and one hundred percent of the Company’s interest in the Commerce/Sanseb Joint Venture, the Company agreed, upon default of the payment of principal or interest to any of the lenders mentioned herein, that it will cancel any inter-company debts owed to the Company by any of its wholly-owned subsidiaries or affiliates at such time as any of the stock or Joint Venture ownership is transferred as a result of default of any promissory note.

Guarantors

The agreement among the lenders further confirms that the Company and all of the following are guarantors of loans made to each of the lenders: Commerce/Sanseb Joint Venture; Homespan Realty Co., Inc.; Ecomm Group Inc., San Luis Estates, Inc.; San Sebastian Gold Mines, Inc.; and Universal Developers, Inc.  They jointly and severally guaranteed payment of the note(s) that they caused to be issued and also agreed that these note(s) may be accelerated in accordance with the provisions contained in the agreement and/or any collateral or mortgage/deeds of trust securing these notes.  Also, the Company and all of its subsidiaries and affiliates, including the Commerce/Sanseb Joint Venture, agreed to the cross-pledge of the collateral for the benefit of the late Edward L. Machulak, the Edward L. Machulak RIRA, General Lumber, the Sylvia Machulak RIRA, Sylvia Machulak and beginning on March 31, 2007, to the Law Firm, Machulak, Robertson & Sodos, S.C., Circular Marketing, Inc., and Edward A. Machulak.

Transactions with Pension or Similar Plans

During December 1983, the Company's Board of Directors authorized the Company to establish a Cash or Deferred Profit Sharing Plan and Trust to meet the requirements for a qualified employee benefit plan as set forth in Section 401 et seq. of the 1954 Internal Revenue Code, Section 401(k) and further authorized that, in lieu of cash, certain assets could be placed in this plan for those who qualify.  Since all of the Company's assets are pledged as collateral in connection with outstanding loans, and because of the Company's limited cash position, this plan was not effected, however it is intended to effectuate a plan as soon as it is able to fund it or make other amenable arrangements.

Transactions with Promoters

The Company has entered into a number of consulting agreements with finders of funds.  These finders may be deemed to be promoters.

Termination of Employment--None

Item 14.  Principal Accounting Fees and Services

Relationship with Independent Registered Public Accounting Firm

The Registrant, with the approval and consent of the Board of Directors, engaged the firm of Chisholm, Bierwolf, Nilson & Morrill, LLC of Bountiful, Utah as its new independent registered public accounting firm to audit the financial records of the Company for the fiscal years ended March 31, 2009 and 2008.  This firm is registered with the Public Company Accounting Oversight Board (PCAOB). The Company also retained Chisholm, Bierwolf, Nilson & Morrill, LLC to audit the financial records for the fiscal year ended March 31, 2010.

Audit Fees

The audit fees for the years ended March 31, 2009 and 2008 respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company’s Sarbanes-Oxley Section 404 requirements and assistance with review of documents filed with the SEC.  There was no income tax work performed by the auditors, Chisholm, Bierwolf, Nilson & Morrill, LLC during 2009 or 2008.  Chisholm, Bierwolf, Nilson & Morrill, LLC’s audit fees, excluding all travel and lodging expenses are as follows for the fiscal year ended March 31, 2009:  up to $10,800 excluding travel and lodging expenses and approximately $10,800 for the fiscal year ended March 31, 2008.

The Audit Committee has established procedures in order to safeguard the independence of the auditors.  For any proposed engagement to perform non-audit service:   (i) management and the auditor must affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (ii) management must describe the reasons for hiring the auditor to perform the services; and (iii) the auditor must affirm to the Audit Committee that it is qualified to perform the services.  The Audit Committee has delegated to the chairman its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the Audit Committee at its next regular meeting.  No non-audit related services were performed by Chisholm, Bierwolf, Nilson & Morrill, LLC for the fiscal years ended March 31, 2009, 2008 and 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:

(1)

Financial Statements (included in Item 8 of this Report)

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets - March 31, 2009 and 2008

•

Consolidated Statements of Operations - Years Ended March 31, 2009, 2008 and 2007

•

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended March 31, 2009, 2008 and 2007

•

Consolidated Statements of Cash Flows - Years Ended March 31, 2009, 2008 and 2007

•

Notes to Consolidated Financial Statements

(1)

Financial Statement Schedules:  All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(2)

Schedule IV (1) Indebtedness of Related Parties

(3)

Schedule IV (2) Indebtedness to Related Parties

(4)

Reports on Form 8-K:

a.

On March 18, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR.  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.

b.

On July 2, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR.

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

10.16

Nineteen-month lease agreement by and between the Company and Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on March 25, 2008, retroactive to November 12, 2006.   Lease  renewed on June 12, 2008 for a six-month period to expire on December 11, 2008, with an option to subsequently renew it for additional three-month periods.  The Company has chosen to exercise this option and has renewed the lease through June of 2009. (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the year ended March 31, 2008.)

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

Exhibit Number	Description of Exhibit

11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., April 8, 2009, incorporated herein by reference.
99.2*	Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, April 8, 2009, incorporated herein by reference.
99.3*

Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, for the Edward L. Machulak Rollover Individual Retirement Account, April 8, 2009, incorporated herein by reference.

99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, April 8, 2009, incorporated herein by reference.
99.5*	Confirmation Agreement, Edward A. Machulak as an individual and as President of Circular Marketing, Inc., April 8, 2009, incorporated herein by reference.
99.6*	Confirmation Agreement, John E. Machulak and Susan R. Robertson as individuals, April 8, 2009, incorporated herein by reference.

Exhibit Number	Description of Exhibit

99.7*	Confirmation Agreement, the Law Firm of Machulak, Robertson & Sodos, S.C., April 8, 2009, incorporated herein by reference.
99.8	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.9	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
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

COMMERCE GROUP CORP.

FORM 10-K - MARCH 31, 2009

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

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

Member of Audit Committee

Director-Emeritus, President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf  of the Company and in the capacities and on the dates indicated:

Name	Office	Date

/s/ Edward A. Machulak Edward A. Machulak	Chairman of the Board of Directors, Member of Executive Committee, Member of Audit Committee, Director-Emeritus, President and Chief Executive Officer	August 7, 2009

/s/ Sidney Sodos Sidney Sodos	Director, Vice President and Treasurer	August 7, 2009

/s/ John H. Curry John H. Curry	Director and Member of Audit Committee, Executive Vice President	August 7, 2009

COMMERCE GROUP CORP. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IV (1)

INDEBTEDNESS OF RELATED PARTIES - NON CURRENT

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

Commerce/Sanseb Joint Venture (Joint Venture)

Name of Person (1)	Balance at Beginning of Period (3)	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period (3)

Year ended March 31, 2009 Joint Venture	$71,399,367	$6,835,777	$0	$78,235,144

Year ended March 31, 2008 Joint Venture	$62,975,723	$8,423,644	$0	$71,399,367

Year ended March 31, 2007 Joint Venture	$55,153,966	$7,821,756	$0	$62,975,722

(1)

Commerce Group Corp. (90% ownership) and San Sebastian Gold Mines, Inc. (10% ownership), Joint Venture (“Joint Venture”); includes the advances from three of the Company’s subsidiaries.

(2)

The purpose of the advances was to continue the exploration, exploitation and development of the SSGM and the other mining prospects and activities managed by the Joint Venture which are located in the Republic of El Salvador, Central America.  Also, funds were used to retrofit, rehabilitate, repair and to renovate the San Cristobal Mill and Plant acquired by the Joint Venture for the purpose of producing gold.  The standby maintenance and holding costs are also included.  The addition to indebtedness is netted to include any adjustments for payments or credits.

(3)

Beginning with September 30, 1987, the total indebtedness excludes the advances of $590,265 from three of the Company’s subsidiaries.

San Sebastian Gold Mines, Inc. (SSGM)

Name of Person (1)	Balance at Beginning of Period	Additions to Indebtedness (2)	Deletions to Indebtedness	Balance at End of Period

Year ended March 31, 2009 SSGM	$51,526,354	$3,407,980	$0	$54,934,334

Year ended March 31, 2008 SSGM	$46,802,101	$4,724,253	$0	$51,526,354

Year ended March 31, 2007 SSGM	$42,304,616	$4,497,485	$0	$46,802,101

(1)

San Sebastian Gold Mines, Inc. (SSGM) in which Commerce Group Corp. owns 82 1/2% of its issued and outstanding common shares.

(2)

The advances to SSGM primarily consist of the interest due to the Company on SSGM’s outstanding indebtedness.

COMMERCE GROUP CORP.  AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IV(2) - INDEBTEDNESS TO RELATED PARTIES

CURRENT YEARS ENDED MARCH 31, 2009, 2008, AND 2007

Identity of Debtor	Balance at Beginning of Period	Net Additions (Deletions) to Indebtedness (1)	Balance at End of Period

Year ended March 31, 2009
Late President of the Company	$ 13,354,281	$2,319,081(a)	$ 15,673,362
Late President’s RIRA	1,429,871	250,003(b)	1,679,874
Late President’s Affiliated Company	3,242,264	870,554(c)	4,112,818
Late President’s Wife’s RIRA	994,866	173,945(d)	1,168,811
Late President’s Second Oldest Son/Daughter-in-Law	293,308	51,283(d)	344,591
Current President as Principal of his own Company	102,182	288,970(d)	391,152
Late President’s half brother	16,958	2,965(d)	19,923
Total, notes payable	$ 19,433,730	$3,956,801(a)	$ 23,390,531

Late President’s Accrued Salary	$ 3,455,786	$ (e)	$ 3,455,786

Current President’s Accrued Salary	$ 5,729	$ 178,750	$ 184,479

Late President’s Wife’s Consulting Fees	$ 471,600	$ 36,000(f)	$ 507,600

Legal fees (Late President’s Second Oldest Son is a principal)	$ 454,444	$ 51,952(g)	$ 506,396

Year ended March 31, 2008
Late President of the Company	$11,372,962(a)	$1,981,319(a)	$ 13,354,281
Late President’s RIRA	1,216,540(b)	213,331(b)	1,429,871
Late President’s Affiliated Company	2,673,458(c)	568,806(c)	3,242,264
Late President’s Wife’s RIRA	846,436(d)	148,430(d)	994,866
Late President’s Second Oldest Son/Daughter-in-Law	249,547(d)	43,761(d)	293,308
Current President as Principal of his own Company	51,454(d)	50,728(d)	102,182
Late President’s half brother	0	16,958(d)	16,958
Total, notes payable	$ 16,410,397	$3,023,333(a)	$ 19,433,730

Late President’s Accrued Salary	$ 3,351,515(e)	$ 104,271(e)	$ 3,455,786

Current President’s Accrued Salary	$ 0	$ 5,729	$ 5,729

Late President’s Wife’s Consulting Fees	$ 435,600(f)	$ 36,000(f)	$ 471,600

Legal fees (Late President’s Second Oldest Son is a principal)	$ 415,035(g)	$ 39,409(g)	$ 454,444

Identity of Debtor	Balance at Beginning of Period	Net Additions (Deletions) to Indebtedness (1)	Balance at End of Period

Year ended March 31, 2007
Late President of the Company	$ 9,698,413(a)	$1,674,549(a)	$ 11,372,962
Late President’s RIRA	1,099,330(b)	117,210(b)	1,216,540
Late President’s Affiliated Company	2,043,648(c)	629,810(c)	2,673,458
Late President’s Wife’s RIRA	695,071(d)	151,365(d)	846,436
Late President’s Second Oldest Son/Daughter-in-Law	212,409(d)	37,138(d)	249,547
Current President as Principal of his own Company	0	51,454(d)	51,454
Total, notes payable	$ 13,748,871	$2,661,526(a)	$ 16,410,397

Late President’s Accrued Salary	$ 3,172,765(e)	$ 178,750(e)	$ 3,351,515

Late President’s Wife’s Consulting Fees	$ 399,600(f)	$ 36,000(f)	$ 435,600

Legal fees (Late President’s Second Oldest Son is a principal)	$ 411,558(g)	$ 3,477(g)	$ 415,035

(1)(a)(b)

The net additions to the open-ended, secured, on-demand promissory notes issued to the late President of the Company, as an individual, and not as a Director or Officer of the Company, and his RIRA are from net cash advances and/or accrued interest.

The late President’s RIRA on March 28, 2007 purchased 750,000 of the Company’s restricted common shares, par value $.10, at a price of $.10 each, for a total of $75,000.  Payment for this purchase was made by reducing the amount of Company debt due to the RIRA.

(1)(c)

The late President owns 55% of an Affiliated Company’s common shares.  The additions to the open-ended, secured, on-demand promissory note issued to an Affiliated Company result from cash advances, accrued interest, accrued office rent, vehicle rental and other expenses incurred on behalf of the Company.

(1)(d)

The additions resulted from accrued interest earned during the fiscal year.

(1)(e)

The late President’s salary of $96,250 was accrued through October 31, 2007.  In addition, the Directors, pursuant to a resolution, compensated the late President in the sum of  $8,020.83 for vacation pay.

(1)(f)

Twelve months of consulting fees at $3,000 per month for a total of $36,000.

(1)(g)

The addition of the amounts due to the Law Firm results for legal services rendered through February 28, 2009.  The amount due to the Law Firm through March 31, 2009 is $510,491.25.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.