Form 10-Q
period 2009-06-30
COMMERCE GROUP CORP /WI/
filed 2009-08-14
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 2009

                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]  Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of June 30, 2009.
                                     1

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                    FOR THE FIRST QUARTER ENDED JUNE 30, 2009

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2009.

         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Changes in Shareholders' Equity      6
         Consolidated Statements of Cash Flows                           7
         Notes to the Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  37
Item 3.  Quantitative and Qualitative Disclosures about Market Risk     50
Item 4.  Controls and Procedures                                        51

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              54
Item 2.  Changes in Securities                                          54
Item 3.  Default Upon Senior Securities                                 54
Item 4.  Submission of Matters to a Vote of Security Holders            54
Item 5.  Other Information                                              54
Item 6.  Exhibits and Reports on Form 8-K                               55

SIGNATURES:
         Registrant's Signature Page                                     55
         Certification of Chief Executive Officer (Section 302)          56
         Certification of Chief Financial Officer (Section 302)          57
         Certification of Chief Executive Officer (Section 906)          58
         Certification of Chief Financial Officer (Section 906)          59

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     06/30/09
                                    (Unaudited)           03/31/09
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $    27,509        $    38,827
 Other current assets                   233,977            233,977
 Accounts receivable - related          246,466            246,466
 Supplies held for sale                  39,562             39,562
 Prepaid items and deposits              11,587             14,439
                                    ------------       ------------
  Total current assets                  559,101            573,270

Property, plant and equipment, net       92,325            116,325
                                    ------------       ------------
  Total assets                      $   651,426        $   689,595
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' (DEFICIT)
             ---------------------------------------

Current liabilities
 Accounts payable                   $     2,728        $    16,659
 Accounts payable - related             294,955            274,344
 Notes and accrued interest
  payable to related parties         24,426,190         23,390,532
 Notes and accrued interest
  payable to others                     361,023            355,638
 Accrued salaries                     3,749,131          3,704,881
 Accrued legal fees                     512,168            506,396
 Other accrued expenses - other         451,049            447,337
 Other accrued expenses - related       542,200            528,400
                                    ------------       ------------
  Total current liabilities          30,339,444         29,224,187
                                    ------------       ------------
  Total liabilities                  30,339,444         29,224,187
                                    ------------       ------------

Commitments and contingencies


Shareholders' (Deficit)
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2009-none; 2008-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 6/30/2009 - 30,750,869               3,075,087
 3/31/2009 - 30,750,869                                  3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated (deficit)               (52,342,933)       (51,189,506)
                                    ------------       ------------
 Total shareholders' (deficit)      (29,688,019)       (28,534,592)
                                    ------------       ------------
 Total liabilities and
  shareholders' (deficit)           $   651,426       $    689,595
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)



                                             2009             2008
                                      ------------     ------------
Revenues:                             $         0      $         0
                                      ------------     ------------
Expenses:
 General and administrative           $   188,254           39,405
                                      ------------     ------------
  Total expenses                          188,254           39,405
                                      ------------     ------------

Net (loss) from operations            $  (188,254)     $   (39,405)
                                      ------------     ------------
Other income (expense)
Interest expense                         (965,173)        (805,733)
                                      ------------     ------------
Total other income (expense)             (965,173)        (805,733)
                                      ------------     ------------

Net (loss) before income taxes         (1,153,427)        (845,138)

Income tax expense                              0                0
                                      ------------     ------------
Net (loss)                             (1,153,427)     $  (845,138)
                                      ============     ============

Net (loss) per share basic/diluted    $      (.04)     $      (.03)
                                      ============     ============
Weighted average basic/diluted
  common shares outstanding            30,750,869       30,715,869
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                        FOR THE FIRST QUARTER JUNE 30, 2009



                     Preferred Stock              Common Stock
                     ---------------    ---------------------------------
                                                               Capital in      Accumu-
                    Number of    Par    Number of               Excess of       lated
                      Shares    Value    Shares     Par Value   Par Value     (Deficit)
                    ---------   -----  ----------  ----------  -----------  ------------
Balances
 March 31, 2008         0        $0    30,715,869  $3,071,587  $19,579,827  $(21,172,723)

Net (loss) for
 fiscal year ended
 March 31, 2009                                                             $(30,016,783)

Common stock
 issued for:
  Services                                35,000        3,500            0
                        -        --   ----------   ----------  -----------   ------------
Balances
 March 31, 2009         0        $0   30,750,869   $3,075,087  $19,579,827  $(51,189,506)

Net (loss) for
 three months ended
 June 30, 2009                                                               (1,153,427)

Common stock
 issued:  none
                        -        --   ----------   ----------  -----------   ------------
Balances
 June 30, 2009          0        $0   30,750,869   $3,075,587  $19,579,827  $(52,342,933)
                        =        ==   ==========   ==========  ===========  =============



The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                2009            2008
                                              -------         -------
OPERATING ACTIVITIES:
Net (loss)                                $(1,153,427)      $(845,137)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for Directors'
  fees and for services rendered                    0               0
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets/
  liabilities                                       0          (6,220)
 Decrease (increase) in prepaid
  items and deposits                            2,852          (1,546)
 Increase in accounts payable and
  other accrued expenses                        6,682          11,387
 Increase in accrued interest - related       959,788         805,733
 Increase in accrued interest - others          5,385               0
 Increase in accrued legal fees                 5,771          12,139
 Increase in accrued salaries                  44,250               0
 Increase in other accruals - related          13,800               0
 Increase in other accruals                     3,711               0
 Net cash provided by (used in)            -----------      ----------
  operating activities                       (111,187)        (23,644)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                     0        (173,447)
 Cash received, scrap metal                    24,000               0
                                            ----------       ---------
 Net cash used by investing activities         24,000        (173,447)

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                                75,869         201,197
 Common stock issued for cash                       0               0
                                            ----------       ---------
Net cash provided by financing activities      75,869         201,197

Net increase (decrease) in cash and
 cash equivalents                             (11,318)          4,106
Cash - beg. of the period                      38,827           1,308
                                            ----------       ---------
Cash - end of the period                    $  27,509        $  5,414
                                            =========        ========

Supplemental disclosures of cash information:
---------------------------------------------

                                                      Year Ended
                                            June 30, 2009     June 30, 2008
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2009

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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

     For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates. The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company's legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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


MINORITY INTEREST

During the first quarter periods ended June 30, 2009 and 2008, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of June 30, 2009 and 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government and for other employee purposes.

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

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of June 30, 2009 and 2008. The Directors approved the sale of these assets to the Rollover Individual Retirement Account of the late President of the Company at the Company's cost. The sale has not yet occurred.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)



ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   -------   --------
    Accounts receivable                 $246,466   $     0   $246,466
    Accounts payable - related parties  $247,494   $47,461   $294,955

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

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $247,494 and that the Company owes Misanse $592,723 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts and left a balance of $246,466 in accounts receivable.

More disclosure regarding the revocation of the mining permits and related issues can be found in the "Impairment of Long-Lived Assets" note that follows.

SUPPLIES HELD FOR SALE

Supplies held for sale consist of consumable items used in processing mineralized material, which are stated at the average cost.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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

IMPAIRMENTS OF LONG-LIVED ASSETS

The Company evaluates the carrying value of the unamortized balances of long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made, in accordance with Statement of Financial Accounting Standards No. 144," Accounting for the Impairment or Disposal of Long-Lived Assets" ('SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Those long-lived assets include the mine development, mineral interest, mining properties, and property, plant and equipment. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates. The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company's legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FASB Staff Position No. FAS 107-1 and APB 28-1 will have on its consolidated financial statements.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)



In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 is effective for interim and fiscal periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after
November 15, 2009.   The Company is  currently evaluating the impact that
the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("FAS 168"). FAS 168 replaces FAS 162, "The Hierarchy of Generally Accepted Accounting Principles." FAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 168 is effective for interim and fiscal periods ending after September 15, 2009.

INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries (See note 9). The Joint Venture files a U.S. partnership return.

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate. As of March 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


LOSS PER COMMON SHARE

The Company has in the past years reported its "Earnings per Share" (EPS) which presently complies with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128). As required by this standard, the Company, if applicable, could report two earnings per share amounts, basic net loss and diluted net loss per share. Basic net loss per share is computed by dividing loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of June 30, 2009 and 2008.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The number of shares that could be issued according to note 10 stock rights, but are not included in fully diluted EPS due to antidilutive effect are as follows: 19,249,131 and and 19,284,131 for the quarters ended June 30, 2009 and 2008 respectively. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, there is no difference in the loss or the number of basic or diluted shares.

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                      Net Loss        Shares         Per-Share
                                     (Numerator)   (Denominator)       Amount
                                     -----------   -------------     ---------
For the period ended June 30, 2009:
 Basic/diluted EPS
  Net loss to common Shareholders    $(1,153,427)    30,750,869    $    (0.04)
                                     ============                  ===========
For the period ended June 30, 2008:
 Basic/diluted EPS
  Net loss to common Shareholders    $  (845,138)    30,715,869    $    (0.03)
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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

On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value
Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

* Level 1 inputs to the valuation methodology are quoted prices
  (unadjusted) for identical assets or liabilities in active markets.

* Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

* Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


(3) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES
------------------------------------------------------------------

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:



                         June 30, 2009                          June 30, 2008
         ----------------------------------------       --------------------------
                  Accumulated                                     Accumulated
                     Depre-     3-31-09                              Depre-
         Cost       ciation   Impairment   Net        Cost          ciation     Net
         ----    -----------  ----------   ---        ----       -----------    ---
Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $        0 $         0  $         0  $     0  $20,904,053  $         0  $20,904,053

Prop-
erty,
Plant
and
Equip-
ment   7,179,819  (2,252,143)  (4,835,352)  92,324    7,105,176   (2,252,143)   4,853,033
      ---------- ------------ ------------ -------  ------------ -----------  -----------
      $7,179,819 $(2,252,143) $(4,835,352) $92,324  $27,367,511  $(2,252,143) $25,115,368
      ========== ============ ============ =======  ============ ============ ===========


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

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates. The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company's legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


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

As of June 30, 2009 and 2008, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2009           2008
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87   $ 79,756,706   $ 73,169,823
The Company's initial investment in the
 Joint Venture                                  3,508,180      3,508,180
Sanseb's investment in the Joint Venture        3,508,180      3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 55,656,512     52,441,547
                                             ------------   ------------
Total:                                       $142,429,578   $132,627,730
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $143,019,843   $133,217,995
                                             ============   ============

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)



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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

Because of the length of time that the permit status of the SCMP has gone unresolved, the Company is now in the process of liquidating its equipment and eventually will be terminating its lease of the land on which the SCMP is located.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

(6)  NOTES PAYABLE AND ACCRUED INTEREST
---------------------------------------


                                       06/30/09      03/31/09
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $24,426,190   $23,390,532

Other

Short-term notes and accrued
interest (June 30, 2009, $226,023
and March 31, 2009, $220,638)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   361,023       355,638
                                      -----------   -----------
Total:                                $24,787,213   $23,746,170


(7)  RELATED PARTY TRANSACTIONS
-------------------------------

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at June 30, 2009 and March 31, 2009, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $225,729 and $184,479 as of June 30, 2009 and March 31, 2009,
respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2009 and March 31, 2009:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $16,315,846 and $15,673,362 at June 30, 2009 and March 31, 2009,
respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was $642,484 and $2,334,081 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,748,736 and $1,679,874 at June 30, 2009 and March 31, 2009, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the periods ended June 30, 2009 and March 31, 2009 was $68,862 and $250,003 respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2009 and March 31, 2009:

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

In addition, this related company does from time to time use its credit facilities to purchase items needed for the Company or for the Joint Venture's mining needs.

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $4,358,242 and $4,112,818 at June 30, 2009 and March 31, 2009, respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was $169,554 and $586,238 respectively.
The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June 30, 2009 and March 31, 2009:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,216,723 and $1,168,811 at June 30, 2009 and March 31, 2009,
respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was $47,912 and $173,945 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $516,600 and $507,600 at June 30, 2009 and March 31, 2009, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $358,716 and $344,591 at June 30, 2009 and March 31, 2009, respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was $14,126 and $51,283 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $512,167.50 for 2,276.50 hours of legal services rendered from July 1980 through April 30, 2009. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $407,186 and $391,152 at June 30, 2009 and March 31, 2009, respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was $16,034 and $44,970 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


The late President's half brother has a promissory note in the sum of $20,740 and $19,923 as of June 30, 2009 and March 31, 2009, respectively; the interest for the periods ended June 30, 2009 and March 31, 2009 was was $817 and $2,965 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company's operations are profitable. Effective from October 1, 1996 to March 31, 2009, the Director fees were $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting. The Executive Committee Director fees were $400 for each meeting. At a Board of Directors' meeting held in June of 2009, the Directors agreed to amend the Director fees to be $600 for attendance at any meeting retroactive to April 1, 2009.

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended June 30, 2009 and March 31, 2009 was $25,600 and $20,800 respectively. The other salary accruals as of June 30, 2009 and March 31, 2009 are $293,345 and $64,616 respectively.

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)



Company Net Advances to the Joint Venture during the fiscal quarter ended June 30, 2009

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $78,235,144   $57,903,982
 Advances during fiscal period ended June 30, 2009   1,521,562     1,423,200
                                                   -----------   -----------
  Total Company's net advances                      79,756,706    59,327,182
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of June 30, 2009           $80,346,971   $59,327,182


(9)  INCOME TAXES
-----------------

At March 31, 2009, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $16,132,208, which may be carried forward to offset future taxable income; the net operating losses expire at various times up until the year 2023.

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate. As of March 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)


                                                    March 31
                                                    --------
Deferred Tax Assets:                      2009    Rate      2008      Rate
                                          ----    ----      ----      ----
 Net Operating Loss Carry-forwards   $ 5,484,951   34%  $ 4,462,123    34%
Valuation Allowance for Deferred
 Tax Assets                           (5,484,951) (34%)  (4,462,123)  (34%)
                                     ------------ ----- ------------  -----
Net Deferred Tax Assets:             $         0    0   $         0     0


The components of current income tax expense as of March 31, 2009 and 2008 respectively are as follows:


                                       As of March 31
                                     2009         2008
                                     ----         ----
Current federal tax expense   $         0    $       0
Current state tax expense     $         0    $       0
Change in NOL benefits        $(1,022,828)   $(842,351)
Change in valuation allowance $ 1,022,828    $ 842,351
Income tax expense            $         0    $       0


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

There were no Company common shares issued during the periods ended June 30, 2009 and March 31, 2009.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending June 30, 2009 or March 31, 2009.

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

c.  STOCK OPTION ACTIVITY:

There were no stock options issued or outstanding for the periods ending June 30, 2009 or March 31, 2009.

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

f.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares were issued during this first quarter, leaving a balance of 925,147 unissued Form S-8 common shares.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

g.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or the Company's subsidiaries. The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees. As of April 1, 2008, 800,000 common shares remained in the account. During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of June 30, 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

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

(13)  BUSINESS SEGMENTS
-----------------------

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


                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 6/30/09
 Sales and revenues                 $         0          $         0
 Depreciation & amortization                  0                    0
 Operating income (loss)                      0           (1,153,427)
 Total assets                           310,067              249,034
 Capital expenditures                         0                    0

Fiscal period ended 6/30/08
  Sales and revenues                $         0          $         0
  Depreciation & amortization                 0                    0
  Operating income (loss)                     0             (845,138)
  Total assets                       20,662,867              241,186
  Capital expenditures                  145,026                    0

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

(14) QUARTERLY FINANCIAL DATA
-----------------------------

The following is a tabulation of the quarterly operating results for the quarters ended June 30, 2009 and June 30, 2008:


                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            ---------    ----------   -----------------
First quarter 6/30/09         $0        $(1,153,427)         $.04


                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $.03


(15)  GOING CONCERN
-------------------

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

During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its exploration license areas. However, there is no guarantee that the Company can continue to provide the required capital and to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay the employees maintaining its mining equipment in El Salvador, which could result in loss of assets or impairment thereof.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine, if permitted by the Government of El Salvador. The substantial increase in the price of gold--the highest in 25 years--should increase investors' interest.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2009 (CONTINUED)

For the fiscal year ended March 31, 2009, the Company performed an impairment test over long-lived assets including mining resources and property, plant and equipment. Testing for impairment of long-lived assets requires significant management judgment regarding future cash flows, asset lives, and discount rates. The Company considered a number of factors including the cancellation of its permits by the Government of El Salvador, the fact that there has been no resolution of the Company's legal challenges to this action initiated in El Salvador, the unwillingness of the El Salvadoran Government to engage in any discussions after the Company gave notice of its intent to file for arbitration under CAFTA-DR on March 17, 2009 (and consequently, the need to file for arbitration before the International Centre for Settlement of Investment Disputes (ICSID) on July 2, 2009), and public statements made by members of the Government of El Salvador elected in March 2009.

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

(16) UNAUDITED FINANCIAL STATEMENTS
-----------------------------------

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2009 and 2008. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

At the present time, the Government of El Salvador has for all intents and purposes, prohibited precious metal mining in the Republic of El Salvador. The Company is unable to predict if and when this policy will change. This has hampered not only mining activities, but also, the Company's ability to find a suitable investment partner. On March 7, 2008. Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador. However, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Republic of El Salvador. The Company has invoked the legal process to challenge the actions taken by the Government of El Salvador against the Company.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

The Nueva Esparta Exploration License area consisted of 11,115 acres (17.36 square miles) of land to explore. Included in the exploration area were eight formerly-operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine. At the La Joya - Montemayor Mine, the Company discovered a surface vein that is over one and one half miles in length and about five to over 30 feet in width. This area is targeted to be one of the first areas to be drilled.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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


POTENTIAL RESERVES AND MINERALIZED MATERIAL
-------------------------------------------
Because the Company does not have a final feasibility study completed within the past five years, a determination that the property contains reserves is not possible at this time.

The Company does believe that the property contains substantial quantities of mineralized material containing gold and silver. There are a number of uncertainties inherent in estimating quantities of mineralized material, however, including many factors beyond the Company's control. Mineralized material estimates and estimates of gold content are based upon engineering evaluations of assay values derived from samplings of drill-holes and other openings. Additionally, declines in the market price of gold may render certain mineralized materials containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect estimates of commercially useful mineralized material. It is expected that the carbon-in-leach process will be used to produce gold at the SSGM. As the solution percolates through the heap, gold is dissolved from the mineralized material into solution. This solution is collected and processed with activated carbon, which precipitates the gold out of solution and onto the carbon. Through the subsequent processes of acid washing and pressure stripping, the gold is returned to a solution in a more highly concentrated state. This concentrated solution of gold is then processed in an electrowinning circuit, which re-precipitates the gold onto cathodes for melting into gold dore bars.

When the Company was in production certain estimates regarding this overall process were required for inventory accounting and reporting of gold estimates, the most significant of which were the amount and timing of gold to be recovered. Although the Company could calculate with reasonable certainty the tonnage and grades of gold mineralized material placed under the mill process system and laboratory analysis, the recovery and timing factors are influenced by the grade of the mineralized material under leach and the particular mineralogy of a deposit being mined. The Company's estimates were based on laboratory leaching models, which approximated the recovery from gold mineralized material under leach. From this data the Company estimated the amount of gold that could be recovered and the time it would take for recovery. If and when the Company is in production, the Company will continually monitor the actual monthly and cumulative recovery from the carbon-in-leach process as a check against the laboratory models.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

Contingent fund availability, inflation
costs and for accelerating the above
projects                                          U.S. $ 7 million net
                                                  ----------------------
Total                                             U.S. $30 million net



All of the Company's mining interests are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office issued the following three concessions/licenses which have now been revoked or suspended:

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

If the Company's permits to conduct mining activity are restored, the Company will need to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

The Company estimates that it will need U.S. $19 million to start a 2,000 ton-per-day open-pit, heap-leaching operation. Eventually the production capacity would be increased in stages to 6,000 tons per day so that annual production could be 113,000 ounces of gold at the SSGM. The use of the $19,000,000 proceeds is expected to be as follows: $8,745,000 for mining equipment and the completion of erecting a crushing system; $4,010,560 for the processing equipment and site and infrastructure costs; and a sum of $6,244,440 is to be used for working capital. The once depressed price of gold has substantially increased during the last two years. The Company's low common share market price is a major deterrent in raising cash for the Company's programs.

The Company continues to be cognizant of its cash liquidity problem until it is able to produce adequate profits from its SSGM gold production. It will attempt to obtain sufficient funds to assist the Joint Venture in placing the SSGM into production. In order to continue obtaining funds to conduct the Joint Venture's proposed exploration and exploitation, development, and expansion programs, and the production of gold from the SSGM open-pit, heap-leaching operation, it is necessary for the Company to obtain funds from outside sources. The Company may have to borrow funds by issuing open-ended, secured, on-demand or unsecured promissory notes, by selling its shares to its directors, officers and other interested accredited investors, or by entering into a joint venture, merging, or developing an acceptable form of a business combination with others.

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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    47,462   $      20   $     47,482
Accounts payable - Comseb                247,494       2,708        250,202
Notes payable and accrued interest    24,426,190     361,023     24,787,213
Accruals - salaries                    3,749,131                  3,749,131
Accruals - legal fees                    512,168                    512,168
Accruals - other - Commerce              542,200     185,221        727,421
Accruals - other - Comseb                            265,827        265,827
                                     -----------    --------    -----------
  Total                              $29,524,645    $814,799    $30,339,444

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE FISCAL PERIOD ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008
-----------------------------------------------------------------------

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement or is able to procure the funds it requires to rehabilitate, retrofit, overhaul, and expand its SCMP to commence an open-pit, heap-leach gold producing operation at the SSGM site. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,153,427 or $.04 cents per share for its fiscal quarter ended June 30, 2009. This compares to a net loss of $845,138 or $.03 cents per share for the fiscal year ended June 30, 2008. The Company has chosen to stop capitalizing mining expenses due to the changes in the El Salvadoran political climate and economy. This has caused a significantly greater loss in the most recent period.


There was no current or deferred provision for income taxes during the fiscal quarter ended June 30, 2009 or 2008. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal quarters ended June 30, 2009 or 2008. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $965,173 was recorded by the Company during this fiscal quarter compared to $805,733 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The ensuing discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-K. Certain amounts included in or affecting the Company's financial statements and related disclosures must be estimated, requiring that certain assumptions be made with respect to values or conditions which cannot be made with certainty at the time the financial statements are prepared. Therefore, the reported amounts of the Company's assets and liabilities, revenues and expenses, and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amorti-zation determination; recoverability and timing of gold production from the heap-leaching process; environmental, reclamation and closure obligations; asset impairments (including estimates of future cash flows); useful lives and residual values of intangible assets; fair value of financial instruments; valuation allowances for deferred tax assets; non monetary transactions; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

For the fiscal year ended March 31, 2009, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged. Reference is made to Item 8. Financial Statements and Supplementary Data, Note 2 in the Company's Form 10-K for its fiscal year ended March 31, 2009, for additional details.

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

The Company processed gold at the SSGM site from 1972-1978 and the Joint Venture processed gold from March 1995 through December 1999 at the SCMP through a start-up or preliminary operation, which was a forerunner of its greater goals. The Company's revenues, profitability and cash flow are likely to be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors which will be beyond the Company's control, such as, expectations for inflation, the strength of the U.S. dollar, overproduction of gold, global and regional demand, acts of terrorism, or political and economic conditions. The combined effect of these and other factors is difficult, perhaps impossible to predict. Should the market price of gold fall below the Company's production costs and remain at such level for any sustained period, the Company, even if in production, could experience losses.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


EMPLOYEES
---------

As of June 30, 2009, the Joint Venture employed approximately 25 to 30 full-time persons in El Salvador, to provide 24-hour seven-day-a-week security at three different sites; to provide engineering, geology, drafting, and computer-related services; and to handle the administration of its activities. None of the employees are covered by any collective bargaining agreements. It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone. Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold the Company's common shares which were issued to the Commerce Group Corp. Employee Benefit Account. El Salvador employees are entitled to receive severance pay, which is based on one month's pay for each year of employment.

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

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions. The issuances of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN). On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area. Reference is made to "Cash Deposits and Surety Bonds for an explanation of the lawsuit filed against the El Salvador Ministry of Environment for the revoking of the Company's environmental license. These permits have been revoked, and appeals are pending.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction. At present, the Company's future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver. Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the past five years (March 31, 2004 to March 31, 2009) the London PM Fix gold price has fluctuated between a low of about $375 per ounce in May of 2004 and a high of over $1011 per ounce in March 2008. The Company expects gold to be its primary product in the future, but the Company can not currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows during 2008.


FOREIGN CURRENCY
----------------

The price of gold is denominated in U.S. dollars, and the Company's current gold production operations and significant properties are located in the Republic of El Salvador. The Republic of El Salvador converted its money into the U.S. dollar system on January 12, 2001 therefore, the Republic of El Salvador's national currency is the U.S. dollar.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)



ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

REPORT ON CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2008
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2009, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - JUNE 30, 2009
                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There is no pending litigation in the United States. However, in the Republic of El Salvador, Central America, the Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. For more details, reference is made to "Environmental Matters." Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

          On March 17, 2009, the Company's attorneys delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR). The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009.

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  August 14, 2009           /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer