Form 10-Q
period 2009-09-30
COMMERCE GROUP CORP /WI/
filed 2009-11-12
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended SEPTEMBER 30, 2009

                                     or

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

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of September 30, 2009.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

               FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2009

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

         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Cash Flows                           6
         Notes to the Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  22
Item 3.  Quantitative and Qualitative Disclosures about Market Risk     27
Item 4.  Controls and Procedures                                        27

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              29
Item 2.  Changes in Securities                                          29
Item 3.  Default Upon Senior Securities                                 29
Item 4.  Submission of Matters to a Vote of Security Holders            29
Item 5.  Other Information                                              29
Item 6.  Exhibits and Reports on Form 8-K                               30

SIGNATURES:
         Registrant's Signature Page                                    30
         Certification of Chief Executive Officer (Section 302)         31
         Certification of Chief Financial Officer (Section 302)         32
         Certification of Chief Executive Officer (Section 906)         33
         Certification of Chief Financial Officer (Section 906)         34

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     09/30/09
                                    (Unaudited)           03/31/09
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     8,152        $    38,827
 Other current assets                   233,977            233,977
 Accounts receivable - related          248,524            246,466
 Supplies held for sale                  39,562             39,562
 Prepaid items and deposits              11,265             14,439
                                    ------------       ------------
  Total current assets                  541,480            573,271

Property, plant and equipment, net       78,324            116,324
                                    ------------       ------------
  Total assets                      $   619,804        $   689,595
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' (DEFICIT)
             ---------------------------------------

Current liabilities
 Accounts payable                   $     5,310        $    16,659
 Accounts payable - related             300,586            274,344
 Notes and accrued interest
  payable to related parties         25,529,180         23,390,532
 Notes and accrued interest
  payable to others                     366,467            355,638
 Accrued salaries                     3,793,381          3,704,881
 Accrued legal fees                     528,401            506,396
 Other accrued expenses - other         457,426            447,337
 Other accrued expenses - related       551,200            528,400
                                    ------------       ------------
  Total current liabilities          31,531,951         29,224,187
                                    ------------       ------------
  Total liabilities                  31,531,951         29,224,187
                                    ------------       ------------

Commitments and contingencies


Shareholders' (Deficit)
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2009-none; 2008-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 9/30/2009 - 30,750,869               3,075,087
 3/31/2009 - 30,750,869                                  3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated (deficit)               (53,567,061)       (51,189,506)
                                    ------------       ------------
 Total shareholders' (deficit)      (30,912,147)       (28,534,592)
                                    ------------       ------------
 Total liabilities and
  shareholders' (deficit)           $   619,804       $    689,595
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)



                          Three Months Ended
                            Second Quarter             Six Months Ended
                         09/30/09     09/30/08      09/30/09      09/30/08
                        -----------  -----------  -----------   ------------
Revenues:               $        0   $        0   $         0   $         0

Expenses:
 General and
   administrative          204,521       40,080       392,775        79,485
                        -----------  -----------  ------------  ------------
 Total expenses            204,521       40,080       392,755        79,485

Net loss from operations  (204,521)     (40,080)     (392,755)      (79,485)
Other income                     0            0             0             0
Interest expense        (1,019,607)    (851,297)   (1,984,780)   (1,657,030)
                        -----------  -----------  ------------  ------------
Net loss before income
 taxes                  (1,224,128)    (891,377)   (2,377,555)   (1,736,515)
Income tax expense               0            0             0             0
                        -----------  -----------  ------------  ------------
Net loss               $(1,224,128)  $ (891,377)  $(2,377,555)  $(1,736,515)
                       ============  ===========  ============  ============
Net loss per share
 basic/diluted          $     (.04)  $     (.03)  $      (.08)  $      (.06)
                        ===========  ===========  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,750,869   30,719,790   30,750,869    30,723,711
                        ===========  ===========  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                2009            2008
                                              -------         -------
OPERATING ACTIVITIES:
Net (loss)                                $(2,377,555)      $(1,736,515)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for Directors'
  fees and for services rendered                    0             3,500
 Changes in assets and liabilities:
 Decrease (increase) in accounts
  receivable and other current assets/
  liabilities                                  (2,058)           (6,950)
 Decrease (increase) in prepaid
  items and deposits                            3,174              (738)
 Increase in accounts payable and
  other accrued expenses                       14,894           (66,017)
 Increase in accrued interest - related     1,984,778         1,657,030
 Increase in accrued interest - others         10,830                 0
 Increase in accrued legal fees                22,005            21,341
 Increase in accrued salaries                  88,500                 0
 Increase in other accruals - related          22,800                 0
 Increase in other accruals                    10,089                 0
 Net cash provided by (used in)            -----------      ------------
  operating activities                       (222,543)         (128,349)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                     0          (326,789)
 Cash received, scrap metal                    38,000                 0
                                            ----------       -----------
 Net cash used by investing activities         38,000          (326,789)

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                               153,868           465,168
                                            ----------        ---------
Net cash provided by financing activities     153,868           465,168

Net increase (decrease) in cash and
 cash equivalents                             (30,675)           10,030
Cash - beg. of the period                      38,827             1,308
                                            ----------       ----------
Cash - end of the period                    $   8,152        $   11,338
                                            =========        ==========

Supplemental disclosures of cash information:
---------------------------------------------

                                                 Year Ended
                                   September 30, 2009   September 30, 2008
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

GENERAL

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


(2)  GOING CONCERN

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

Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine, if permitted by the Government of El Salvador. The substantial increase in the price of gold should increase investors' interest.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)



(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

BASIS OF PRESENTATION:

The financial statements have been prepared by the Registrant pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

UNAUDITED INFORMATION

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

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


MINORITY INTEREST

During the second quarter periods ended September 30, 2009 and 2008, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of September 30, 2009 and 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of September 30, 2009 and 2008.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)


ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   -------   --------
    Accounts receivable                 $248,524   $     0   $248,524
    Accounts payable - related parties  $248,524   $52,062   $300,586


The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $248,524 and that the Company owes Misanse $594,781 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts and left a balance of $248,524 in accounts receivable.

SUPPLIES HELD FOR SALE

Supplies held for sale consist of consumable items used in processing mineralized material, which are stated at the average cost.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)


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

IMPAIRMENTS OF LONG-LIVED ASSETS

The Company evaluates the carrying value of the unamortized balances of long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made, in accordance with GAAP, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Those long-lived assets include the mine development, mineral interest, mining properties, and property, plant and equipment. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

Reference is made to note (2) Going Concern for additional information.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)


ASSET RETIREMENT OBLIGATIONS

Accounting for Asset Retirement Obligations is in accordance with GAAP which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company's statement of operations. No impairment has been recorded as of the periods presented.


NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING POLICY

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles ("GAAP") hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification ("ASC"), also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.


LOSS PER COMMON SHARE

In accordance with GAAP, the basic net loss per share is computed by dividing net loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of September 30, 2009 and 2008.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The number of shares that could be issued according to note 9, but are not included in fully diluted
EPS due to antidilutive effect are as follows: 19,249,131 and and 19,276,289 for the quarters ended September 30, 2009 and 2008 respectively. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, there is no difference in the loss or the number of basic or diluted shares.

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                      Net Loss        Shares         Per-Share
                                     (Numerator)   (Denominator)       Amount
                                     -----------   -------------     ---------
For the period ended September 30, 2009:
 Basic/diluted EPS
  Net loss to common Shareholders    $(2,377,555)    30,750,869    $    (0.08)
                                     ============                  ===========
For the period ended September 30, 2008:
 Basic/diluted EPS
  Net loss to common Shareholders    $(1,736,515)    30,723,711    $    (0.06)
                                     ============                  ===========

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)


(4) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:



                         September 30, 2009                         September 30, 2008
         ----------------------------------------       --------------------------
                  Accumulated                                     Accumulated
                     Depre-     3-31-09                              Depre-
         Cost       ciation   Impairment   Net        Cost          ciation     Net
         ----    -----------  ----------   ---        ----       -----------    ---
Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $        0 $         0  $         0  $     0  $21,029,305  $         0  $21,029,305

Prop-
erty,
Plant
and
Equip-
ment   7,165,819  (2,252,143)  (4,835,352)  78,324    7,106,134   (2,252,143)   4,853,991
      ---------- ------------ ------------ -------  ------------ -----------  -----------
      $7,165,819 $(2,252,143) $(4,835,352) $78,324  $28,135,439  $(2,252,143) $25,883,296
      ========== ============ ============ =======  ============ ============ ===========


Vehicles, office, mining and laboratory equipment, buildings, etc. are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to ten years. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions are included in operations. Reference is made to Property, Plant and Equipment in note (3) Summary of Significant Accounting Policies.

Reference is made to note (2) Going Concern for additional information.

(5)  COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")

As of September 30, 2009 and 2008, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2009           2008
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87   $ 81,367,214   $ 74,974,571
The Company's initial investment in the
 Joint Venture                                  3,508,180      3,508,180
Sanseb's investment in the Joint Venture        3,508,180      3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 56,396,261     53,372,269
                                             ------------   ------------
Total:                                       $144,779,835   $135,363,200
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $145,370,100   $135,953,465
                                             ============   ============

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)


EXPLORATION ACTIVITY

The Joint Venture plans to resume its exploration and expansion program and to identify and develop gold ore reserves in the area surrounding the SSGM, if permitted to do so by the Government of El Salvador and if the necessary financing is obtained. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of its exploration permits at the San Sebastian and Nueva Esparta areas. The Company believes this notice is unwarranted and an appeal is pending.

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

In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's request for an extension of its exploration permit. The Company is contesting these actions.

NUEVA ESPARTA EXPLORATION LICENSE (NUEVA ESPARTA) UNDER EL SALVADOR RESOLUTION NO. 271 - APPROXIMATELY 45 SQUARE KILOMETERS (11,115 ACRES) LOCATED IN THE DEPARTMENTS OF LA UNION AND MORAZAN, EL SALVADOR, CENTRAL AMERICA

In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of its exploration permit at the Nueva Esparta area. The Company is contesting these actions.

SCMP LAND AND BUILDING LEASE

Because of the length of time that the permit status of the SCMP has gone unresolved and the expenses associated with the lease, the Company is now in the process of liquidating its equipment, and eventually will be terminating its lease of the land on which the SCMP is located.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

(6)  NOTES PAYABLE AND ACCRUED INTEREST

                                       09/30/09      03/31/09
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $25,529,180   $23,390,532

Other

Short-term notes and accrued
interest (September 30, 2009, $231,468
and March 31, 2009, $220,638)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   366,468       355,638
                                      -----------   -----------
Total:                                $25,895,648   $23,746,170


(7)  RELATED PARTY TRANSACTIONS

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at September 30, 2009 and March 31, 2009, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $266,979 and $184,479 as of September 30, 2009 and March 31, 2009, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2009 and March 31, 2009:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $16,992,116 and $15,673,362 at September 30, 2009 and March 31, 2009,
respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $676,270 and $576,207 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,821,219 and $1,679,874 at September 30, 2009 and March 31, 2009, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the three months ended September 30, 2009 and September 30, 2008 was $72,483 and $61,696
respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2009 and March 31, 2009:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $4,629,443 and $4,112,818 at September 30, 2009 and March 31, 2009, respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $182,373 and $141,263 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2009 and March 31, 2009:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,267,155 and $1,168,811 at September 30, 2009 and March 31, 2009, respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $50,432 and $42,926 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $525,600 and $507,600 at September 30, 2009 and March 31, 2009, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $373,585 and $344,591 at September 30, 2009 and March 31, 2009, respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $14,868 and $12,656 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $528,401.25 for 2,348.45 hours of legal services rendered from July 1980 through August 31, 2009. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $424,063 and $391,152 at September 30, 2009 and March 31, 2009, respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $16,877 and $9,010 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

The late President's half brother has a promissory note in the sum of $21,599 and $19,923 as of September 30, 2009 and March 31, 2009,
respectively; the interest for the three months ended September 30, 2009 and September 30, 2008 was $860 and $732 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended September 30, 2009 and March 31, 2009 was $25,600 and $20,800 respectively. The other salary accruals as of September 30, 2009 and March 31, 2009 are $70,616 and $64,616 respectively.

(8)  COMMITMENTS AND CONTINGENCIES

Reference is made to Notes 3, 5, 6, 7, 9, 10, and 11.

ENVIRONMENTAL REGULATIONS AND COMPLIANCE

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

Based upon current knowledge, the Company believes that it is in compliance with the U.S. and El Salvadoran environmental laws and regulations as currently promulgated. However, the exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted, primarily because of the increasing number, complexity and changing character of environmental requirements that may be enacted or of the standards being promulgated by governmental authorities. Also, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

CASH DEPOSITS AND SURETY BONDS

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions. The issuances of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).

The Company was required to provide cash deposits or surety bonds in connection with obtaining these environmental permits and complied with the requirements.

Thereafter, On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP. On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.

In 2007 the bonds acquired by the Company were returned after the September 2006 revocation of the environmental permits under MARN
Resolution No. 3249-779-2006 dated July 5, 2006 and MARN Resolution No. 3026-783-2006 dated July 6, 2006.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

LEASE COMMITMENTS

The month-to-month lease of its offices is described in note (7) Related Party Transactions of the Notes to the Consolidated Financial Statements. The lease of the SCMP and other mining leases are described in note (5) Commerce/Sanseb Joint Venture ("Joint Venture") of the Notes to the Consolidated Financial Statements. Reference is also made note (5) Synopsis of Real Estate Ownership and Leases in the Company's Form 10-K for its fiscal year ended March 31, 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

Company Net Advances to the Joint Venture during the fiscal quarter ended September 30, 2009

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $79,756,706   $59,327,182
 Advances during fiscal period ended 9/30/09         1,610,508     1,467,248
                                                   -----------   -----------
  Total Company's net advances                      81,367,214    60,794,430
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of 9/30/09                 $81,957,479   $60,794,430


(9)  DESCRIPTION OF SECURITIES

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 30,715,869 shares were issued and outstanding as of March 31, 2009 and 2008.

There were no Company common shares issued during the periods ended September 30, 2009 and March 31, 2009.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending September 30, 2009 or March 31, 2009.

c.  STOCK OPTION ACTIVITY:

There were no stock options issued or outstanding for the periods ending September 30, 2009 or March 31, 2009.

d.  S.E.C. FORM S-8 REGISTRATION

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company's $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration. No shares were issued during this second quarter, leaving a balance of 925,147 unissued Form S-8 common shares.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

e.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or
the Company's subsidiaries.   As of April 1, 2008, 800,000 common shares
remained in the account. During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of September 30, 2009.

(10)  LITIGATION

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

On March 18, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR). The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009. The request for arbitration was registered with the ICSID on August 21, 2009.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 (CONTINUED)

(11)  BUSINESS SEGMENTS

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploitation and exploration of precious metals. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 9/30/09
 Sales and revenues                 $         0          $         0
 Depreciation & amortization                  0                    0
 Operating income (loss)                      0           (2,377,555)
 Total assets                           303,102              238,378
 Capital expenditures                         0                    0

Fiscal period ended 9/30/08
  Sales and revenues                $         0          $         0
  Depreciation & amortization                 0                    0
  Operating income (loss)                     0           (1,736,515)
  Total assets                       20,787,259              242,047
  Capital expenditures                  273,722                    0

(12) QUARTERLY FINANCIAL DATA

The following is a tabulation of the quarterly operating results for the quarters ended September 30, 2009 and September 30, 2008:

                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            ---------    ----------   -----------------
First quarter 6/30/09         $0        $(1,153,427)         $(.04)
Second quarter 9/30/09        $0        $(1,224,128)         $(.04)

                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $(.03)
Second quarter 9/30/08         $0        $(891,377)         $(.03)

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2009
                        PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2009 and 2008. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OVERVIEW

All of the Company's mining interests are located in the Republic of El Salvador, Central America. The Government of El Salvador (GOES) via the Ministry of Economy's office issued three concessions/licenses which have now been revoked or suspended. Reference is made to note (5) Commerce/Sanseb Joint Venture ("Joint Venture").

At the present time, the Government of El Salvador has for all intents and purposes, prohibited precious metal mining in the Republic of El Salvador. The Company is unable to predict if and when this policy will change. This has hampered not only mining activities, but also, the Company's ability to find a suitable investment partner. On March 7, 2008. Commerce entered into a tentative arrangement with another company to perform exploration in El Salvador. In view of these uncertainties, that company has decided not to continue its efforts to enter into a transaction relating to Commerce's San Sebastian Gold Mine in the Republic of El Salvador. The Company has invoked the legal process to challenge the actions taken by the Government of El Salvador against the Company.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - SEPTEMBER 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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


FINANCING ACTIVITIES, LIQUIDITY AND CAPITAL RESOURCES

The Company has no revenues because it is not in production and it requires funds to purchase the necessary equipment, inventory and working capital to commence processing mineralized material.

If the Company's permits to conduct mining activity are restored, the Company will need to raise adequate funds from outside sources for this operation; the amount required is dependent on the targeted daily volume of production. However, the Company estimates that at least $30 million (net) in funding is needed for the expansion of exploration opportunities and to resume production of gold and silver from its San Sebastian Gold Mine located near the City of Santa Rosa de Lima, Republic of El Salvador, Central America.

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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    52,062   $   2,602   $     54,664
Accounts payable - Comseb                248,524       2,708        251,232
Notes payable and accrued interest    25,529,180     366,467     25,895,647
Accruals - salaries                    3,793,381                  3,793,381
Accruals - legal fees                    528,401                    528,401
Accruals - other - Commerce              551,200     188,639        739,839
Accruals - other - Comseb                            268,787        268,787
                                     -----------    --------    -----------
  Total                              $30,702,748    $829,203    $31,531,951

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - SEPTEMBER 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $2,377,555 or $.08 cents per share for the six months ended September 30, 2009. This compares to a net loss of $1,736,515 or $.06 cents per share for the six months ended September 30, 2008. The Company has chosen to stop capitalizing mining expenses due to the changes in the El Salvadoran political climate and economy. This has caused a significantly greater loss in the most recent period. It also caused a significant increase in the general and administration expenses which were $392,755 for the six months ended September 30, 2009 compared to $79,485 for the six months ended September 30, 2008.

There was no current or deferred provision for income taxes during the six months ended September 30, 2009 or 2008. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the six months ended September 30, 2009 or 2008. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,984,780 was recorded by the Company during this six-month period compared to $1,657,030 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement.
The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,224,128 or $.04 cents per share for its three months ended September 30, 2009. This compares to a net loss of $891,377 or $.03 cents per share for the three months ended September 30, 2008. The Company has chosen to stop capitalizing mining expenses due to the changes in the El Salvadoran political climate and economy. This has caused a significantly greater loss in the most recent period. It also caused a significant increase in the general and administration expenses which were $204,521 for the three months ended September 30, 2009 compared to $40,080 for the three months ended September 30, 2008.

There was no current or deferred provision for income taxes during the three months ended September 30, 2009 or 2008. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the three months ended September 30, 2009 or 2008. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,019,607 was recorded by the Company during this three-month period compared to $851,297 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - SEPTEMBER 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q.

The preparation of the Company's financial statements requires that the Company make estimates and assumptions that affect the amounts reported in its financial statements and the accompanying notes. The Company has identified certain policies that it believes are important to the portrayal of its financial condition and results of operations.
These policies require the application of significant judgment by the Company's management. The Company bases its estimates on historical experience, industry standards, and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on the Company's financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on the Company's accounting policies can be found in the notes to the Company's financial statements contained in its Form 10-K for its fiscal year ended March 31, 2009. There have been no significant changes to these policies during the period discussed in this report on Form 10-Q.

RISK FACTORS

The Company's right to explore for gold and silver and to conduct mining at its properties in El Salvador is dependent upon permission from the
Government of El Salvador.    At the present time, the Government of El
Salvador has for all intents and purposes, prohibited precious metal mining in the Republic of El Salvador. The Company is unable to predict if and when this policy will change. This has hampered not only mining activities, but also, the Company's ability to find a suitable investment partner.

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

The Company's main objective and plan has been to operate a moderate tonnage, low-grade, open-pit, heap-leaching operation to mine gold on its SSGM site. Since the death of Commerce's long-time Chairman Edward L. Machulak on October 21, 2007, the Company has been directing most of its efforts toward finding a compatible acquisition, merger, or other business arrangement. At the present time, the Company cannot proceed with its plans because the government of El Salvador has revoked the necessary permits.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - SEPTEMBER 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - SEPTEMBER 30, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2009, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - SEPTEMBER 30, 2009
                          PART II - OTHER INFORMATION

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

          On March 17, 2009, the Company's attorneys delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR). The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. Since the Company received no response to the Notice of Intent, it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR on July 2, 2009. The request for arbitration was registered with the ICSID on August 21, 2009.

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  November 12, 2009         /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer