Form 10-Q
period 2009-12-31
COMMERCE GROUP CORP /WI/
filed 2010-02-05
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended DECEMBER 31, 2009

                                     or

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

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of December 31, 2009.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

               FOR THE THIRD QUARTER ENDED DECEMBER 31, 2009

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

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                          CONSOLIDATED BALANCE SHEETS

                                     12/31/09
                                    (Unaudited)           03/31/09
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $    11,242        $    38,827
 Other current assets                   233,977            233,977
 Accounts receivable - related          249,553            246,466
 Supplies held for sale                   6,928             39,562
 Prepaid items and deposits              11,236             14,439
                                    ------------       ------------
  Total current assets                  512,936            573,271

Property, plant and equipment, net       76,323            116,324
                                    ------------       ------------
  Total assets                      $   589,259        $   689,595
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' (DEFICIT)
             ---------------------------------------

Current liabilities
 Accounts payable                   $     4,388        $    16,659
 Accounts payable - related             301,653            274,344
 Notes and accrued interest
  payable to related parties         26,676,921         23,390,532
 Notes and accrued interest
  payable to others                     371,912            355,638
 Accrued salaries                     3,837,631          3,704,881
 Accrued legal fees                     543,802            506,396
 Other accrued expenses - other         413,555            447,337
 Other accrued expenses - related       565,000            528,400
                                    ------------       ------------
  Total current liabilities          32,714,862         29,224,187
                                    ------------       ------------
  Total liabilities                  32,714,862         29,224,187
                                    ------------       ------------

Commitments and contingencies


Shareholders' (Deficit)
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding
 2009-none; 2008-none               $         0        $         0

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 Issued and outstanding:
 12/31/2009 - 30,750,869              3,075,087
 3/31/2009 - 30,750,869                                  3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated (deficit)               (54,780,517)       (51,189,506)
                                    ------------       ------------
 Total shareholders' (deficit)      (32,125,603)       (28,534,592)
                                    ------------       ------------
 Total liabilities and
  shareholders' (deficit)           $   589,259       $    689,595
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIOD ENDED DECEMBER 31 (UNAUDITED)



                          Three Months Ended
                            Third Quarter             Nine Months Ended
                         12/31/09     12/31/08      12/31/09      12/31/08
                        -----------  -----------  -----------   ------------
Revenues:               $        0   $        0   $         0   $         0

Expenses:
 General and
   administrative          148,171       31,501       540,946       110,986
                        -----------  -----------  ------------  ------------
 Total expenses            148,171       31,501       540,946       110,986

Net loss from operations  (148,171)     (31,501)     (540,946)     (110,986)
Other income                     0            0             0             0
Interest expense        (1,065,284)    (895,142)   (3,050,064)   (2,552,172)
                        -----------  -----------  ------------  ------------
Net loss before income
 taxes                  (1,213,455)    (926,643)   (3,591,010)   (2,663,158)
Income tax expense               0            0             0             0
                        -----------  -----------  ------------  ------------
Net loss               $(1,213,455)  $ (926,643)  $(3,591,010)  $(2,663,158)
                       ============  ===========  ============  ============
Net loss per share
 basic/diluted          $     (.04)  $     (.03)  $      (.12)  $      (.09)
                        ===========  ===========  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,750,869   30,721,097   30,750,869    30,723,711
                        ===========  ===========  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

         COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)

                                                2009            2008
                                              -------         -------
OPERATING ACTIVITIES:
Net (loss)                                $(3,591,010)      $(2,663,158)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
 Common stock issued for Directors'
  fees and for services rendered                    0             3,500
 Changes in assets and liabilities:
Decrease (increase) in mining supplies         31,968                 0
Decrease (increase) in accounts
  receivable and other current assets/
  liabilities                                  (3,087)           (6,951)
 Decrease (increase) in prepaid
  items and deposits                            3,203               136
 Increase in accounts payable and
  other accrued expenses                       15,038           (89,185)
 Increase in accrued interest - related     3,050,065         2,552,172
 Increase in accrued interest - others         16,274                 0
 Increase in accrued legal fees                37,406            24,345
 Increase in accrued salaries                 132,750                 0
 Increase in other accruals - related          36,600                 0
 Increase in other accruals                   (33,783)                0
 Net cash provided by (used in)            -----------      ------------
  operating activities                       (304,576)         (179,141)

INVESTING ACTIVITIES:
 Investment in mining resources and
  property, plant and equipment                     0          (461,058)
 Cash received, scrap metal                    40,667                 0
                                            ----------       -----------
 Net cash used by investing activities         40,667          (461,058)

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                               236,324           684,978
                                            ----------        ---------
Net cash provided by financing activities     236,324           684,978

Net increase (decrease) in cash and
 cash equivalents                             (27,585)           44,779
Cash - beg. of the period                      38,827             1,308
                                            ----------       ----------
Cash - end of the period                    $  11,242        $   46,087
                                            =========        ==========

Supplemental disclosures of cash information:
---------------------------------------------

                                                 Year Ended
                                   December 31, 2009    December 31, 2008
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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2009

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

During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its exploration license areas. However, there is no guarantee that the Company can continue to provide the required capital and to keep the Company's assets maintained. If the Company was unable to raise sufficient funds, the Company would be unable to pay its employees in El Salvador, which could result in loss of assets or impairment thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)



(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements. The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

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


MINORITY INTEREST

During the third quarter periods ended December 31, 2009 and 2008, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

Other current assets consist primarily of assets held in an employee benefit account stated at cost of $101,529 as of December 31, 2009 and 2008. The funds are to be used primarily to pay the El Salvadoran employee medical benefits and pension benefits as required by the El Salvadoran Government.

Also included in other current assets are certain precious stones and jewelry stated at cost of $132,448 as of December 31, 2009 and 2008.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)


ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   -------   --------
    Accounts receivable                 $249,553   $     0   $249,553
    Accounts payable - related parties  $249,553   $52,100   $301,653


The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $249,553 and that the Company owes Misanse $595,810 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts and left a balance of $249,553 in accounts receivable.

SUPPLIES HELD FOR SALE

Supplies held for sale consist of consumable items used in processing mineralized material. The Company is in the process of liquidating its consumables and has reduced the value to the amount it anticipates to recover.


CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)


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


NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING POLICY

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:
SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended July 31, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140"), which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)") which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:
SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company's financial statements.

LOSS PER COMMON SHARE

In accordance with GAAP, the basic net loss per share is computed by dividing net loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of December 31, 2009 and 2008.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The number of shares that could be issued according to note 9, but are not included in fully diluted
EPS due to antidilutive effect are as follows: 19,249,131 and and 19,276,289 for the quarters ended December 31, 2009 and 2008 respectively. Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively. Therefore, there is no difference in the loss or the number of basic or diluted shares.

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                      Net Loss        Shares         Per-Share
                                     (Numerator)   (Denominator)       Amount
                                     -----------   -------------     ---------
For the period ended December 31, 2009:
 Basic/diluted EPS
  Net loss to common Shareholders    $(3,591,010)    30,750,869    $    (0.12)
                                     ============                  ===========
For the period ended December 31, 2008:
 Basic/diluted EPS
  Net loss to common Shareholders    $(2,663,158)    30,723,711    $    (0.09)
                                     ============                  ===========

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)


(4) INVESTMENT IN PROPERTY, PLANT, EQUIPMENT  AND MINING RESOURCES

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:



                         December 31, 2009                         December 31, 2008
         ----------------------------------------       --------------------------
                  Accumulated                                     Accumulated
                     Depre-     3-31-09                              Depre-
         Cost       ciation   Impairment   Net        Cost          ciation     Net
         ----    -----------  ----------   ---        ----       -----------    ---
Min-
eral
Prop-
erties
and
De-
ferred
De-
velop-
ment  $        0 $         0  $         0  $     0  $21,143,329  $         0  $21,143,329

Prop-
erty,
Plant
and
Equip-
ment   7,163,817  (2,252,143)  (4,835,352)  76,322    7,108,342   (2,252,143)   4,856,199
      ---------- ------------ ------------ -------  ------------ -----------  -----------
      $7,163,817 $(2,252,143) $(4,835,352) $76,322  $28,251,671  $(2,252,143) $25,999,528
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

(5)  COMMERCE/SANSEB JOINT VENTURE ("JOINT VENTURE")

As of December 31, 2009 and 2008, the Company, Sanseb and three of the Company's subsidiaries have invested (including carrying costs) the following in its Joint Venture:

                                                 2009           2008
                                                 ----           ----
The Company's advances
(net of gold sale proceeds) since 09/22/87   $ 82,995,579   $ 76,684,138
The Company's initial investment in the
 Joint Venture                                  3,508,180      3,508,180
Sanseb's investment in the Joint Venture        3,508,180      3,508,180
Sanseb's investment in the mining projects
 and amount due to the Company                 57,145,842     54,229,294
                                             ------------   ------------
Total:                                       $147,157,781   $137,929,792
Advances by the Company's three subsidiaries      590,265        590,265
                                             ------------   ------------
Combined total investment                    $147,748,046   $138,520,057
                                             ============   ============

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)


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

SCMP LAND AND BUILDING LEASE

Because of the length of time that the permit status of the SCMP has gone unresolved and the expenses associated with the lease, the Company is now in the process of liquidating its equipment and inventory, and has terminated its lease of the land on which the SCMP is located.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

(6)  NOTES PAYABLE AND ACCRUED INTEREST

                                       12/31/09      03/31/09
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 7)       $26,676,921   $23,390,532

Other

Short-term notes and accrued
interest (December 31, 2009, $236,912
and March 31, 2009, $220,638)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   371,912       355,638
                                      -----------   -----------
Total:                                $27,048,833   $23,746,170


(7)  RELATED PARTY TRANSACTIONS

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at December 31, 2009 and March 31, 2009, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $308,229 and $184,479 as of December 31, 2009 and March 31, 2009, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2009 and March 31, 2009:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $17,696,416 and $15,673,362 at December 31, 2009 and March 31, 2009,
respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $704,300 and $599,883 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,896,706 and $1,679,874 at December 31, 2009 and March 31, 2009, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the three months ended December 31, 2009 and December 31, 2008 was $75,487 and $64,253
respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2009 and March 31, 2009:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $4,910,918 and $4,112,818 at December 31, 2009 and March 31, 2009, respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $193,574 and $152,041 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2009 and March 31, 2009:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,319,677 and $1,168,811 at December 31, 2009 and March 31,
2009, respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $52,522 and $44,705 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $534,600 and $507,600 at December 31, 2009 and March 31, 2009, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $389,070 and $344,591 at December 31, 2009 and March 31, 2009, respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $15,485 and $13,180 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $543,802.50 for 2,416.90 hours of legal services rendered from July 1980 through November 30, 2009. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $441,640 and $391,152 at December 31, 2009 and March 31, 2009, respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $17,577 and $14,873 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

The late President's half brother has a promissory note in the sum of $22,495 and $19,923 as of December 31, 2009 and March 31, 2009,
respectively; the interest for the three months ended December 31, 2009 and December 31, 2008 was $895 and $762 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended December 31, 2009 and March 31, 2009 was $30,400 and $20,800 respectively. The other salary accruals as of December 31, 2009 and March 31, 2009 are $73,616 and $64,616 respectively.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

Company Net Advances to the Joint Venture during the fiscal quarter ended December 31, 2009

                                                      Total        Interest
                                                     Advances      Charges
                                                     --------      -------
Beginning balance                                  $81,367,214   $60,794,430
 Advances during fiscal period ended 12/31/09        1,628,365     1,496,629
                                                   -----------   -----------
  Total Company's net advances                      82,995,579    62,291,059
  Advances by three of the Company's subsidiaries      590,265             0
                                                   -----------   -----------
  Total net advances as of 12/31/09                $83,585,844   $62,291,059


(9)  DESCRIPTION OF SECURITIES

a.  COMMON STOCK

The Company's Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 30,715,869 shares were issued and outstanding as of March 31, 2009 and 2008.

There were no Company common shares issued during the periods ended December 31, 2009 and March 31, 2009.

b.  PREFERRED STOCK

There were no preferred shares issued and outstanding for the periods ending December 31, 2009 or March 31, 2009.

c.  STOCK OPTION ACTIVITY:

There were no stock options issued or outstanding for the periods ending December 31, 2009 or March 31, 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

e.  COMMERCE GROUP CORP. EMPLOYEE BENEFIT ACCOUNT (CGCEBA)

This account was established for the purpose of compensating the Company's employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation. The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis. Under this plan, payment can be made to any employee of the Company or
the Company's subsidiaries.   As of April 1, 2009, 800,000 common shares
remained in the account. During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of December 31, 2009.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 (CONTINUED)

(11)  BUSINESS SEGMENTS

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploitation and exploration of precious metals. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 12/31/09
 Sales and revenues                 $         0          $         0
 Depreciation & amortization                  0                    0
 Operating income (loss)                      0           (3,591,010)
 Total assets                           274,217              238,718
 Capital expenditures                         0                    0

Fiscal period ended 12/31/08
  Sales and revenues                $         0          $         0
  Depreciation & amortization                 0                    0
  Operating income (loss)                     0           (2,282,423)
  Total assets                       20,873,206              266,276
  Capital expenditures                  389,953                    0

(12) QUARTERLY FINANCIAL DATA

The following is a tabulation of the quarterly operating results for the quarters ended December 31, 2009 and December 31, 2008:

                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            ---------    ----------   -----------------
First quarter 6/30/09         $0        $(1,153,427)         $(.04)
Second quarter 9/30/09        $0        $(1,224,128)         $(.04)
Third quarter 12/31/09        $0        $(1,213,455)         $(.04)

                                                         Per Share
                            Operating                 Basic/Diluted Net
                            Revenues     Net (Loss)    Income/(Loss)
                            --------     ----------   -----------------
First quarter 6/30/08          $0        $(845,138)         $(.03)
Second quarter 9/30/08         $0        $(891,377)         $(.03)
Third quarter 12/31/08         $0        $(926,643)         $(.03)

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2009
                        PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2009 and 2008. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                         SEC FORM 10-Q - DECEMBER 31, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    52,100   $   1,460   $     53,560
Accounts payable - Comseb                249,553       2,928        252,481
Notes payable and accrued interest    26,676,921     371,912     27,048,833
Accruals - salaries                    3,837,631                  3,837,631
Accruals - legal fees                    543,802                    543,802
Accruals - other - Commerce              565,000     191,319        756,319
Accruals - other - Comseb                            222,236        222,236
                                     -----------    --------    -----------
  Total                              $31,925,007    $789,855    $32,714,862

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - DECEMBER 31, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $3,591,010 or $.12 cents per share for the nine months ended December 31, 2009. This compares to a net loss of $2,663,158 or $.09 cents per share for the nine months ended December 31, 2008. The Company has chosen to stop capitalizing mining expenses due to the changes in the El Salvadoran political climate and economy. This has caused a significantly greater loss in the most recent period. It also caused a significant increase in the general and administration expenses which were $540,946 for the nine months ended December 31, 2009 compared to $110,986 for the nine months ended December 31, 2008.

There was no current or deferred provision for income taxes during the nine months ended December 31, 2009 or 2008. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the nine months ended December 31, 2009 or 2008. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $3,050,064 was recorded by the Company during this nine-month period compared to $2,552,172 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
COMPARED TO DECEMBER 31, 2008

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement.
The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,213,455 or $.04 cents per share for its three months ended December 31, 2009. This compares to a net loss of $926,643 or $.03 cents per share for the three months ended December 31, 2008. The Company has chosen to stop capitalizing mining expenses due to the changes in the El Salvadoran political climate and economy. This has caused a significantly greater loss in the most recent period. It also caused a significant increase in the general and administration expenses which were $148,171 for the three months ended December 31, 2009 compared to $31,501 for the three months ended December 31, 2008.

There was no current or deferred provision for income taxes during the three months ended December 31, 2009 or 2008. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by the Statement of Financial Accounting Standards No. 109, Accounting for Taxes.

Since the Company was not in production, inflation did not have a material impact on operations in the three months ended December 31, 2009 or 2008. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

The costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

Interest expense in the sum of $1,065,284 was recorded by the Company during this three-month period compared to $895,142 for the same period in 2008, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - DECEMBER 31, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - DECEMBER 31, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - DECEMBER 31, 2009
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2009, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the third quarter of this fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          COMMERCE GROUP CORP., ITS SUBSIDIARIES, AND THE JOINT VENTURE
                       SEC FORM 10-Q - DECEMBER 31, 2009
                          PART II - OTHER INFORMATION

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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  February 5, 2010          /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer