Form 10-K
period 2010-03-31
COMMERCE GROUP CORP /WI/
filed 2010-07-15
CIK 109757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

       Pink OTC Markets (OTCQB)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

The aggregate market value of the 19,505,778 registrant’s common shares held by nonaffiliates of the registrant based on the closing sale price of the OTC BB on April 22, 2010 was approximately $1,365,404.

At April 30, 2010 there were 30,750,869 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMMERCE GROUP CORP.

2010 FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended March 31, 2010

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

  4

Item 1A.

Risk Factors

15

Item 2.

Properties

16

Item 3.

Legal Proceedings

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

PART II

Item 5.

Market for the Company’s Common Stock and Related Stockholders’ Matters

30

Item 6.

Selected Financial Data

31

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of  Operations

32

Item 7(a).

Quantitative and Qualitative Disclosures About Market Risk

43

Item 8.

Financial Statements and Supplementary Data

45

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

80

Item 9(a).

Controls and Procedures

80

Item 9(b)

Other Information

81

PART III

Item 10.

Directors and Executive Officers of the Registrant

82

Item 11.

Executive Compensation

87

Item 12.

Security Ownership of Certain Beneficial Owners and Management

93

Item 13.

Certain Relationships and Related Transactions

94

Item 14.

Principal Accounting Fees and Services

97

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

99

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

Commerce has been a Wisconsin-chartered corporation since its merger from a State of Delaware corporation on April 1, 1999, and its corporate headquarters since its inception has been based in Milwaukee, Wisconsin.  Commerce was organized in 1962 and its common shares have been publicly traded since 1968.  The Company’s shares trade on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB, on the Pink OTC Markets (OTCQB) under the trade symbol of CGCO, and on the Berlin-Bremen Stock Exchange under the trade symbol of C9G.  The organizational chart on the following page reflects the mining organization in El Salvador as of March 31, 2010.

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

Then, on or about September 13, 2006, MARN notified Commerce that it revoked the environmental permits issued for the San Sebastian Gold Mine exploitation concession and the San Cristobal Mill and Plant, effectively terminating Commerce right to operate.  On October 10, 2006, Commerce applied to MARN for an environmental permit for its exploration of the New San Sebastian Exploration License and the Nueva Esparta License.  MARN did not respond to the request and on March 8, 2007, Commerce applied to the El Salvador Ministry of Economy for an extension of these exploration licenses.  On October 28, 2008, the Ministry of Economy denied Commerce’s application citing Commerce’s failure to secure an environmental permit.

On December 6, 2006, Commerce’s legal counsel filed with the El Salvadoran Court of Administrative Litigation of the Supreme Court of Justice two complaints challenging the government’s revocation of Commerce’s permits for the San Sebastian Gold Mine and for the San Cristobal Mill and Plant.  On January 20, 2009, Commerce’s legal counsel filed a challenge in the Courts to the government’s refusal to honor Commerce’s request to extend the New San Sebastian Exploration License and the Nueva Esparta License.  On March 17, 2009, Commerce delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR.  The request for arbitration was registered with the ICSID on August 21, 2009.  On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company’s action under CAFTA-DR have all accepted their appointments.  As a result, the Arbitral Tribunal was therefore deemed under ICSID Arbitration Rule 6 to have been constituted.

Operations

The Company is not producing gold or silver at the present time, and will not be able to continue in operation unless its permits are restored.

Commerce and San Sebastian Gold Mines, Inc. began producing gold at the San Sebastian Gold Mine site in 1968.  In February 1978, the Company suspended operations because of the war in El Salvador.  The mill which had been constructed on site at the San Sebastian Gold Mine was destroyed during the war.  Commerce returned to the site in 1985, and obtained a concession to resume production in 1987.  In 1993, Commerce acquired the San Cristobal Mill and Plant, and from March 1995 through December 31, 1999   produced 22,710 ounces of bullion containing 13,305 ounces of gold and 4,667 ounces of silver at this facility, processing material from the San Sebastian Gold Mine.

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

The Company does not have a final feasibility study completed within the past five years, therefore, it cannot provide reserve estimates.

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

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company did not impair the plant and equipment for the amount of $116,324 during the fourth quarter ending March 31, 2009 because it believed that it would be fully recoverable.  During the fiscal year ended March 31, 2010, $40,002 was recovered and the remaining balance of $76,322 represents the cost of land that management believes is fully recoverable.

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

World Gold Market Price, Customers and Competition

The price of gold and silver is unpredictable, volatile, and is affected by numerous factors beyond the Company’s control, including, but not limited to, expectations for inflation, the relative strength of the United States’ dollar in relation to other major worldwide currencies, political and economic conditions, central bank sales or purchases, inflation, and production costs in major gold-producing regions.  The Company has not and does not expect in the foreseeable future to engage in hedging or other similar transactions to minimize the risk of fluctuations in gold prices or currencies.  The Company’s past practice has been to sell its gold and silver at the world market spot prices.  Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable for such precious metals.  There are many worldwide refiners and smelters available to refine these precious metals.  Refined gold and silver can also be sold to a large number of precious metal dealers on a competitive basis.  When it was producing doré, the Company’s SCMP sold the doré to a refinery located in the United States.  During the past five years (March 31, 2005 to March 31, 2010) the London PM Fix gold price has fluctuated between a low of about $411 per ounce in February of 2005 and a high of about $1213 per ounce in December 2009.

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

In October 2009, the Company terminated its lease of approximately 166 acres of real estate on which it has its SCMP.  These facilities were located on the Pan American Highway, near the City of El Divisadero.

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

Employees

As of March 31, 2010, the Company and its wholly-owned subsidiaries employed approximately 15 to 20 full and part-time persons in El Salvador, which number may adjust seasonally.  None of the Company’s employees are covered by collective bargaining agreements.

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

1.

San Sebastian Gold Mine

Property Description	San Sebastian Gold Mine located two and one-half miles northwest of the city of Santa Rosa de Lima and the Pan American Highway.
Nature of Interest	Mineral concession consisting of 100% ownership of the precious metals extracted from this mine. Environmental and exploration permits have been revoked, but legal challenge is pending.
Date Interest was Acquired	1968
Cost of Interest	5% of the gross precious metal proceeds or $343 a month whichever is higher.
Amount of Funds to Make Property Operational	This is dependent on the scale of production that management decides to perform. The amount of investment could be from $5 million to $100 million.
Date Mine will be Operational	No estimate at this time.

2.

Modesto Mine

Property Description	Modesto Mine located near the city of Paisnal and about 19 miles north of San Salvador, the capital city.
Nature of Interest	Land ownership through the Company’s late Chairman.
Date Interest was Acquired	September 1993
Cost of Interest	No cost for interest.
Amount of Funds to Make Property Operational	Not applicable.
Date Mine will be Operational	Not applicable.

3.

San Cristobal Mill and Plant

Property Description	San Cristobal Mill and Plant located on the Pan American Highway west of the city of El Divisadero.
Nature of Interest	Mill and Plant owned by Joint Venture. The real estate is owned by an agency of the Government of El Salvador. Environmental permit has been revoked, but legal challenge is pending.
Date Interest was Acquired	Equipment was acquired on February 23, 1993 and was liquidated during the fiscal year ended March 31, 2010; lease was acquired on November 12, 1993 and terminated in October 2009.
Cost of Interest	Equipment purchased and extensive retrofitting was performed. The cost of the investment through March 31, 2010, including the crushing system located at the San Sebastian Gold Mine, is $7,163,817.
Amount of Funds to Make Property Operational	Not applicable.
Date Plant will be Operational

Curbed production commenced March 1995; operations suspended on December 31, 1999.   Since the Company currently has no permit to operate the plant, it liquidated its equipment during the fiscal year ended March 31, 2010 and terminated its lease in October 2009.

``

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

The Company does not have a final feasibility study completed within the past five years, therefore, a determination that the property contains valid reserve estimates is not possible at this time.  The Company plans to develop reserves from mineralized material present at the SSGM.

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

San Cristobal Mill and Plant (“SCMP”) Recovery and Processing System

SCMP Location

SCMP was located near the city of El Divisadero (bordering the Pan American Highway), and was approximately 13 miles east of the city of San Miguel, the third largest city in the Republic of El Salvador, Central America.

SCMP Lease Agreement

Although the Joint Venture owned the mill, plant and related equipment, it did not own the land and certain buildings.

On November 12, 1993, the Joint Venture entered into an agreement with Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, to lease for a period of ten years (expiring November 12, 2003), approximately 166 acres of land and buildings on which its gold processing mill, plant and related equipment (the SCMP) was located, and which was approximately 15 miles west of the SSGM site.  The basic annual lease payment was U.S. $11,500, payable annually in advance, unless otherwise amended, and subject to an annual increase based on the annual United States’ inflation rate.  As agreed, a security deposit of U.S. $11,500 was paid on the same date and this deposit was subject to increases based on any United States’ inflationary rate adjustments.

On April 26, 2004, a three-year lease, which includes an automatic additional three-year extension subject to Corsain’s review, was executed by and between Corsain and the Company.  This lease was retroactive to November 12, 2003 and the monthly lease payments were $1,418.51 plus the El Salvadoran added value tax.  The lease was subject to an annual increase based on the U.S. annual inflationary rate adjustments.  The SCMP was strategically located to process mineralized material from other mining projects.

On March 25, 2008 a nineteen-month lease retroactive to November 12, 2006 was executed by and between Corsain and the Company.  The total lease payment for this nineteen-month period was $18,608.21.  Reference is made to Exhibit 10.16 of the Company’s Form 10-K for its fiscal year ended March 31, 2008, for a copy of this lease.  The lease was renewed on June 12, 2008 for a six-month period to expire on December 11, 2008, with an option to subsequently renew it for additional three-month periods.  The Company chose to exercise this option and renewed the lease until it was terminated in October 2009.

SCMP Mill and Plant Process Description

Current Status

The SCMP (a precious metal cyanidation carbon-in-leach system) had a capacity of processing up to 200 tons of virgin mineralized material per day.  The following units of operation were required: crushing, grinding, thickening, agitated leaching and recovery of precious metals via a carbon-in-leach (CIL) system.  The Company had planned to overhaul the SCMP to give it a production capacity of up to 500 tons per day.

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

Because of the length of time that the permit status of the SCMP has gone unresolved, the Company terminated its lease in October 2009, liquidated its equipment and is now in the process of liquidating its inventory.

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

On March 17, 2009, the Company’s attorneys delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR.  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR.  The request for arbitration was registered with the ICSID on August 21, 2009.  On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company’s action under CAFTA-DR have all accepted their appointments.  As a result, the Arbitral Tribunal was therefore deemed under ICSID Arbitration Rule 6 to have been constituted.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of security holders in the fourth quarter ended March 31, 2010.

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholders’ Matters

(a)  Principal Market and Common Stock Price

The Company is listed on the Over the Counter Bulletin Board (OTCBB) under the trade symbol CGCO.OB and on the Pink OTC Markets (OTCQB) under the trade symbol CGCO.  Since October 21, 2005 its shares were traded on the Berlin-Bremen Stock Exchange under the trade symbol C9G.  Prior to this time, the common shares were traded since 1968 on the Over the Counter, American Stock Exchange, Boston Stock Exchange and on the Nasdaq Smallcap.

The following table reflects the range of high and low trade prices of the common shares as reported by the OTCBB for the period ended March 31, 2010 and 2009, as well as the highest and lowest trade price during each quarter through the period ended March 31, 2010.  The closing price on April 22, 2010 was $.07 a share.

For the period ended	March 31, 2010		March 31, 2009
	High	Low	High	Low
First quarter ending June 30	$0.18	$0.03	$0.32	$0.12
Second quarter ending September 30	$0.16	$0.03	$0.35	$0.05
Third quarter ending December 31	$0.11	$0.05	$0.10	$0.01
Fourth quarter ending March 31	$0.08	$0.05	$0.10	$0.03

(b)  Approximate Number of Holders of Common Shares

As of March 31, 2010, the Company believes that approximately 3,100 shareholders held the common shares; it is estimated that over 95% are United States’ residents.

As of March 31, 2010, the Company’s transfer agent and registrar certified that there were 1,580 shareholders of record.  The number of shareholders of the Company who beneficially own shares in nominee or “street name” or through similar arrangements is estimated by the Company to be approximately 1,500.

As of March 31, 2010, there were issued and outstanding: (a) 30,750,869 shares of common stock; (b) no stock options were issued or outstanding to purchase common stock; and (c) no preferred shares or stock options are issued and outstanding.

(c)  Equity Compensation Plans

None.

(d)  Dividend History

Subject to the rights of holders of any outstanding series of preferred shares to receive preferential dividends, and to other applicable restrictions and limitations, holders of shares of common shares are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available.  No dividends were payable during the last fiscal year ended March 31, 2010.  The declaration of future dividends will be determined by the Board of Directors in light of the Company’s earnings, cash requirements and other relevant considerations.

(e)  Issue of Securities to Directors and Officers

No shares were issued to the Company’s Directors or Officers during the fiscal year ended March 31, 2010.

Item 6.  Selected Financial Data

The following table presents certain selected financial information regarding the Company’s financial condition and results over the past five years:

	Year Ended March 31 -------------------------------------------------------------------------------------------
	2010	2009	2008	2007 (Restated)	2006 (Restated)
Income statement data
Total revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Income (loss) from continuing operations	$(4,877,960)	$(30,016,783)	$(3,052,198)	$(2,616,821)	$(2,209,424)
Income (loss) from continuing operations per share:
Basic and diluted	$ (0.16)	$ (0.98)	$ (.011)	$ (.010)	$ (.09)
Weighted average shares - basic and diluted	30,750,869	30,723,711	28,401,086	25,457,052	23,834,988
Cash dividends per common share	$ 0	$ 0	$ 0	$ 0	$ 0

Balance sheet data
Working capital (deficit) *1	$ (486,600)	$ 200,975	$ 545,618	$ 605,787	$ 798,753
Total assets	$ 314,711	$ 689,595	$26,485,002	$25,889,065	$25,236,806
Short-term obligations*1	$ 33,803,586	$ 29,224,187	$25,006,311	$21,790,176	$18,851,934
Long-term obligations	$ 0	$ 0	$ 0	$ 0	$ 0
Shareholders’ equity (deficit)	$(33,421,552)	$(28,534,592)	$ 1,478,691	$ 4,098,889	$ 6,384,872

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information on the results of operations for each of the three years ended March 31, 2010, 2009 and 2008 and the financial condition, liquidity and capital resources for March 31, 2010 and 2009.  The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Overview

Today, Commerce is a company with great potential for developing gold and silver ore reserves.  In the past the Company has been in the precious metals exploration business with all of its mining interests located in the Republic of El Salvador, Central America.  The Company's objectives and goals are to increase shareholder value by finding a compatible acquisition, merger or other business arrangement by which litigation relating to suspension of the Company’s permits will be favorably resolved and gold and silver ore reserves within the concession/license areas granted to the Company by the Government of El Salvador (GOES) will be identified, developed and processed.  Substantial capital expenditures are required to find, develop and process gold ore.  In the past, geologists and engineers have advised the Company that they believe that it has potentially significant precious metal reserves, which can be identified and developed by continuous and expanded exploration.  The strategies to accomplish these goals include, whether by Commerce or through an arrangement with another respected company, resolving its permit issues with the El Salvadoran Government, commencement of production of gold and silver when adequate funding is available, locating and identifying gold and silver ore reserves by a more aggressive exploration program, continuing the good relationship established over the past 40 years with its employees, earning profits and respecting the citizens surrounding its mining properties.

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

The Company does not have a final feasibility study completed within the past five years, therefore, a determination that the property contains valid reserve estimates is not possible at this time.

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

The Nueva Esparta Exploration License area consisted of 11,115 acres (17.36 square miles) of land to explore.  Included in the exploration area were eight formerly-operated gold and silver mines: the Grande Mine; the Las Pinas Mine; the Oro Mine; the Montemayor Mine; the Banadero Mine; the Carrizal Mine, the La Joya Mine and the Copetillo Mine.  At the La Joya Mine and Montemayor Mine, the Company discovered a surface vein that is over one and one half miles in length and about five to over 30 feet in width.  This area is targeted to be one of the first areas to be drilled.

Potential Reserves and Mineralized Material

The Company does not have a final feasibility study completed within the past five years, therefore, a determination that the property contains reserves is not possible at this time.

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

The Company is a U.S. Wisconsin chartered corporation.  Its primary asset is the San Sebastian Gold Mine (SSGM).  The SSGM is located in the Republic of El Salvador, Central America and produced over one million ounces of gold during the 1900-1917 period.  The Company became involved as an investor and then as a majority owner. Gold and silver were mined from mid-1972 through the first quarter of 1978.  Mining ceased due to the civil unrest in El Salvador.  A peace pact was entered into in December 1992 conditioned upon meeting the terms and conditions of this peace agreement during a three-year period.  Mining of gold and silver commenced on April 1, 1995 and the operations were suspended during the first quarter of 2000 due to the low selling price of gold (lowest price about $252) at that time and the need to retrofit, restore and expand the San Cristobal Mill and Plant (SCMP).

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

Debt

Most of the debt is owed to related parties as follows:

	Related Parties	Others	Total
Accounts payable - Commerce	$ 72,049	$ 20	$ 72,069
Accounts payable - Comseb	250,582	2,927	253,509
Notes payable and accrued interest	27,661,381	377,238	28,038,619
Accruals – salaries	3,895,631	0	3,895,631
Accruals – legal fees	546,233	0	546,233
Accruals – other - Commerce	576,400	196,259	772,659
Accruals – other – Comseb	_________	224,866	224,866
Total	$33,002,276	$801,310	$33,803,586

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

Results of Operation for the Fiscal Year Ended March 31, 2010 Compared to March 31, 2009

There are no revenues as the Company has had no gold production in the last year.  The Company recorded a net loss of $4,877,960 or $.16  per share for its fiscal year ended March 31, 2010.  This compares to a net loss of  $30,016,783 or $.98  per share for the fiscal year ended March 31, 2009.  The net loss for the fiscal year ended March 31, 2010 was significantly lower than the net loss for the fiscal year ended March 31, 2009 because there was a significant adjustment to account for impairment in the fiscal year ending March 31, 2009.

There was no current or deferred provision for income taxes during the fiscal period ended March 31, 2010 or 2009.  Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the “more likely than not” realization criteria required by FASB ASC 740-10 (formerly the Statement of Financial Accounting Standards No. 109, Accounting for Taxes).

Since the Company was not in production, inflation did not have a material impact on operations in the fiscal years ended March 31, 2010 or 2009.  The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

Based on past experience, the costs for fuel will be a significant operating expense when production commences.  It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

The Company recorded interest expense in the sum of $4,137,124 during this fiscal period compared to $3,467,800 for the same period in 2009, and in the past it was eliminated with the interest income earned from the Joint Venture.  As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

Results of Operation for the Fiscal Year Ended March 31, 2009 Compared to March 31, 2008

There are no revenues as the Company has had no gold production in the last year.  The Company recorded a net loss of $30,016,783 or $.98  per share for its fiscal year ended March 31, 2009.  This compares to a net loss of  $3,052,198 or $.11 per share for the fiscal year ended March 31, 2008.

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

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company did not impair the plant and equipment for the amount of $116,324 during the fourth quarter ending March 31, 2009 because it believed that it would be fully recoverable.  During the fiscal year ended March 31, 2010, $40,002 was recovered and the remaining balance of $76,322 represents the cost of land that management believes is fully recoverable.

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

The financial statements for the fiscal years ended March 31, 2010, 2009 and prior years reflect and include Commerce Group Corp.’s subsidiaries and the Commerce Group Corp./Sanseb Joint Venture (Joint Venture) on a consolidated basis.  Previously, the Company reported the investment in the Joint Venture as advances to the Joint Venture and the Company’s advances included the interest earned on these advances in anticipation of the interest being reimbursed.  Now these advances are restated and combined with the Company’s Consolidated Financial Statements.  Although the elimination of interest income reduces the retained earnings, it does not eliminate the interest charged by and earned by the Company which is due and payable to it and which is maintained additionally with a separate accounting.  At such time, if ever, as profits from the gold mining operation are distributed, the interest earned on these advances will be paid first to the Company pursuant to an agreement entered into by the joint venture parties.

For the fiscal year ended March 31, 2010, the Company was able to segregate the disbursements to the Joint Venture to identify the category to be charged.  Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 2, for additional details.

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

Through December 1999, the Joint Venture produced gold primarily from processing the SSGM tailings and from the virgin mineralized material it was excavating from its SSGM open pit.  The gold was processed at its SCMP facility, which was located approximately 15 miles from the SSGM site.  It has contemplated the installation of a pilot open-pit, heap-leaching gold-processing system on the SSGM site.  The cone crushing system is being maintained at this site.  The Modesto Mine is inactive.  Most of the mining properties are located in the Departments of La Union and Morazan in the Republic of El Salvador, Central America.

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

Employees

As of March 31, 2010, the Joint Venture employed approximately 15 to 20  full-time persons in El Salvador, to provide 24-hour seven-day-a-week security at one site; to provide computer-related services; and to handle the administration of its activities.  None of the employees are covered by any collective bargaining agreements.  It has developed a harmonious relationship with its employees, and it believes that at one time in the past, it was one of the largest single non-agricultural employers in the El Salvador Eastern Zone.  Since the Joint Venture has laid off most of its employees, the Joint Venture had to pay their severance pay and other benefits, therefore from time to time it sold the Company’s common shares which were issued to the Commerce Group Corp. Employee Benefit Account.  El Salvador employees are entitled to receive severance pay, which is based on one month’s pay for each year of employment.

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

The El Salvador Department of Hydrocarbons and Mines (DHM) requires environmental permits to be issued in connection with the issuance of exploitation concessions.  The issuances of these permits are under the jurisdiction of the El Salvador Ministry of Environment and Natural Resources Office (MARN).  On October 15, 2002, MARN issued an environmental permit under Resolution 474-2002 for the SCMP.  On October 20, 2002, MARN issued an environmental permit under Resolution 493-2002 for the Renewed SSGM Exploitation area.  Reference is made to “Cash Deposits and Surety Bonds for an explanation of the lawsuit filed against the El Salvador Ministry of Environment for the revoking of the Company’s environmental permits.  These permits have been revoked, and appeals are pending.

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

The risks associated with price protection arrangements include opportunity risk by limiting unilateral participation in upward prices; production risk associated with the requirement to deliver physical ounces against a forward commitment; and credit risk associated with counterparties to the hedged transaction.  At present, the Company’s future earnings and cash flow may be significantly impacted by changes in the market price of gold and silver.  Gold and silver prices can fluctuate widely and are affected by numerous factors, such as demand, inflation, interest rates and economic policies to central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies.  During the past five years (March 31, 2005 to March 31, 2010) the London PM Fix gold price has fluctuated between a low of about $411 per ounce in February of 2005 and a high of about $1213 per ounce in December 2009.  The Company expects gold to be its primary product in the future, but the Company cannot currently reasonably estimate its future production and therefore it cannot comment on the impact that changes in gold prices could have on its projected pre-tax earnings and cash flows.

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

Index to Consolidated Financial Statements

And Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm

46

Financial Statements:

Consolidated Balance Sheets, Years Ended March 31, 2010 and 2009

47

Consolidated Statements of Operations, Years Ended March 31, 2010, 2009 and 2008

48

Consolidated Statements of Changes in Shareholders’ (Deficit)

  Years Ended March 31, 2010, 2009 and 2008

49

Consolidated Statements of Cash Flows, Years Ended March 31, 2010, 2009 and 2008

50

Notes to Consolidated Financial Statements

51

Supplementary Financial Data:

Schedules of financial statements other than those listed herein have been omitted since they are either not required, are not applicable, or the required information is included in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Commerce Group Corp.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Commerce Group Corp. (the Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce Group Corp. as of March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 14.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

July 9, 2010

COMMERCE GROUP CORP. AND SUBSIDIARIES

Consolidated Balance Sheets--March 31,

	2010	2009
ASSETS
Current assets
Cash	$ 5,965	$ 38,827
Other current assets	40,000	233,977
Accounts receivable – related, net of allowances	250,582	246,466
Supplies held for sale	6,928	39,562
Prepaid items and deposits	11,236	14,439
Total current assets	314,711	573,271

Property, plant and equipment, net	76,323	116,324
Total assets	$ 391,034	$ 689,595

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 2,947	$ 16,659
Accounts payable – related	322,631	274,344
Notes and accrued interest payable to related parties	27,661,381	23,390,532
Notes and accrued interest payable to others	377,238	355,638
Accrued salaries	3,895,631	3,704,881
Accrued legal fees	546,233	506,396
Other accrued expenses – related	576,400	528,400
Other accrued expenses – other	421,125	447,337
Total current liabilities	33,803,586	29,224,187
Total liabilities	33,803,586	29,224,187

Commitments and contingencies

Shareholders’ Equity (Deficit)
Preferred Stock
Preferred stock, $0.10 par value:
Authorized 250,000 shares;
Issued and outstanding
2010-none; 2009-none	-	-

Common stock, $0.10 par value:
Authorized 50,000,000 shares; 30,750,869
Issued and outstanding:	3,075,087	3,075,087
Capital in excess of par value	19,579,827	19,579,827
Accumulated (deficit)	(56,067,466)	(51,189,506)
Total shareholders' equity (deficit)	(33,412,552)	(28,534,592)
Total liabilities and shareholders' equity (deficit)	$ 391,034	$ 689,595

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP. AND  SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended March 31,

	2010	2009
Revenues:	$ -	$ -
Expenses:
General and administrative	679,307	153,423
Bad debt expense	-	346,257
Impairment on mining resources investment	-	21,213,950
Impairment on property, plant and equipment	-	4,835,353
Total expenses	679,307	26,548,983

Net (loss) from operations	(679,307)	(26,548,983)

Other income (expense)
Loss on asset valuation	(61,529)	-
Interest expense	(4,137,124)	(3,467,800)

Total other income (expense)	(4,198,653)	(3,467,800)

Net (loss) before income taxes	(4,877,960)	(30,016,783)

Income tax expense	-	-

Net (loss)	$(4,877,960)	$(30,016,783)

Net (loss) per share basic/diluted	$ (.16)	$ (.98)

Weighted average basic/diluted common shares outstanding	30,750,869	30,723,711

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ (Deficit)

For the Years Ended March 31, 2010 and 2009

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated (Deficit)
Balances March 31, 2008	-	$ -	30,715,869	$3,071,587	$19,579,827	$(21,172,723)

Net (loss) for fiscal year ended March 31, 2009						$(30,016,783)

Common stock issued for:
Services	________	________	35,000	3,500	0	___________
Balances March 31, 2009	-	$ -	30,750,869	$3,075,087	$19,579,827	$(51,189,506)

Net (loss) for fiscal year ended March 31, 2010						$ (4,877,960)

Balances March 31, 2010	-	$ -	30,750,869	$3,075,087	$19,579,827	$(56,067,466)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended March 31,

	2010	2009
Operating activities:
Net (loss)	$(4,877,960)	$(30,016,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for Directors’ fees and for services rendered	-	3,500
Bad debt expense	-	346,257
Loss on impairment on property, plant and equipment	-	4,729,933
Loss on impairment on mining resources investment	-	20,763,318
Loss on asset valuation	61,529	-
Changes in assets and liabilities:
Decrease (increase) in mining supplies	31,969	-
Decrease (increase) in other current assets	132,448	-
Decrease (increase) in accounts receivable and other current assets/liabilities	(4,116)	(7,075)
Decrease (increase) in prepaid items and deposits	3,203	494
Increase (decrease) in accounts payable and other accrued expenses	34,576	(91,906)
Increase in accrued interest to related parties	4,115,524	3,467,800
Increase in accrued interest to others	21,600	-
Increase (decrease) in accrued legal fees	39,836	51,953
Increase (decrease) in accrued salaries	190,750	190,750
Decrease (increase) in other accruals – related	48,000	56,800
Decrease (increase) in other accruals	(26,212)	29,161
Net cash provided by (used in) operating activities	(228,853)	(475,798)
Investing activities:
Investment in mining resources and property, plant and equipment	-	-
Cash received, scrap metal	40,667	-
Net cash provided (used in) investing activities	40,667	-
Financing activities:
Cash received, related party notes payable	155,324	513,317
Common stock issued for cash	-	-
Net cash provided by financing activities	155,324	513,317

Net increase (decrease) in cash and cash equivalents	(32,862)	37,519
Cash - beginning of year	38,827	1,308
Cash - end of year	$ 5,965	$ 38,827

Supplemental disclosures of cash information:	Year Ended
	March 31, 2010		March 31, 2009
A. Cash information	Shares	Amount	Shares	Amount
1. Interest expense paid in cash		-		-
2. Income taxes paid		-		-
B. Non cash investing and financing
Common stock issued for: Director fees, officer compensation, employee benefits and services		-	35,000	$ 3,500

The accompanying notes are an integral part of these consolidated financial statements

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2010

Note 1 -  The Company and Basis of Presentation of Financial Statements

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. Reference to Commerce, the Company and/or Registrant, includes all of the Company's wholly-owned or partially-owned subsidiaries and the Commerce/Sanseb Joint Venture or any one or more of them as the context requires.  In the past, gold bullion was produced (but not on a full production basis) in El Salvador and refined and sold in the United States.  Expansion of exploration is a goal at the San Sebastian Gold Mine ("SSGM") which is located near the city of Santa Rosa de Lima, El Salvador, Central America, and at the other previously licensed mining exploration areas neighboring the SSGM site. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas.  The Company believes this notice is unwarranted and an appeal is pending.  All of the mining projects are located in the Republic of El Salvador,  Central America.  Commerce is a reporting company and its common shares are traded on the Over-the-Counter Bulletin Board (CGCO.OB), the Pink OTC Markets (CGCO), and on the Berlin-Bremen Stock Exchange (C9G).

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies

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

Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.  The Company has elected a March 31 year end.

Minority Interest

During the twelve-months ended March 31, 2010 and 2009, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

Other Current Assets

Other current assets consist primarily of stock of the Company held for reimbursement of medical and other expenses incurred by employees of the Company in El Salvador.  The Company is required by the El Salvadoran government to set aside assets for the payment of medical and other expenses of El Salvadoran employees.  During the year ended March 31, 2010, the Company revalued those assets held aside for reimbursement of expenses at current market values.  As such, the Company recognized a loss on valuation of assets of $ 61,529.  Other current assets at year end March 31, 2010 and 2009 were $40,000 and $101,529, respectively.

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

Also, previously included in other current assets were certain precious stones and jewelry stated at cost of $132,448 as of March 31, 2010 and 2009.  The Directors approved the sale of these assets to the Sylvia Machulak Rollover Individual Retirement Account at the Company’s cost for the purpose of reducing the open-ended, secured, on-demand promissory notes due to the Sylvia Machulak Rollover Individual

Retirement Account by the sum of $132,448.  The Company entered into an agreement with Sylvia Machulak on behalf of the Sylvia Machulak Rollover Individual Retirement Account to effect this transaction.  Reference is made to Exhibit 99 of the Company’s S.E.C. Form 8-K filed on March 29, 2010.

Accounts Receivable - Related

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company.  These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable.  An accounting is as follows:

	Misanse	Others	Total
Accounts receivable	$250,582	$ 0	$250,582
Accounts payable	$250,582	$ 74,996	$325,578

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

Accounts Receivable – Related (Continued)

The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $596,839 and that the Company owes Misanse $250,582 as Misanse is not consolidated with the Company's financial records.  If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts during its fiscal year ended March 31, 2009, and as of its fiscal year ended March 31, 2010, left a balance of $250,582 in accounts receivable.

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

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

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company did not impair the plant and equipment for the amount of $116,324 during the fourth quarter ending March 31, 2009 because it believed that it would be fully recoverable.  During the fiscal year ended March 31, 2010, $40,002 was recovered and the remaining balance of $76,322 represents the cost of land that management believes is fully recoverable.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

Asset Retirement Obligations

Accounting for Asset Retirement Obligations in accordance with GAAP which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Fair value is determined by estimating the retirement obligations in the period an asset is first placed in service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability.  The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service or to the change in estimate/timing.  The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability.  The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company's statement of operations.  No impairment has been recorded as of the periods presented.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries (See Note 9).  The Joint Venture files a U.S. partnership return.

Loss Per Common Share

In accordance with GAAP, the basic net loss per share is computed by dividing net loss reportable to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator).  The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the dilutive effect of the additional common shares that would have been outstanding if all convertible securities, stock options, rights, share loans etc. had been converted to common shares, however, there were no such dilutive items as of March 31, 2010, 2009 and 2008.

The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.  The number of shares that could be issued according to Note 10 stock rights, but are not included in fully diluted EPS due to antidilutive effect are as follows:  19,249,131 and 19,276,289 for the fiscal periods ended March 31, 2010 and 2009 respectively.  Shares issued on actual conversion, exercise, or satisfaction of certain conditions for which the underlying potential common shares were antidilutive shall be included in the computation as outstanding common shares from the date of conversion, exercise, or satisfaction of those conditions, respectively.  Therefore, there is no difference in the loss or the number of basic or diluted shares.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

Loss Per Common Share (Continued)

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

   Net Loss

      Shares

Per-Share

(Numerator)

(Denominator)

  Amount

For the year ended March 31, 2010:

  Basic and diluted EPS

    Net loss to common Shareholders

$(4,877,960)

  30,750,869

$

(0.16)

For the year ended March 31, 2009:

  Basic and diluted EPS

    Net loss to common Shareholders

$(30,016,783)

  30,723,711

$

(0.98)

Foreign Currency

The Company conducts the majority of its operations in the Republic of El Salvador, Central America. Currently, El Salvador is on the U.S. dollar system and therefore all transactions since January 1, 2001 are reported in U.S. dollars.

Stock Options

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of FASB ASC 718-50. No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with FASB ASC 718-50.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718-50 using the modified-prospective-transistion method. Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718-50, and the compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718-50. The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and the Company continues to use this model.  The Company records compensation expense for stock options ratably over the options vesting period.  Results for prior periods have not been restated.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 2 -  Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

On January 1, 2008, the Company adopted FASB ASC 820-10 (formerly SFAS No. 157, "Fair Value Measurement.) FASB ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events that would have a material impact on the financial statements.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 3 -  Investment in Property, Plant, Equipment  and Mining Resources

The following is a summary of the investment in property, plant, equipment, mining resources and development costs:

	March 31, 2010				March 31, 2009
	Cost	Accumulated Depreciation	3/31/09 Impairment	Net	Cost	Accumulated Depreciation	Impairment	Net
Mineral Properties and Deferred Development	$ 0	$ 0	$ 0	$ 0	$21,213,950	$ 0	$(21,213,950)	$ 0

Property, Plant and Equipment	7,163,818	(2,252,143)	(4,835,353)	76,322	7,203,820	(2,252,143)	(4,835,353)	116,324
	$7,163,818	$(2,252,143)	$(4,835,353)	$76,322	$28,417,770	$(2,252,143)	$(26,049,303)	$116,324

Breakdown of Property, Plant and Equipment:
SCMP Plant No. 1	$2,061,585	$(1,360,932)	$ (700,653)	$ 0	$2,061,585	$(1,360,932)	$ (700,653)	$ 0
SCMP Plant No. 2	2,983,845	(429,525)	(2,554,320)	0	3,023,847	(429,525)	(2,554,320)	40,002
SCMP Mach and Tools	94,531	(94,531)	0	0	94,531	(94,531)	0	0
SCMP Crushing Plant	1,576,887	0	(1,576,887)	0	1,576,887	0	(1,576,887)	0
SCMP Vehicles	202,675	(202,675)	0	0	202,675	(202,675)	0	0
SSGM Lab-Bldg.	29,789	(26,296)	(3,493)	0	29,789	(26,296)	(3,493)	0
SSGM Lab-Equip.	110,702	(110,702)	0	0	110,702	(110,702)	0	0
SSGM Metal Shed	553	(553)	0	0	553	(553)	0	0
SMO Office	26,929	(26,929)	0	0	26,929	(26,929)	0	0
SSGM Land	2,441	0	0	2,441	2,441	0	0	2,441
Modesto Land	73,881	0	0	73,881	73,881	0	0	73,881
		$(2,252,143)	(4,835,353)			$(2,252,143)	(4,835,353)

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 3 -  Investment in Property, Plant, Equipment  and Mining Resources (Continued)

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company did not impair the plant and equipment for the amount of $116,324 during the fourth quarter ending March 31, 2009 because it believed that it would be fully recoverable.  During the fiscal year ended March 31, 2010, $40,002 was recovered and the remaining balance of $76,322 represents the cost of land that management believes is fully recoverable.

Note 4 -  Commerce/Sanseb Joint Venture (“Joint Venture”)

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 4 -  Commerce/Sanseb Joint Venture (“Joint Venture”) (Continued)

Investment in El Salvador Mining Projects

During the fiscal year, the Company has advanced funds, performed services, and allocated its general and administrative costs to the Joint Venture.

As of March 31, 2010 and 2009, the Company, Sanseb and three of the Company’s subsidiaries have invested (including carrying costs) the following in its Joint Venture:

	2010	2009
The Company’s advances (net of gold sale proceeds) since 09/22/87	$84,587,693	$78,235,144
The Company’s initial investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the Joint Venture	3,508,180	3,508,180
Sanseb’s investment in the mining projects and amount due to the Company	57,888,800	54,934,334
Total:	$149,492,853	$140,185,838
Advances by the Company’s three subsidiaries	590,265	590,265
Combined total investment	$150,083,118	$140,776,103

Amounts shown include all intercompany investments prior to elimination for consolidation. All intercompany balances and transactions have been eliminated.

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 4 -  Commerce/Sanseb Joint Venture (“Joint Venture”) (Continued)

El Salvador Mineral Production Fees

As of July 2001, a series of revisions to the El Salvador Mining Law offered to make exploitation more attractive.  The principal change was that  the fee payable to the GOES was reduced to two percent of the gross gold and silver receipts.

Note 5 -  Synopsis of Real Estate Ownership and Leases

The Company's 52%-owned subsidiary, Misanse, owns the 1,470 acre SSGM site located near the city of Santa Rosa de Lima in the Department of La Union, El Salvador.  The Company, through its late President, also owns approximately 63 acres at the Modesto Mine in El Salvador.  In addition, the Joint Venture from time to time has entered into term agreements with others to have access to other properties.  Payment for these agreements is based on the production of gold payable in the form of royalties.  The Company also leases on a month-to-month basis approximately 4,032 square feet of office space in Milwaukee, Wisconsin.

Note 6 -  Notes Payable and Accrued Interest

	03/31/10	03/31/09
Related Parties Mortgage and promissory notes to related parties, interest ranging from one percent to four percent over prime rate, but not less than 16%, payable monthly, due on demand, using the Misanse lease, real estate and all other assets owned by the Company, its subsidiaries and the Joint Venture as collateral. (Note 7)	$27,661,381	$23,390,532
Other Short-term notes and accrued interest (March 31, 2010, $242,238 and March 31, 2009, $220,638) issued to other non related parties, interest rates of varying amounts, in lieu of actual cash payments and includes a mortgage on a certain parcel of land pledged as collateral located in El Salvador.	377,238	355,638

Total:	$28,038,619	$23,746,170

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 7 - Related Party Transactions

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at March 31, 2010 and 2009, respectively.  The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $363,229 and $184,479 as of March 31, 2010 and March 31, 2009, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of March 31, 2010 and 2009:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $18,413,742 and $15,673,362 at March 31, 2010 and 2009, respectively; the 2010 interest was $2,740,380 and the 2009 interest was $2,334,081.  To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $1,973,589 and $1,679,874 at March 31, 2010 and 2009, respectively, including accrued interest, from the Company’s late President’s Rollover Individual Retirement Account (ELM RIRA).  The 2010 interest was $293,715 and the 2009 interest was $250,003.  These loans are evidenced by the Company’s open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 7 - Related Party Transactions (Continued)

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of March 31, 2010 and March 31, 2009:

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

This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $5,136,655 and $4,112,818 at March 31, 2010 and 2009, respectively; the 2010 interest was $745,065 and the 2009 interest was $586,238.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company’s Directors have consented and approved the following transactions of which the status of each are reflected as of March 31, 2010 and 2009:

The late President’s wife’s Rollover Individual Retirement Account (SM RIRA) has the Company’s open-ended, secured, on-demand promissory note in the sum of $1,240,546 and $1,168,811 at March 31, 2010 and 2009, respectively; the 2010 interest was $204,182 and the 2009 interest was $173,945.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month.  The Company owes her as an individual and as a consultant, the sum of $543,600 and $507,600 at March 31, 2010 and 2009, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son’s wife have the Company’s open-ended, on-demand promissory note in the sum of $404,841 and $344,591 at March 31, 2010 and 2009, respectively; the 2010 interest was $60,249 and the 2009 interest was $$51,283.  The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 7 - Related Party Transactions (Continued)

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $546,232.50 for 2,427.7 hours of legal services rendered from July 1980 through March 31, 2010.  By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company’s open-ended, secured, on-demand promissory note in the sum of $468,601and $391,152 at March 31, 2010 and 2009, respectively; the 2010 interest was $68,449 and the 2009 interest was $44,970.   The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The late President's half brother has a promissory note in the sum of $23,407 and $19,923 at March 31, 2010 and 2009, respectively; the 2010 interest was $3,483 and the 2009 interest was $2,965.  The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors, by their agreement, have deferred cash payment of their Director fees beginning on January 1, 1981, until such time as the Company’s operations are profitable.  Effective from October 1, 1996 to March 31, 2009, the Director fees were $1,200 for each quarterly meeting and $400 for attendance at any other Directors' meeting; and the Executive Committee Director fees were $400 for each meeting.  At a Board of Directors' meeting held in June of 2009, the Directors agreed to amend the Director fees to be $600 for attendance at any meeting retroactive to April 1, 2009.

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company’s common shares.  The Chairman/President does not receive any Director fees.  The total amount due for accrued Director fees during this fiscal year is $32,800.  All of the Directors agreed to accrue the amount due to them for Director fees during this fiscal year.  The other salary accruals as of March 31, 2010 are $76,616 compared to $64,616 for March 31, 2009.

Note 8 - Commitments and Contingencies

Reference is made to Notes 2, 4, 5, 6, 7, 10, 11, 12, and 15.

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 8 - Commitments and Contingencies (Continued)

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 8 - Commitments and Contingencies (Continued)

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 8 - Commitments and Contingencies (Continued)

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

Company Net Advances to the Joint Venture during the fiscal year ended March 31, 2010

	Total Advances	Interest Charges
Beginning balance	$78,235,144	$57,903,982
Advances during fiscal year ended March 31, 2010	6,352,549	5,880,054
Total Company’s net advances	84,587,693	63,784,036
Advances by three of the Company’s subsidiaries	590,265	0
Total net advances as of March 31, 2010	$85,177,958	$63,784,036

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 9 -  Income Taxes

At March 31, 2010, the Company and its subsidiaries, excluding the Joint Venture, have estimated net operating losses remaining in a sum of approximately $19,765,393, which may be carried forward to offset future taxable income; the net operating losses expire at various times up until the year 2024.

The Financial Accounting Standards Board (FASB) has issued ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740-10, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of March 31, 2010, the Company had no accrued interest and penalties related to uncertain tax positions.

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

	March 31
Deferred Tax Assets:	2010	Rate	2009	Rate
Net Operating Loss Carry-forwards	$ 6,720,234	34%	$ 5,484,951	34%
Valuation Allowance for Deferred Tax Assets	(6,720,234)	(34%)	(5,484,951)	(34%)
Net Deferred Tax Assets:	$ 0	0	$ 0	0

The components of current income tax expense as of March 31, 2010, 2009 and 2008 respectively are as follows:

	As of March 31
	2010	2009
Current federal tax expense	$ 0	$ 0
Current state tax expense	$ 0	$ 0
Change in NOL benefits	$(1,235,283)	$(1,022,828)
Change in valuation allowance	$ 1,235,283	$ 1,022,828
Income tax expense	$ 0	$ 0

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 10 - Description of Securities

a.  Common Stock

The Company’s Wisconsin Certificate of Incorporation effective as of April 1, 1999 authorizes the issuance of 50,000,000 shares of common stock, $0.10 par value per share of which 30,750,869 and 30,750,869 shares were issued and outstanding as of March 31, 2010 and 2009.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore.  In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the issued and outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

There were no Company common shares issued during the fiscal year ended March 31, 2010.

b.  Preferred Stock

There were no preferred shares issued and outstanding for the periods ending March 31, 2010 or 2009.

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

c.  Stock option activity:

There were no stock options issued or outstanding for the periods ending March 31, 2010 or 2009.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 10 - Description of Securities (Continued)

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

e.  Share Loans - Others

A series of borrowings of the Company’s common shares were made from time to time under the provision that the owners would sell said shares as the Company’s designee, with the proceeds payable to the Company.  In exchange, the Company agreed to pay these shares loaned within 31 days or less by issuing its restricted common shares, together with interest payable in restricted common shares payable at a negotiated rate of interest normally payable in advance for a period of one year.  As of March 31, 2010, there were no shares due to other parties for shares borrowed or for interest payment on the borrowed shares.

f.  S.E.C. Form S-8 Registration

On June 7, 2006, the Company declared effective its sixth Securities and Exchange Commission Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, as amended, and registered 3,000,000 of the Company’s $0.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  A total of 35,000 of these shares were issued during the fiscal year ending March 31, 2009 and no shares were issued during this fiscal year, leaving a balance of 925,147 unissued Form S-8 common shares.

g.  Commerce Group Corp. Employee Benefit Account (CGCEBA)

This account was established for the purpose of compensating the Company’s employees for benefits such as retirement, severance pay, and all other related compensation that is mandatory under El Salvadoran labor regulations, and/or as determined by the Officers of the Corporation.  The Directors provide the Officers of the Company with the authority to issue its common shares to the CGCEBA on an as needed basis.  Under this plan, payment can be made to any employee of the Company or the Company’s subsidiaries.  The CGCEBA has sold some of the shares issued to the CGCEBA from time to time during this fiscal year to meet its obligations primarily to its El Salvadoran employees.  As of April 1, 2008, 800,000 common shares remained in the account.  During this fiscal period no shares were added and no shares were sold, leaving a balance of 800,000 common shares as of March 31, 2010.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 11 - Litigation

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

On March 18, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. delivered a Notice of Intent to commence international arbitration proceedings against the Government of El Salvador under the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR).  The Company contends that the Government of El Salvador frustrated its effort to develop its mining interests in the country of El Salvador in violation of CAFTA-DR.  The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages.  Since the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR.  The request for arbitration was registered with the ICSID on August 21, 2009.  On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company’s action under CAFTA-DR have all accepted their appointments.  As a result, the Arbitral Tribunal was therefore deemed under ICSID Arbitration Rule 6 to have been constituted.

There has been no amount accrued for litigation as of March 31, 2010 or March 31, 2009.

Note 12  -  Certain Concentrations and Concentrations of Credit Risk

The Company is subject to concentrations of credit risk in connection with maintaining its cash primarily in three financial institutions for the amounts in excess of levels.  Two are insured by the U.S. Federal Deposit Insurance Corporation.  The other is an El Salvadoran banking institution, which the Company uses to pay its El Salvadoran obligations.  The Company considers the U.S. institutions to be financially strong.  It does not consider the underlying risk at this time with its El Salvadoran bank to be significant, although, there is a concentration of credit risk related to all operations taking place in a foreign jurisdiction whose laws are different from those in the U.S.  Also, the civil and economic factors of El Salvador are different.  To date, these concentrations of credit risk have not had a significant effect on the Company’s financial position or results of operations.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 12  -  Certain Concentrations and Concentrations of Credit Risk (Continued)

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

Note 13 -  Business Segments

The FASB ASC 280-10(formerly Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information) became effective for fiscal years beginning after December 15, 1997.  FASB ASC 280-10 establishes standards for the way that public business enterprises determine operating segments and report information about those segments in annual financial statements.  FASB ASC 280-10 also requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders.  FASB ASC 280-10 further establishes standards for related disclosure about products and services, geographic areas, and major customers.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 13 -  Business Segments (Continued)

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

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 14 -  Going Concern

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

During the past five years, the Company and its shareholders and officers have been able to provide the capital necessary to continue the operations of the Company, the maintenance of the mine and related equipment, and perform limited exploration on its exploration license areas.  However, there is no guarantee that the Company can continue to provide the required capital and to keep the Company’s assets maintained.  If the Company were unable to raise sufficient funds, the Company would be unable to pay its employees in El Salvador, which could result in loss of assets or impairment thereof.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is also entertaining joint venture opportunities, and other financing in order to generate sufficient capital to begin the open-pit, heap-leaching operation at the San Sebastian Gold Mine, if permitted by the Government of El Salvador.  The substantial increase in the price of gold should increase investors’ interest.

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

Given all of these factors and events, the Company determined that its assets have been impaired and the Company has made significant adjustments to account for impairment.  A pre-tax charge of $21,213,950 was recognized in the fourth quarter ending March 31, 2009, fully impairing the mining resource assets.  Additionally, a pre-tax charge of $4,835,353 was recognized in the fourth quarter ending March 31, 2009, related to impairment of plant and equipment.  The Company did not impair the plant and equipment for the amount of $116,324 during the fourth quarter ending March 31, 2009 because it believed that it would be fully recoverable.  During the fiscal year ended March 31, 2010, $40,002 was recovered and the remaining balance of $76,322 represents the cost of land that management believes is fully recoverable.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 15 -  Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 15 -  Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 15 -  Recent Accounting Pronouncements (Continued)

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

COMMERCE GROUP CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

March 31, 2010

Note 15 -  Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2010, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Executive Officers and Managers of the Company

Listed below are the names, ages and positions of the executive officers and managers of the Company and their business experience during the past five or more years.  All officers were elected at an annual meeting of the directors.

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

Directors, Officers’ and Key Management’s Experience

Following is a listing of the members of the Company’s Board of Directors, Officers and Key Management as of March 31, 2010, along with their respective ages and descriptions of their professional experience.

John H. Curry, age 69, has been a Class II Director since October 18, 2002.  On May 10, 2004 he became a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  He was elected as Executive Vice President and as a Member of the Executive Committee on October 26, 2007.  Mr. Curry is an economist and was an economic advisor to the U.S. Government during more than 23 years in the Foreign Service working in U.S. Embassies abroad.  He has broad financial and management executive skills in the public and private sector with knowledge and experience in dealing with international financial organizations.  He has extensive experience with foreign governments, including international economic policy and trade relations, as well as familiarity with energy and mining markets, and has the ability to operate effectively in foreign cultures.  He qualifies as an audit committee financial expert.

On January 2, 2010, Mr. Curry started working as Administrator and CFO with Universal Health Staffing Services and AD Blessing Rehab.  He and his wife Patricia are shareholders.  He continues to assist during evenings at home with International Sales for Reyes Family Cigars where he worked from 2003 to 2009.  From 1993 to February 2003, he was the Assistant Director of Marketing and Chief Economist for Watanabe and Associates, Inc. and related firms CKC and KSK.  On a part-time basis, he worked from December 2000 to December 2003 as an analyst and writer on international trade and economics for the website of the Summit of the Americas Center at Florida International University.  From 1989 to 1993 he was employed by AmeriSecurities Corp., Continental Sales Company and Latine-Europe Corporation performing securities sales and marketing in Latin America and the Caribbean.  From 1966 to 1989 he was employed by the U.S. Department of State -  Foreign Service in various capacities, but primarily as an Economic Counselor for the U.S. Embassies in Mexico, Tunisia, Bolivia, Nicaragua, Costa Rica, El Salvador and Portugal.  He then retired from the service.

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

Edward A. Machulak, age 58, (Chairman and President) has been a Class II Director since October 28, 1985, and he was elected as a member of the Directors' Executive Committee on March 11, 1991.  On May 10, 2004, he became a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.   He also qualifies as a Director Emeritus.  Following the death of the late Chairman and President Edward L. Machulak, Edward A. Machulak was appointed as Temporary Chairman until the Company’s annual meeting scheduled for October 26, 2007.  At the Board of Directors’ Meeting which following the Annual Shareholders’ Meeting, the Board of Directors appointed him as the Chairman, President and Chief Executive Officer of the Company.  Prior to this appointment Mr. Edward A. Machulak served as the Executive Vice President since October 16, 1992 and as Secretary since January 12, 1987.  He was the Assistant Secretary from April 15, 1986 through January 12, 1987.   He is also a Director and President of:  Homespan Realty Co., Inc., San Luis Estates, Inc., San Sebastian Gold Mines, Inc. and Universal Developers, Inc.  He was a Director and Secretary of Ecomm Group Inc. from 1997 to May 16, 2000.  On May 17, 2000 he was elected as a Director and President of Ecomm Group Inc.  His business experience is as follows:  Director and Corporate Secretary of General Lumber & Supply Co., Inc., a building material wholesale and retail distribution center from April 1, 1970 to November 1983; Director and President of Gamco, Inc., a marketing and advertising company, from November 1983 to present; Director and President of Circular Marketing, Inc., an advertising and marketing business, from March 1986 to present; Director and President of MacPak, Inc., an Internet developer, since September 26, 1996 to present; Director and President of Edjo, Ltd., a company involved in the development, subdividing and sale of land and real estate from June 7, 1973 to present; Director and President of Landpak, Inc., a corporation which owns, operates, manages and sells real estate from September 1985 to present; and he was involved in other corporate real estate ventures and business activities since 1976.  Reference is made to the notes of the Executive Compensation Summary Compensation Table for more information.

Sylvia Machulak, age 78, was appointed as a Class I Director to fill one of two Director vacancies on August 20, 2008 and also serves as a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  She is the wife of Edward L. Machulak, the Company’s long-time Chairman who died on October 21, 2007.  She has acted as a consultant for the Company since 1962.  Mrs. Machulak is also the current president of General Lumber & Supply Co., Inc., in Milwaukee, Wisconsin.

Robert C. Skeen, age 79, was appointed as a Class I Director to fill one of two Director vacancies on August 20, 2008 and also serves as a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  Mr. Skeen was a public works inspector for sewer and water construction in the City of Milwaukee for 28 years.

Sidney Sodos, age 72, has been a Class III Director since February 9, 1998.  Since May 10, 2004, he has been a non-independent member of the Audit, Compensation, Corporate Governance and Nominating Committees.  He was elected as Vice President and Treasurer and as a Member of the Executive Committee on October 26, 2007.  Mr. Sodos was the senior member of the law firm of Sodos & Kafkas, S.C. and on July 1, 2003 he became a member of the law firm of Machulak, Robertson & Sodos, S.C.  He is licensed and has practiced law in the federal and state courts in the State of Wisconsin for a period of more than 40 years.  He specializes in corporate litigation and media law.  He was the Executive Director of the American Federation of Television and Radio Artists in the States of Wisconsin and Illinois (1974-1981).  He served as a member of the North Shore East Water Trust, a division of a local municipality.  He also was a moderator of a radio program (WTMJ Milwaukee, Wisconsin) “The Law and Sometimes Justice.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and related Securities and Exchange Commission rules require that directors, executive officers and beneficial owners of 10% or more of any class of equity securities report to the Securities and Exchange Commission changes in their beneficial ownership of the Company’s Capital Stock and that any late filings be disclosed.  Based solely on a review of the copies of such forms furnished to the Company, or representations that no Form 5 was required, the Company believes that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during its fiscal year ended March 31, 2010.

Code of Business Conduct and Ethics

The Company is committed to having sound corporate governance principles.  Having such principles is essential to running the Company’s business efficiently, however practicality must prevail in operating a small business.  Presently, none of its directors qualify as being independent.  Edward A. Machulak is an officer of the Company and Messrs. Sodos, Curry and Skeen and Mrs. Sylvia Machulak provide legal and consulting services.  The directors believe that collectively due to many years of experience they are capable of providing advice and direction that is in the best interest of the shareholders.

The directors have a reputation for being transparent, dependable, honest and ethical in their many years of being in business.  Historical information supports their disciplined conduct, experience, knowledge, fair, full and timely disclosures, their determination to comply with laws, rules and regulations, and accountability to respect the code of business conduct and ethics.

Board Meetings and Committees

All of the directors, as of the date that they held office, attended 100% of each of the five scheduled meetings.  The standing committee of the Board of Directors is composed of the following:  Executive Committee, Edward A. Machulak; John H. Curry, Sidney Sodos, Sylvia Machulak and Robert C. Skeen, and the Audit Compensation, Corporate Governance and Nominating Committee consists of all of the directors.

Compensation of Directors

In the past, the director's fees of $1,200 for each meeting (excluding the President) were based on a minimum of four quarterly scheduled meetings held in February, May, August and November of each year.  Following the death of the late President Edward L. Machulak on October 21, 2007, the directors found it necessary to reschedule their meeting dates and to meet as necessary at a fee of $400 per meeting and $1,200 per quarterly meeting.  Effective April 1, 2009, the Directors agreed to accept $600 for Director fees for any Director meeting held.  Five meetings were held from April 1, 2009 through March 31, 2010.  The fees, together with travel and out-of-pocket expenses, if any, are payable quarterly on the date of each quarterly scheduled meeting or if no quarterly meeting is held then such fees are payable on the second Monday of said month that the meeting was to be held.  On January 1, 1981, the directors unanimously agreed by resolution that cash payment of directors' fees will be deferred until such time as the Company has adequate annual operating profits and a cash flow to make such payments. This resolution was reconfirmed on October 16, 1992.  On September 16, 1994, at the Annual Directors' Meeting, the directors unanimously adopted a resolution that in lieu of cash payment of directors' fees, which are subject to the Company realizing a profit, and adequate cash flow, the directors have an option to exchange the amount due to them for the Company's common shares on or before the close of each fiscal year based on a formula determined by the directors. The directors, in order to have a vested interest in the Company, are encouraged to own the Company's common shares. The directors, at a regularly scheduled directors’ meeting held on March 29, 2010, established the conversion price for these and other common shares to be issued to be based on the average closing bid price of the shares traded during a period of time beginning on December 1st through February 19, 2010, but not less than the par value of $.10 per share.  The average closing price during the 81-day period from December 1, 2009 through February 19, 2010 was $.075 a share. Therefore, the par value of $.10 per share was used in determining the number of shares issued for employee bonuses, consultants, and services rendered, and for other authorized purposes through the fiscal year ended March 31, 2010.  During March 2010, all of the directors and officers agreed to accrue the amounts due to them for director fees and officer compensation.  In addition, one director provided consulting services and agreed to accrue the sum due to him.

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

1.

Honest and ethical conduct;

2.

Full, fair, accurate, timely and understandable disclosures;

3.

Compliance with laws, rules, and regulations;

4.

Prompt internal reporting of violations of the Code; and

5.

Accountability for adherence to the Code.

Executive Committee

The Executive Committee members are Messrs. Edward A. Machulak, John H. Curry and Sidney Sodos, and, as of August 20, 2008, Sylvia Machulak and Robert C. Skeen.  The Executive Committee was formulated to provide the authority to act on behalf of the directors during such time when the directors are not in session; at this time, five directors are elected to this committee.  The Executive Committee provides additional resources to assist management in making strategic decisions and consults  with  management on technical, tactical, organizational and administrative matters, acquisitions and dispositions, exploration targets, mergers and policies regarding the long-term growth of the Company.  During this fiscal year, the Executive Committee met five times.  The fee paid to a Director of the Executive Committee, (except the President), is $600 for each meeting attended.

Audit Committee

The Audit Committee of the Board of Directors was formed on February 9, 1998.  Since May 10, 2004, none of the directors qualify as being independent and the Board decided that the entire Board may act on any matter pertaining to this committee.  Messrs. John H. Curry and late President Edward L. Machulak qualified as Audit Committee financial experts as defined in Item 401(h) of Regulation S-K.  Four Audit Committee meetings were held in this fiscal year.  It meets before the regular, quarterly and/or annual directors’ meetings.  There is no additional compensation paid for being a member of the Audit Committee.  The directors firmly believe, despite the fact that they are classified as being non-independent, that collectively they are capable of providing advice and counsel that will be in the best interest of the shareholders.  The Audit Committee reviews, acts on with respect to auditing performance and practices, risk management, financial and credit risks, accounting policies, internal control, tax matters, financial reporting and financial disclosure practices of the Company.  The Audit Committee is responsible for reviewing and selecting the Company’s independent registered public accounting firm, reviewing the scope of the annual audit, pre-approving the nature of non-audit services, approving the fees to be paid to the independent registered public accounting firm, reviewing the performance of the Company’s independent registered public accounting firm, reviewing the accounting practices of the Company and other tasks as described in the Audit Committee’s Charter. The Audit Committee also recommends the choice of independent public accountants to be retained.  The Audit Committee has the sole authority to retain and terminate the Company’s independent public accountants, approve all auditing services and related fees and the terms thereof and to pre-approve any non-audit services to be rendered by the Company’s independent accountants from Audit Committee meetings that were held during the fiscal year ended March 31, 2010. The Board approved Charter of the Audit Committee is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.

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

During the Company’s fiscal year ended March 31, 2010, the Board of Directors held five meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Corporate Governance and Nominating Committee held one meeting.  All of the directors and the nominees, as of the date they held office, attended 100% of the board meetings and meetings of committees of which they are members.

Item 11.  Executive Compensation

Executive Compensation

Report of Compensation Committee

The Compensation Committee, which consists of the entire Board of Directors, has furnished the following report on executive compensation for its fiscal year ended March 31, 2010.

The Company's executive compensation program is administered by all of the directors; presently Edward A. Machulak, Sidney Sodos, John H. Curry, Sylvia Machulak, and Robert C. Skeen.  None of the directors are considered to be independent.  During the fiscal year ended March 31, 2010, the directors have considered many factors such as business performance, cash preservation, Company goals, and any other components necessary to arrive at a just compensation for the Company's Officers.  They also considered the needs of attracting, developing, rewarding and retaining highly qualified and productive individuals by providing them with attractive compensation awards.  The directors want to ensure compensation levels that are externally competitive and internally equitable, therefore, the directors agreed to provide an encouraging executive stock ownership program to enhance a mutuality of interest with other shareholders.  The directors are committed to a strong, positive link between the Company's achievement of its goals, taking into consideration its financial condition, compensation and benefit plans.  The specific duties and responsibilities of the Compensation Committee are described in the Charter of the Compensation Committee which is available at http://www.commercegroupcorp.com or by writing to the Company, attention Investor Relations.

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

Long-Term Incentive Plan Compensation

Other than the promises, assurances, and understanding that the accrued salary of late President Edward L. Machulak as of March 31, 2010 ($3,455,786), will be paid and an adjustment will be made at such time as the Company has adequate funds to compensate him for the loss of the dollar value due to inflation that took place over the past 26.58 years, the only other obligation associated with his services is as follows:  On February 16, 1987, by a Consent Resolution of all of the Directors, late President Edward L. Machulak was awarded as a bonus compensation the following:  For a period of twenty (20) years, commencing the first day of the month following the month in which the Company begins to produce gold on a full production basis from its El Salvadoran gold mining operations, the Company will pay annually to the late President two percent (2%) of the pre-tax profits earned from these operations.

Services and Consulting Compensation Plan Covered Under SEC Form S-8 Registrations

On June 7, 2006, the Company filed its sixth SEC Form S-8 Registration Statement No. 333-134805 under the Securities Act of 1933, and it registered 3,000,000 of the Company’s $.10 par value common shares for the purpose of distributing shares pursuant to the plan contained in such registration.  Of the 3,000,000 shares registered, 932,273 shares were issued during the fiscal year ending March 31, 2008, 35,000 shares were issued during the fiscal year ending March 31, 2009, and no shares were issued during the fiscal year ending March 31, 2010, leaving a balance of 924,147 unissued Form S-8 common shares as of March 31, 2010.

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

(3)

On March 11, 1991, the directors decided that it would be in the best interest of the Company to reactivate its Executive Committee with authority to act on behalf of the directors during such time when the directors are not in session; two members were elected to this committee.  On October 26, 2007, Directors John H. Curry and Sidney Sodos were elected to serve on this committee with Director Edward A. Machulak.  Directors Sylvia Machulak and Robert C. Skeen were elected to serve on this committee on August 20, 2008.   The members of the Executive Committee (excluding the President of the Company, who is a director and a member of the committee) receive a $600 compensation fee for each meeting attended.  During this fiscal year, a total of five executive meetings were held.  All of the Directors attended these meetings.

(4)

On February 9, 1998, the directors formed an Audit Committee that meets before or after each regular, quarterly and/or annual directors’ meeting, providing there is business to be conducted, at no additional compensation.  During the fiscal period ended March 31, 2010, four Audit Committee meetings were held.  On May 9, 2005, the directors acknowledged that none of them qualified as being an independent Audit Committee member, therefore, they decided that all of the directors in concert would act as an Audit Committee.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Commerce's common shares as of April 30, 2010, by (i) each of its directors who own Commerce common shares; (ii) all directors and officers as a group; and (iii) each person or entity known by the Company to be the beneficial owner of more than 5% of its outstanding stock.  Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

*All directors and beneficial owners listed above can be contacted through Commerce's offices located at 6001 N. 91st Street, Milwaukee, Wisconsin 53225-1795.

(1)

Unless otherwise indicated, shares shown as beneficially owned are those as to which the named person possesses sole voting and investment power.

(2)

All shares indicated are common shares and percent calculations are based on the total common shares issued and outstanding as of April 30, 2010.

(3)

The number of common shares owned by the late Edward L. Machulak, the former President of the Company, personally as of April 30, 2010 is 1,291,072.  The number of shares owned by the Edward L. Machulak Rollover Individual Retirement Account as of April 30, 2010 is 2,353,670.

The number of common shares owned by Sylvia Machulak, wife of the late Edward L. Machulak, the former President of the Company, personally as of April 30, 2010 is 3,651,786.  The number of shares owned by the Sylvia Machulak Rollover Individual Retirement Account as of April 30, 2010 is 342,781.  If the 3,994,567shares owned by Sylvia Machulak and her Rollover Individual Retirement Account were added to the 3,664,742 above described shares owned by the late Edward L. Machulak and his Rollover Individual Retirement Account, then the total shares would amount to 7,639,309, or a 24.84% ownership.  Mr. Machulak disclaimed any beneficial interest in these shares owned by Sylvia Machulak, or her Rollover Individual Retirement Account.

(4)

Does not include 1,000 shares owned by Carol A. Machulak, Edward A. Machulak's wife, or 47,500 shares held by him and his wife for their child under the Uniform Gift to Minor’s Act, in which he disclaims any beneficial interest.

(5)

The 1,411,154 common shares owned directly by Robert C. Skeen as of April 30, 2010, do not include the 1,348,923 common shares owned by Lillian M. Skeen, his wife.  If the shares owned by Lillian M. Skeen were added to the 1,411,154 above described shares owned by Robert C. Skeen, then the total shares would amount to 2,760,077 or a 8.98% ownership of shares based on 30,750,869 common shares issued and outstanding as of April 30, 2010.

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

Reference is made to Item 8.  Financial Statements and Supplementary Data, Note 7, Related Party Transactions, Note 8, Commitments and Contingencies, and Item 11.  Executive Compensation for details.

Certain promissory notes detailed in Note 7, Related Party Transactions, are secured by the following collateral:

Collateral Pledged to Secure the Promissory Notes

The following collateral is held by the late Edward L. Machulak, as an individual and not as a director or officer of Commerce and in concert with the Edward L. Machulak Rollover Individual Retirement Account, the Sylvia Machulak Rollover Individual Retirement Account, Sylvia Machulak as an individual, General Lumber & Supply Co., Inc., and, beginning on March 31, 2007 it includes Machulak, Robertson & Sodos, S.C., John E. Machulak and Susan R. Robertson, husband and wife, Circular Marketing, Inc., and Edward A. Machulak as an individual:  (1) 2,002,037 shares of the Sanseb $.10 par value common stock; (2) 1,346 Mineral San Sebastian, S.A. de C.V. common shares, 100 colones par value; (3) 300 Homespan Realty Co., Inc. no par value common shares; (4) 1,800 Universal Developers, Inc. no par value common shares; (5) one voting membership certificate of San Luis Valley Irrigation Well Owners, Inc.; (6) certificate no. 312 consisting of .001447 units of Augmentation Plan Number One of San Luis Valley Irrigation Well Owners, Inc.; (7) 100 Ecomm Group Inc., $.10 par value common shares; (8) assignment with others of the 1987 concession granted by the Government of El Salvador to Misanse which was assigned by Misanse to the Joint Venture and renewed by the Government of El Salvador on May 20, 2004 with a 30-year term exploitation concession consisting of 304 acres; (9) the New San Sebastian Gold Mine Exploration Concession consisting of an area of 10,070 acres issued on February 24, 2003 and received from the Government of El Salvador on March 3, 2003 for a period of four years beginning on December 27, 2003 and thereafter automatically extended; (10) the Nueva Esparta Exploration Concession consisting of 11,115 acres issued by the Government of El Salvador on May 24, 2004; (11) the lease agreement by and between Mineral San Sebastian Sociedad Anomina de Capital Variable (Misanse) and Commerce dated January 14, 2003; (12) the San Cristobal Mill and Plant three-year lease executed on April 26, 2004, retroactive to November 13, 2003 and thereafter automatically extended until it was terminated in October 2009; (13) all of its current investment holdings; (14) all other miscellaneous assets owned by the Company filed under the Uniform Commercial Code requirements, and all other assets owned by the Joint Venture and/or its subsidiaries, including the gold ore reserves; (15) the assignment and pledge with others of all rights, titles, claims, remedies, and interest held by the Commerce/Sanseb Joint Venture which was formed on September 22, 1987, including the gold ore reserves; and (16) the cross-pledge collateral rights.  Director-approved confirmation agreements dated March 29, 2010 containing details were filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and 99.7. of this Form 10-K.

Collateral Pledged to General Lumber & Supply Co., Inc.

The collateral specifically pledged to General Lumber securing the promissory note(s) is as follows:  (1) 48,645 San Luis Estates, Inc. common shares, $.50 par value; (2) an interest with the former President of the Company in an assignment and pledge of all of the corporate assets and on all of its subsidiaries' assets which has been filed under the Uniform Commercial Code requirements; and (3) reference is made to the “Transactions with Management and Others” and the late Edward L. Machulak’s “Collateral Pledged to Secure the Promissory Notes” for a description of collateral pledged in concert with other described lenders.

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

Termination of Employment--None

Item 14.  Principal Accounting Fees and Services

Relationship with Independent Registered Public Accounting Firm

The Registrant, with the approval and consent of the Board of Directors, engaged the firm of Chisholm, Bierwolf, Nilson & Morrill, LLC of Bountiful, Utah as its independent registered public accounting firm to audit the financial records of the Company for the fiscal years ended March 31, 2010 and 2009.  This firm is registered with the Public Company Accounting Oversight Board (PCAOB). The Company also retained Chisholm, Bierwolf, Nilson & Morrill, LLC to audit the financial records for the fiscal year ended March 31, 2011.

Audit Fees

The audit fees for the years ended March 31, 2010 and 2009 respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company’s Sarbanes-Oxley Section 404 requirements and assistance with review of documents filed with the SEC.  There was no income tax work performed by the auditors, Chisholm, Bierwolf, Nilson & Morrill, LLC during 2010 or 2009.  Chisholm, Bierwolf, Nilson & Morrill, LLC’s audit fees, excluding all travel and lodging expenses are as follows for the fiscal year ended March 31, 2010:  approximately $10,800 excluding travel and lodging expenses and approximately $13,270 for the fiscal year ended March 31, 2009.

The Audit Committee has established procedures in order to safeguard the independence of the auditors.  For any proposed engagement to perform non-audit service:   (i) management and the auditor must affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (ii) management must describe the reasons for hiring the auditor to perform the services; and (iii) the auditor must affirm to the Audit Committee that it is qualified to perform the services.  The Audit Committee has delegated to the chairman its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the Audit Committee at its next regular meeting.  No non-audit related services were performed by Chisholm, Bierwolf, Nilson & Morrill, LLC for the fiscal years ended March 31, 2010, 2009 and 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following is a list of documents filed as part of this Report and are included herewith (*) or have been filed previously:

(1)

Financial Statements (included in Item 8 of this Report)

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets - March 31, 2010 and 2009

•

Consolidated Statements of Operations - Years Ended March 31, 2010, 2009 and 2008

•

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended March 31, 2010, 2009 and 2008

•

Consolidated Statements of Cash Flows - Years Ended March 31, 2010, 2009 and 2008

•

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules:  All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)

Schedule IV (1) Indebtedness of Related Parties

(4)

Schedule IV (2) Indebtedness to Related Parties

(5)

Reports on Form 8-K:

a.

On July 2, 2009, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company and San Sebastian Gold Mines, Inc. submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR.

b.

On March 29, 2010, the Company filed a Securities and Exchange Commission Form 8-K disclosing that the Company assigned its precious stones and jewelry that had a current book value of $132,447.77 to the Sylvia Machulak Rollover Individual Retirement Account for the purpose of reducing the open-ended, secured, on-demand promissory notes due to the Sylvia Machulak Rollover Individual Retirement Account by the sum of $132,447.77.

c.

On July 1, 2010 the Company filed a Securities and Exchange Commission Form 8-K disclosing that it received notice from the ICSID that the three nominations for arbitrators in the Company’s action under CAFTA-DR have all accepted their appointments.  As a result, the Arbitral Tribunal was therefore deemed under ICSID Arbitration Rule 6 to have been constituted.

(1)

Exhibits:

The exhibit numbers noted by an asterisk (*) indicate exhibits actually filed with this Annual Report on Form 10-K.  All other exhibits are incorporated by reference into this Annual Report on Form 10-K.

COMMERCE GROUP CORP.

FORM 10-K - MARCH 31, 2010

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 12, 2010.

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

Member of Audit Committee

Director-Emeritus, President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf  of the Company and in the capacities and on the dates indicated:

106

	Mining *1 El Salvador, Central America	Corporate Headquarters
Year ended March 31, 2010
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	0	(4,877,960)
Total assets	272,290	42,421
Capital expenditures	0	0

Year ended March 31, 2009
Sales and revenues	$ 0	$ 0
Depreciation & amortization	0	0
Operating income (loss)	;0	(30,016,783)
Total assets	321,174	252,097
Capital expenditures	0	0
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Name	Age as of March 31, 2010	Executive Offices Held With Company (1)	Period Served In Office (2)
Edward A. Machulak	58	President and Chief Executive Officer Temporary Chairman Executive Vice President Secretary Assistant Secretary	10/26/07 to present 10/21/07 to 10/26/07 10/16/92 to 10/26/07 1/12/87 to 10/26/07 4/15/86 to 1/12/87
Sidney Sodos	72	Vice President and Treasurer	10/26/07 to present
John H. Curry	69	Executive Vice President	10/26/07 to present
		Annual Compensation (1)
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)(2)(3)&(4)
Edward A. Machulak (Chairman, President and Chief Executive Officer) Edward L. Machulak (Late Chairman, President, Chief Executive Officer and Treasurer)	2010 2009 2008	$178,750 (None Paid-All Accrued) $178,750 (None Paid-All Accrued) $178,750 (None Paid-$104,271 Accrued 4/1/07-10/31/07)	(1) (1)) (1) & (2)	All Accrued-None Paid All Accrued-None Paid All Accrued-None Paid
Period	Years	Annual Salary	Total
April 1, 1981 – March 31, 1992	11.00	$ 67,740	$ 745,140
April 1, 1992 – September 30, 1996	4.500	$114,750	$ 516,375
October 1, 1996 – October 31, 2007	11.08	$165,000	$1,828,750
Balance	26.58		$3,090,265

Vacation Pay	Months	Payment	Total
April 1, 1981 – October 31, 2007	26.58	$13,750	$ 365,521
Total wages, etc. due as of March 31, 2010			$3,455,786
Period	Years	Annual Salary	Total
April 1, 2008 – March 31, 2010	2	$165,000	$330,000
Balance	2		$330,000

Vacation Pay	Months	Payment	Total
November 1, 2007 – March 31, 2010	2.41666	$13,750	$ 33,229
Total wages, etc. due as of March 31, 2010			$363,229
		Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Owner*	Position	Shares	Percent
Edward L. Machulak, deceased	Late Chairman of the Board, Director, President, Treasurer, Director Emeritus, Member of Executive Committee	1,291,072(3)	4.20%

Edward L. Machulak Rollover Individual Retirement Account		2,353,670(3)	7.66%

Edward A. Machulak	Chairman of the Board, Director, President, Director Emeritus, and Member of the Executive Committee	1,492,512(4)	4.85%

Sylvia Machulak	Director	3,651,786(3)	11.88%

Sylvia Machulak Rollover Individual Retirement Account		342,781(3)	1.11%

Robert C. Skeen	Director	1,411,154(5)	4.59%

Sidney Sodos	Vice President, Director and Treasurer and Member of the Executive Committee as of October 26, 2007	363,118	1.18%

John H. Curry	Executive Vice President and Director and Member of the Executive Committee as of October 26, 2007	338,998	1.10%

All Directors, Officers and Affiliates as a Group		11,245,091	36.57%
Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.(i) of the Company’s S.E.C. Form 8-K filed on April 13, 1999.)
3.2	Amended By-laws of the Wisconsin Chartered Company dated May 10, 2004. (Incorporated by reference to Exhibit 3.2 of the Company’s S.E.C. Form 10-K for the year ended March 31, 2006.)
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

4	Instruments defining the rights of security holders, including indentures.
9	Voting Trust Agreement--not applicable.
10	Material contracts.
10.1	Bonus compensation, Edward L. Machulak, February 16, 1987. (Incorporated by reference to Exhibit 7 of the Company’s Form 10-K for the year ended March 31, 1987.)
10.2	Loan Agreement and Promissory Note, Edward L. Machulak, June 20, 1988. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended March 31, 1993.) 100
Exhibit Number	Description of Exhibit

10.3	Loan Agreement and Promissory Note, Edward L. Machulak, October 14, 1988. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.4	Loan Agreement and Promissory Note, Edward L. Machulak, May 17, 1989. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.5	Loan Agreement and Promissory Note, Edward L. Machulak, April 1, 1990. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.6	Letter Agreement, Edward L. Machulak, October 10, 1989. (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended March 31, 1993.)
10.7	Loan Agreement and Promissory Note dated January 19, 1994. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended March 31, 1995.)
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

10.16

Nineteen-month lease agreement by and between the Company and Corporacion Salvadorena de Inversiones (“Corsain”), an El Salvadoran governmental agency, covering the real estate known as the San Cristobal Mill and Plant (SCMP) executed on March 25, 2008, retroactive to November 12, 2006.   Lease  renewed on June 12, 2008 for a six-month period to expire on December 11, 2008, with an option to subsequently renew it for additional three-month periods.  The Company chose to exercise this option and renewed the lease until it was terminated in October 2009.  (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the year ended March 31, 2008.)

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

10.19

Exploration concession/license issued by the Government of El Salvador to the Company for a period of four years with a four-year renewable extension under Resolution Number 27 dated February 24, 2003.  This concession/license permits the Company to explore an area of 10,070 acres for precious metals and is identified as the New San Sebastian Gold Mine Exploration Concession/License (New SSGM).  (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-Q for the period ended September 30, 2003.)

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

10.22*	Notice of Arbitration dated July 2, 2009 103
Exhibit Number	Description of Exhibit

11*	Schedule of Computation of Net Income Per Share
21*	Subsidiaries and Joint Venture of the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.0	Additional Exhibits
99.1*	Confirmation agreement, General Lumber & Supply Co., Inc., March 29, 2010, incorporated herein by reference.
99.2*	Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, March 29, 2010, incorporated herein by reference.
99.3*

Confirmation Agreement, Sylvia Machulak, Widow, on behalf of Edward L. Machulak, deceased, for the Edward L. Machulak Rollover Individual Retirement Account, March 29, 2010, incorporated herein by reference.

99.4*	Confirmation Agreement, Sylvia Machulak as an individual and for her Rollover Individual Retirement Account, March 29, 2010, incorporated herein by reference.
99.5*	Confirmation Agreement, Edward A. Machulak as an individual and as President of Circular Marketing, Inc., March 29, 2010, incorporated herein by reference.
99.6*	Confirmation Agreement, John E. Machulak and Susan R. Robertson as individuals, March 29, 2010, incorporated herein by reference. 104

Exhibit Number	Description of Exhibit

99.7*	Confirmation Agreement, the Law Firm of Machulak, Robertson & Sodos, S.C., March 29, 2010, incorporated herein by reference.
99.8	Concession Agreement Assignment to the Company by Misanse (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K for the year ended March 31, 1988.)
99.9	Individual financial statements of majority-owned companies have been omitted because most of these companies are inactive and do not constitute a significant or material contribution to the Company.
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

Name	Office	Date

/s/ Edward A. Machulak Edward A. Machulak	Chairman of the Board of Directors, Member of Executive Committee, Member of Audit Committee, Director-Emeritus, President and Chief Executive Officer	July 14, 2010

/s/ Sidney Sodos Sidney Sodos	Director, Vice President and Treasurer	July 14, 2010

/s/ John H. Curry John H. Curry	Director and Member of Audit Committee, Executive Vice President	July 14, 2010