Form 10-Q
period 2010-06-30
COMMERCE GROUP CORP /WI/
filed 2010-08-16
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 2010

                                     or

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

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of August 13, 2010.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                   FOR THE FIRST QUARTER ENDED JUNE 30, 2010

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

These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended March 31, 2010.

         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Cash Flows                           6
         Notes to the Unaudited Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20
Item 4.  Controls and Procedures                                        20

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              23
Item 2.  Changes in Securities                                          23
Item 3.  Default Upon Senior Securities                                 23
Item 4.  Submission of Matters to a Vote of Security Holders            23
Item 5.  Other Information                                              23
Item 6.  Exhibits and Reports on Form 8-K                               24

SIGNATURES:
         Registrant's Signature Page                                    24
         Certification of Chief Executive Officer (Section 302)         25
         Certification of Chief Financial Officer (Section 302)         26
         Certification of Chief Executive Officer (Section 906)         27
         Certification of Chief Financial Officer (Section 906)         28

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

                     COMMERCE GROUP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     06/30/10
                                    (Unaudited)           03/31/10
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     9,334        $     5,965
 Other current assets                    40,000             40,000
 Accounts receivable - related,
  net of allowances                     251,611            250,582
 Supplies held for sale                   6,928              6,928
 Prepaid items and deposits              11,236             11,236
                                    ------------       ------------
  Total current assets                  319,109            314,711

Property, plant and equipment, net       76,323             76,323
                                    ------------       ------------
  Total assets                      $   395,432        $   391,034
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------

Current liabilities
 Accounts payable                   $     2,948        $     2,947
 Accounts payable - related             338,182            322,631
 Notes and accrued interest
  payable to related parties         28,837,762         27,661,381
 Notes and accrued interest
  payable to others                     382,623            377,238
 Accrued salaries                     3,939,881          3,895,631
 Accrued legal fees                     553,208            546,233
 Other accrued expenses - related
  parties                               585,400            576,400
 Other accrued expenses - other         423,879            421,125
                                    ------------       ------------
  Total current liabilities          35,063,883         33,803,586
                                    ------------       ------------
  Total liabilities                  35,063,883         33,803,586
                                    ------------       ------------

Commitments and contingencies


Shareholders' Deficit
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding - none      $         -        $         -

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 30,750,869 issued and outstanding:   3,075,087          3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (57,323,365)       (56,067,466)
                                    ------------       ------------
 Total shareholders' deficit        (34,668,451)       (33,412,552)
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $   395,432       $    391,034
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)




                                             2010             2009
                                      ------------     ------------
Revenues:                             $         -      $         -
                                      ------------     ------------
Expenses:
 General and administrative           $   115,960          188,254
                                      ------------     ------------
  Total expenses                          115,960          188,254
                                      ------------     ------------

Net loss from operations              $  (115,960)     $  (188,254)
                                      ------------     ------------
Other income (expense)
Interest expense                       (1,139,939)        (965,173)
                                      ------------     ------------
Total other income (expense)           (1,139,939)        (965,173)
                                      ------------     ------------

Net loss                               (1,255,899)      (1,153,427)

Income tax expense                              -                -

Net loss                               (1,255,899)      (1,153,427)
                                      ============     ============

Net loss per share basic/diluted      $      (.04)     $      (.04)
                                      ============     ============
Weighted average basic/diluted
  common shares outstanding            30,750,869       30,750,869
                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       COMMERCE GROUP CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED)

                                                2010            2009
                                              -------         -------
OPERATING ACTIVITIES:
Net loss                                  $(1,255,899)      $(1,153,427)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
  Decrease (increase) in mining supplies            -                 -
  Decrease (increase) in accounts
    receivable and other current
    assets/liabilities                         (1,029)                -
  Decrease (increase) in prepaid
  items and deposits                                -             2,852
 Increase in accounts payable
  and other accrued expenses                   15,551             6,682
 Increase in accrued interest
  to related parties                        1,134,553           959,788
 Increase in accrued interest to others         5,385             5,385
 Increase in accrued legal fees                 6,975             5,771
 Increase in accrued salaries                  44,250            44,250
 Increase in other accruals
  to related parties                            9,000            13,800
 Increase in other accruals                     2,754             3,712
 Net cash used in                          -----------      ------------
  operating activities                        (38,460)         (111,187)

INVESTING ACTIVITIES:
 Cash received, scrap metal                         -            24,000
                                            ----------       -----------
 Net cash provided by
  investing activities                              -            24,000

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                                41,829            75,869
                                            ----------        ----------
   Net cash provided by financing
    activities                                 41,829            75,869

Net increase (decrease) in cash and
 cash equivalents                               3,369           (11,318)
Cash - beginning of the period                  5,965            38,827
                                            ----------       -----------
Cash - end of the period                    $   9,334        $   27,509
                                            ==========       ===========

Supplemental disclosures of cash information:
---------------------------------------------


                                      June 30, 2010       June 30, 2009
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

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2010

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


NOTE 2 -  GOING CONCERN

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

                   COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES


INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

ACCOUNTING METHOD

The Company recognizes income and expenses on the accrual basis of accounting. The Company has elected a March 31 year end.

MINORITY INTEREST

During the first quarter periods ended June 30, 2010 and 2009, there were no expenses in the entities wherein minority interests existed. Minority interest as a whole is immaterial in these financial statements and therefore has not been presented.

OTHER CURRENT ASSETS

Other current assets consist primarily of stock of the Company held for reimbursement of medical and other expenses incurred by employees of the Company in El Salvador. The Company is required by the El Salvadoran government to set aside assets for the payment of medical and other expenses of El Salvadoran employees. During the year ended March 31, 2010, the Company revalued those assets held aside for reimbursement of expenses at current market values. As such, the Company recognized a loss on valuation of assets of $61,529. Other current assets as of the periods ended June 30, 2010 and March 31, 2010 were $40,000 and $40,000, respectively.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse     Others     Total
                                        --------   -------   --------
    Accounts receivable                 $251,611   $     0   $251,611
    Accounts payable - related parties  $251,611   $86,571   $338,182


The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $597,868 and that the Company owes Misanse $251,611 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts during its fiscal year ended March 31, 2009 and as of June 30, 2010 left a balance of $251,611 in accounts receivable.

SUPPLIES HELD FOR SALE

Supplies held for sale consist of consumable items used in processing mineralized material. The Company is in the process of liquidating its consumables and has reduced the value to the amount it anticipates to recover.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are expensed when incurred. The Company did not impair the plant and equipment for the amount of $76,323 which represents the cost of land that management believes is fully recoverable.

IMPAIRMENTS OF LONG-LIVED ASSETS

The Company evaluates the carrying value of the unamortized balances of long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made, in accordance with GAAP, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Those long-lived assets include the mine development, mineral interest, mining properties, and property, plant and equipment. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset. All other assets are fully impaired.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


LOSS PER COMMON SHARE


The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period.


SUBSQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events that would have a material impact on the financial statements.



NOTE 4 -  NOTES PAYABLE AND ACCRUED INTEREST

                                       06/30/10      03/31/10
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 5)       $28,837,762  $27,661,381

Other

Short-term notes and accrued
interest (June 30, 2010, $247,623
and March 31, 2010, $242,238)
issued to other non related
parties, interest rates of
varying amounts, in lieu of
actual cash payments and includes
a mortgage on a certain parcel of
land pledged as collateral
located in El Salvador.                   382,623      377,238
                                      -----------  -----------
Total:                                $29,220,385  $28,038,619

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at June 30, 2010 and March 31, 2010, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $404,479 and $363,229 as of June 30, 2010 and March 31, 2010, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of June 30, 2010 and March 31, 2010:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $19,168,560 and $18,413,742 at June 30, 2010 and March 31, 2010,
respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $754,818 and $642,484 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $2,054,490 and $1,973,589 at June 30, 2010 and March 31, 2010, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the three months ended June 30, 2010 and June 30, 2009 was $80,902 and $68,862
respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of June 30, 2010 and March 31, 2010:

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

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)



This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $5,360,224 and $5,136,655 at June
30, 2010 and March 31, 2010, respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $210,740 and
$169,554 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of June
30, 2010 and March 31, 2010:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,291,398 and $1,240,546 at June 30, 2010 and March 31,
2010, respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $50,853 and $47,912 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $552,600 and $543,600 at June 30, 2010 and March 31, 2010, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $421,436 and $404,841 at June 30, 2010 and March 31, 2010, respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $16,595 and $14,126 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $553,208 for 2,459 hours of legal services rendered from July 1980 through May
31, 2010. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $517,288 and $468,601 at June 30, 2010 and March 31, 2010, respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $19,687 and $16,034 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The late President's half brother has a promissory note in the sum of $24,366 and $23,407 as of June 30, 2010 and March 31, 2010,
respectively; the interest for the three months ended June 30, 2010 and June 30, 2009 was $959 and $817 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended June 30, 2010 and March 31, 2010 was $32,800 and $32,800 respectively. The other salary accruals as of June 30, 2010 and March 31, 2010 are $79,616 and
$76,616 respectively.


NOTE 6 -   LITIGATION

There is no pending litigation in the United States with the exception of the CAFTA proceedings described below. The Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) has revoked two of its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas and has challenged the Government of El Salvador's action. The Company has been notified that on April 29, 2010 the El Salvadoran Supreme Court issued a notice to counsel rejecting the Company's appeal.

The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR). On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR. The request for arbitration was registered with the ICSID on August 21, 2009.

On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR have all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. Based on discussions at the conference, it is anticipated that El Salvador will file preliminary objections to these arbitration proceedings which the tribunal will rule upon in late 2010 or early 2011.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 2010


NOTE 7 -  BUSINESS SEGMENTS

The Company presently has two reportable segments: mining and other. The mining segment was engaged in the exploitation and exploration of precious metals. The other segments are those activities that are combined for reporting purposes.

                                  Mining El Salvador,     Corporate
                                   Central America       Headquarters
                               ----------------------    ------------
Fiscal period ended 06/30/10
 Sales and revenues                 $         -          $         -
 Depreciation & amortization                  -                    -
 Operating income (loss)                      -           (1,255,899)
 Total assets                           271,036               48,073
 Capital expenditures                         -                    -

Fiscal period ended 06/30/09
  Sales and revenues                $         -          $         -
  Depreciation & amortization                 -                    -
  Operating income (loss)                     -           (1,153,427)
  Total assets                          310,067              249,034
  Capital expenditures                        -                    -

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the recent accounting pronouncements and does not believe the provisions of any will have a material effect on the financial position, results of operations or cash flows of the Company.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                        PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the first quarter periods ended June 30, 2010 and 2009. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)



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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $    86,571   $      20   $     86,591
Accounts payable - Comseb                251,611       2,928        254,539
Notes payable and accrued interest    28,837,762     382,623     29,220,385
Accruals - salaries                    3,939,881                  3,939,881
Accruals - legal fees                    553,208                    553,208
Accruals - other - Commerce              585,400     198,058        783,458
Accruals - other - Comseb                            225,821        225,821
                                     -----------    --------    -----------
  Total                              $34,254,433    $809,450    $35,063,883

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,255,899 or $.04 cents per share for the three months ended June 30, 2010. This compares to a net loss of $1,153,427 or $.04 cents per share for the three months ended June 30, 2009.

There was no current or deferred provision for income taxes during the three months ended June 30, 2010 or 2009. Additionally, even though the Company has an operating tax loss carry forward, the Company has previously recorded a net deferred tax asset due to an assessment of the "more likely than not" realization criteria required by FASB ASC 740-10 (formerly the Statement of Financial Accounting Standards No. 109, Accounting for Taxes).

Since the Company was not in production, inflation did not have a material impact on operations in the three months ended June 30, 2010 or 2009. The Company does not anticipate that inflation will have a material impact on continuing operations during the next fiscal year unless the Company is producing gold and silver.

Based on past experience, the costs for fuel will be a significant operating expense when production commences. It is expected that continued high fuel costs and increased costs of hiring and retaining qualified mining personnel with the required specialized skills to operate and manage a mining operation will have a potential significant impact on continuing operations in the future.

The Company recorded interest expense in the sum of $1,139,939 during this three-month period compared to $965,173 for the same period in 2009, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

Almost all of the costs and expenses incurred by the Company are allocated and charged to the Joint Venture.

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial condition and results of operations are based on the Company's consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report on S.E.C. Form 10-Q.

The preparation of the Company's financial statements requires that the Company make estimates and assumptions that affect the amounts reported in its financial statements and the accompanying notes. The Company has identified certain policies that it believes are important to the portrayal of its financial condition and results of operations.
These policies require the application of significant judgment by the Company's management. The Company bases its estimates on historical experience, industry standards, and various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on the Company's financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on the Company's accounting policies can be found in the notes to the Company's financial statements contained in its Form 10-K for its fiscal year ended March 31, 2010. There have been no significant changes to these policies during the period discussed in this report on Form 10-Q.

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

On or about September 13, 2006, the El Salvador Ministry of the Environment delivered to Commerce's El Salvadoran legal counsel its revocation of the environmental permits issued for the SSGM and SCMP. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company has challenged the Government of El Salvador's actions. Reference is made to note 6.

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                         SEC FORM 10-Q - JUNE 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2010, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of this fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - JUNE 30, 2010
                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings


          There is no pending litigation in the United States with the exception of the CAFTA proceedings described below. The Company's El Salvadoran legal counsel on December 6, 2006, filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources, (MARN) has revoked its El Salvadoran environmental permits for mining exploitation, without any prior notice, without a right to a hearing and without the right of due process, based on misguided assertions, and contrary to El Salvadoran law. In addition, the Company's legal counsel stated that there is a lack of legal foundation for the sanctions and excess authority exercised by MARN. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. Also, in October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas and has challenged the Government of El Salvador's action. The Company has been notified that on April 29, 2010 the El Salvadoran Supreme Court issued a notice to counsel rejecting the Company's appeal.

          The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR). On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR. The request for arbitration was registered with the ICSID on August 21, 2009.

          On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR have all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. Based on discussions at the conference, it is anticipated that El Salvador will file preliminary objections to these arbitration proceedings which the tribunal will rule upon in late 2010 or early 2011.


Item 2.   Changes in Securities

          None, except as disclosed in the Consolidated Statements of Changes in Shareholders' Equity.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

Item 5.   Other Information

          None.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - JUNE 30, 2010
                  PART II - OTHER INFORMATION (CONTINUED)


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

                                 COMMERCE GROUP CORP.
                                 Registrant/Company

Date:  August 16, 2010           /s/ Edward A. Machulak
                                 -------------------------------------
                                 President and Chief Executive Officer