Form 10-Q
period 2010-09-30
COMMERCE GROUP CORP /WI/
filed 2010-11-15
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended SEPTEMBER 30, 2010

                                     or

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

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of November 15, 2010.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                FOR THE SECOND QUARTER ENDED SEPTEMBER 30, 2010

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

         Consolidated Balance Sheets                                     3
         Consolidated Statements of Operations                           4
         Consolidated Statements of Cash Flows                           5
         Notes to the Unaudited Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  13
Item 3.  Controls and Procedures                                        16

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              17
Item 2.  Changes in Securities                                          17
Item 3.  Default Upon Senior Securities                                 17
Item 4.  Submission of Matters to a Vote of Security Holders            17
Item 5.  Other Information                                              17
Item 6.  Exhibits                                                       18

SIGNATURES:
         Registrant's Signature Page                                    18
         Certification of Chief Executive Officer (Section 302)         19
         Certification of Chief Financial Officer (Section 302)         20
         Certification of Chief Executive Officer (Section 906)         21
         Certification of Chief Financial Officer (Section 906)         22

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

                     COMMERCE GROUP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     09/30/10
                                    (Unaudited)           03/31/10
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     3,245        $     5,965
 Supplies held for sale                   6,928              6,928
 Prepaid items and deposits              11,236             11,236
                                    ------------       ------------
  Total current assets                   21,409             24,129

Property, plant and equipment, net       76,323             76,323

Other assets
 Accounts receivable - related,
 net of allowances                      252,938            250,582
 Other assets                            40,000             40,000
                                    ------------       ------------
  Total other assets                    292,938            290,582
                                    ------------       ------------

  Total assets                      $   390,670        $   391,034
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------

Current liabilities
 Accounts payable                   $     2,948        $     2,947
 Accounts payable - related             358,752            322,631
 Notes and accrued interest
  payable to related parties         30,146,742         27,661,381
 Notes and accrued interest
  payable to others                     388,068            377,238
 Accrued salaries                     3,984,131          3,895,631
 Accrued legal fees                     572,175            546,233
 Other accrued expenses - related
  parties                               596,800            576,400
 Other accrued expenses - other         422,117            421,125
                                    ------------       ------------
  Total current liabilities          36,471,733         33,803,586
                                    ------------       ------------
  Total liabilities                  36,471,733         33,803,586
                                    ------------       ------------

Commitments and contingencies


Shareholders' Deficit
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding - none      $         -        $         -

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 30,750,869 issued and outstanding:   3,075,087          3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (58,735,977)       (56,067,466)
                                    ------------       ------------
 Total shareholders' deficit        (36,081,063)       (33,412,552)
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $   390,670       $    391,034
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                      COMMERCE GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)




                          Three Months Ended            Six Months Ended
                         09/30/10      09/30/09      09/30/10      09/30/09
                        -----------  -----------  -----------   ------------
Revenues:               $        -   $         -   $         -   $         -

Expenses:
 General and
   administrative          210,017       204,521       325,977       392,775
                        -----------  ------------  ------------  ------------
 Total expenses            210,017       204,521       325,977       392,775

Net loss from operations  (210,017)     (204,521)     (325,977)     (392,775)

Other income (expense)
Interest expense        (1,202,595)   (1,019,607)   (2,342,534)   (1,984,780)
                        -----------  ------------  ------------  ------------
Total other income
 (expense)              (1,202,595)   (1,019,607)   (2,342,534)   (1,984,780)
                        -----------  ------------  ------------  ------------

Net loss                (1,412,612)   (1,224,128)   (2,668,511)   (2,377,555)

Income tax expense               -             -             -             -
                        -----------  ------------  ------------  ------------
Net loss               $(1,412,612)  $(1,224,128)  $(2,668,511)   $(2,377,555)
                       ============  ============  ============  ============
Net loss per share
 basic/diluted          $     (.05)  $      (.04)  $      (.09)  $      (.08)
                        ===========  ============  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,750,869    30,750,869   30,750,869    30,750,869
                        ===========  ============  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                       COMMERCE GROUP CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

                                                2010            2009
                                              -------         -------
OPERATING ACTIVITIES:
Net loss                                  $(2,668,511)      $(2,377,555)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
  Increase in accounts receivable
    and other assets                           (2,356)           (2,058)
  Decrease in prepaid items and
   deposits                                         -             3,174
 Increase in accounts payable
  and other accrued expenses                   36,121            14,894
 Increase in accrued interest
  to related parties                        2,314,546         1,984,778
 Increase in accrued interest to others        10,830            10,830
 Increase in accrued legal fees                25,943            22,005
 Increase in accrued salaries                  88,500            88,500
 Increase in other accruals
  to related parties                           20,400            22,800
 Increase in other accruals                       992            10,089
 Net cash used in                          -----------      ------------
  operating activities                       (173,535)         (222,543)

INVESTING ACTIVITIES:
 Cash received, scrap metal                         -            38,000
                                            ----------       -----------
 Net cash provided by
  investing activities                              -            38,000

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                               170,815           153,868
                                            ----------        ----------
   Net cash provided by financing
    activities                                170,815           153,868

Net decrease in cash and
 cash equivalents                              (2,720)          (30,675)
Cash - beginning of the period                  5,965            38,827
                                            ----------       -----------
Cash - end of the period                    $   3,245        $    8,152
                                            ==========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2010

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

                   COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

ACCOUNTING METHOD

The Company recognizes income and expenses on the accrual basis of accounting. The Company has elected a March 31 year end.

OTHER ASSETS

Other assets consist primarily of stock of the Company held for reimbursement of medical and other expenses incurred by employees of the Company in El Salvador. The Company is required by the El Salvadoran government to set aside assets for the payment of medical and other expenses of El Salvadoran employees. During the year ended March 31, 2010, the Company revalued those assets held aside for reimbursement of expenses at current market values. As such, the Company recognized a loss on valuation of assets of $61,529. Other assets as of the periods ended September 30, 2010 and March 31, 2010 were $40,000 and $40,000, respectively.

ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:

                                        Misanse      Others     Total
                                        --------   --------   --------
    Accounts receivable                 $252,938   $      0   $252,938
    Accounts payable - related parties  $252,938   $105,814   $358,752


The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $599,195 and that the Company owes Misanse $252,938 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts during its fiscal year ended March 31, 2009 and as of September 30, 2010 left a balance of $252,938 in accounts receivable.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLIES HELD FOR SALE

Supplies held for sale consist of consumable items used in processing mineralized material. The Company is in the process of liquidating its consumables and has reduced the value to the amount it anticipates to recover.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


MINING RESOURCES INVESTMENT

The Company expenses all costs directly associated with acquisition, exploration and development of specific properties. Gains or losses resulting from the sale or abandonment of mining properties will be included in operations. The Joint Venture expenses its costs.

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

                                       09/30/10      03/31/10
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 5)       $30,146,742  $27,661,381

Other

Short-term notes and accrued
interest (September 30, 2010,
$253,067 and March 31, 2010,
$242,238) issued to other non
related parties, interest rates
of varying amounts, in lieu of
actual cash payments and
includes a mortgage on a certain
parcel of land pledged as
collateral located in El
Salvador.                                 388,068      377,238
                                      -----------  -----------
Total:                                $30,534,810  $28,038,619

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company, in an attempt to preserve cash, had prevailed on its late President to accrue his salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at September 30, 2010 and March 31, 2010, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $445,729 and $363,229 as of September 30, 2010 and March 31, 2010, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of September 30, 2010 and March 31, 2010:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $19,963,071 and $18,413,742 at September 30, 2010 and March 31, 2010,
respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $794,511 and $676,270 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $2,139,646 and $1,973,589 at September 30, 2010 and March 31, 2010, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the three months ended September 30, 2010 and September 30, 2009 was $85,156 and $72,483
respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of September 30, 2010 and March 31, 2010:

The Company leased approximately 4,032 square feet on a month-to-month basis for its corporate headquarters' office; the monthly rental charge is $2,789. The same related company provides administrative services, use of its vehicles, and other property, as required by the Company.

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

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)



This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $5,595,404 and $5,136,655 at September 30, 2010 and March 31, 2010, respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $222,352 and $182,373 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of September 30, 2010 and March 31, 2010:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,344,925 and $1,240,546 at September 30, 2010 and March 31, 2010, respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $53,527 and $50,432 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through September 30, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $561,600 and $543,600 at September 30, 2010 and March 31, 2010, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $438,904 and $404,841 at September 30, 2010 and March 31, 2010, respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $17,468 and $14,868 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $572,175 for 2,543 hours of legal services rendered from July 1980 through August
31, 2010. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $639,417 and $468,601 at September 30, 2010 and March 31, 2010, respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $23,128 and $16,877 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The late President's half brother has a promissory note in the sum of $25,376 and $23,407 as of September 30, 2010 and March 31, 2010,
respectively; the interest for the three months ended September 30, 2010 and September 30, 2009 was $1,010 and $860 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended September 30, 2010 and March 31, 2010 was $35,200 and $32,800 respectively. The other salary accruals as of September 30, 2010 and March 31, 2010 are $82,616 and $76,616 respectively.

NOTE 6 -   LITIGATION

There is no pending litigation in the United States with the exception of the CAFTA proceedings described below. On December 6, 2006, the Company's El Salvadoran legal counsel filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources
(MARN) revoked two of its El Salvadoran environmental permits for mining exploitation contrary to El Salvadoran law. Reference is made to
Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. On April 29, 2010 the El Salvadoran Supreme Court issued a notice to counsel rejecting the Company's complaint. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company also challenged this action but has not succeeded in obtaining the requested extensions and is presently unable to conduct exploration activities.

The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR) and the Foreign Investment Law of El Salvador. On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR and the Foreign Investment Law of El Salvador. The request for arbitration was registered with the ICSID on August 21, 2009.

                   COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 2010


NOTE 6 -   LITIGATION (CONTINUED)

On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR have all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. On August 16, 2010 El Salvador filed its preliminary objection to the claims of the Company and its affiliate seeking dismissal of the arbitration proceedings. The Company filed its response to El Salvador's preliminary objection on September 15, 2010. El Salvador then filed its reply on September 30, 2010 and the Company filed its rejoinder on October 15, 2010. On November 1, 2010, the countries of Nicaragua and Costa Rica filed amicus submissions. Copies of all of the mentioned filings are available on the Company's website at www.commercegroupcorp.com. Pursuant to CAFTA-DR rules, the Tribunal is to rule on the objections on an expedited schedule, and has scheduled a hearing on the objections for November 15, 2010.

If the Company succeeds in its legal challenges or the Government of El Salvador changes its policy, and the Company obtains the funds to do so, the Company intends to resume its activities in the Republic of El Salvador which are now suspended.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the recent accounting pronouncements and does not believe the provisions of any will have a material effect on the financial position, results of operations or cash flows of the Company.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                      SEC FORM 10-Q - SEPTEMBER 30, 2010
                        PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the second quarter periods ended September 30, 2010 and 2009. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                      SEC FORM 10-Q - SEPTEMBER 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)




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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $   105,814   $      20   $    105,834
Accounts payable - Comseb                252,938       2,928        255,866
Notes payable and accrued interest    30,146,742     388,068     30,534,810
Accruals - salaries                    3,984,131                  3,984,131
Accruals - legal fees                    572,175                    572,175
Accruals - other - Commerce              596,800     195,074        791,874
Accruals - other - Comseb                            227,043        227,043
                                     -----------    --------    -----------
  Total                              $35,658,600    $813,133    $36,471,733

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                      SEC FORM 10-Q - SEPTEMBER 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,412,612 or $.05 cents per share for the three months ended September 30, 2010. This compares to a net loss of $1,224,128 or $.04 cents per share for the three months ended September 30, 2009.

The Company recorded interest expense in the sum of $1,202,595 during this three-month period compared to $1,019,607 for the same period in 2009, and in the past it was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - SEPTEMBER 30, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


ITEM 3.  CONTROLS AND PROCEDURES

REPORT ON CONTROLS AND PROCEDURES

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of this fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - SEPTEMBER 30, 2010
                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There is no pending litigation in the United States with the exception of the CAFTA proceedings described below. On December 6, 2006, the Company's El Salvadoran legal counsel filed a complaint with the El Salvadoran Supreme Court Administrative Division claiming that the El Salvadoran Office of the Ministry of Environment and Natural Resources (MARN) revoked two of its El Salvadoran environmental permits for mining exploitation contrary to El Salvadoran law. Reference is made to Exhibit 10.20 of the Company's Form 10-K/A for its fiscal year ended March 31, 2007, for an English translation of that complaint. On April 29, 2010 the El Salvadoran Supreme Court issued a notice to counsel rejecting the Company's complaint. In October 2008 the Directorate of Mines notified the Company that it was not honoring the Company's previous request for an extension of the exploration permits at the San Sebastian and Nueva Esparta areas. The Company also challenged this action but has not succeeded in obtaining the requested extensions and is presently unable to conduct exploration activities.

          The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR) and the Foreign Investment Law of El Salvador. On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Government of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Government of El Salvador under CAFTA-DR and the Foreign Investment Law of El Salvador. The request for arbitration was registered with the ICSID on August 21, 2009.

          On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR have all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. On August 16, 2010 El Salvador filed its preliminary objection to the claims of the Company and its affiliate seeking dismissal of the arbitration proceedings. The Company filed its response to El Salvador's preliminary objection on September 15, 2010. El Salvador then filed its reply on September 30, 2010 and the Company filed its rejoinder on October 15, 2010. On November 1, 2010, the countries of Nicaragua and Costa Rica filed amicus submissions. Copies of all of the mentioned filings are available on the Company's website at www.commercegroupcorp.com. Pursuant to CAFTA-DR rules, the Tribunal is to rule on the objections on an expedited schedule, and has scheduled a hearing on the objections for November 15, 2010.

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

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

Item 5.   Other Information

          None.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - SEPTEMBER 30, 2010
                  PART II - OTHER INFORMATION (CONTINUED)


Item 6(a).  Exhibits

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

                                COMMERCE GROUP CORP.
                                Registrant/Company

Date:  November 15, 2010        /s/ Edward A. Machulak
                                -------------------------------------
                                President and Chief Executive Officer