Form 10-Q
period 2010-12-31
COMMERCE GROUP CORP /WI/
filed 2011-02-11
CIK 109757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended DECEMBER 31, 2010

                                     or

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

Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).      Yes [   ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,750,869 common shares of the Company's common stock, $0.10 par value, were issued and outstanding as of February 11, 2011.

                              COMMERCE GROUP CORP.

                                   FORM 10-Q

                  FOR THE THIRD QUARTER ENDED DECEMBER 31, 2010

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

                     COMMERCE GROUP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     12/31/10
                                    (Unaudited)           03/31/10
                                    -----------           --------

                                 ASSETS
                                 ------

Current assets
 Cash                               $     3,539        $     5,965
                                   ------------       ------------
  Total current assets                    3,539              5,965

Property, plant and equipment, net       76,323             76,323

Other assets
 Supplies held for sale                   6,928              6,928
 Prepaid items and deposits              11,236             11,236
 Accounts receivable - related,
 net of allowances                      253,967            250,582
 Other assets                            40,000             40,000
                                    ------------       ------------
  Total other assets                    312,131            308,746
                                    ------------       ------------

  Total assets                      $   391,993        $   391,034
                                    ============       ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------

Current liabilities
 Accounts payable                   $     2,948        $     2,947
 Accounts payable - related             376,516            322,631
 Notes and accrued interest
  payable to related parties         31,465,115         27,661,381
 Notes and accrued interest
  payable to others                     393,512            377,238
 Accrued salaries                     4,028,380          3,895,631
 Accrued legal fees                     627,604            546,233
 Other accrued expenses - related
  parties                               608,200            576,400
 Other accrued expenses - other         421,130            421,125
                                    ------------       ------------
  Total current liabilities          37,923,405         33,803,586
                                    ------------       ------------
  Total liabilities                  37,923,405         33,803,586
                                    ------------       ------------

Commitments and contingencies


Shareholders' Deficit
Preferred Stock
 Preferred stock, $0.10 par value:
 Authorized 250,000 shares;
 Issued and outstanding - none      $         -        $         -

Common stock, $0.10 par value:
 Authorized 50,000,000 shares;
 30,750,869 issued and outstanding:   3,075,087          3,075,087
Capital in excess of par value       19,579,827         19,579,827
Accumulated deficit                 (60,186,326)       (56,067,466)
                                    ------------       ------------
 Total shareholders' deficit        (37,531,412)       (33,412,552)
                                    ------------       ------------
 Total liabilities and
  shareholders' equity              $   391,993       $    391,034
                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                      COMMERCE GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE PERIOD ENDED DECEMBER 31 (UNAUDITED)




                          Three Months Ended            Nine Months Ended
                         12/31/10      12/31/09      12/31/10      12/31/09
                        -----------  -----------  -----------   ------------
Revenues:               $        -   $         -   $         -   $         -

Expenses:
 General and
   administrative          194,360       148,171       520,337       540,946
                        -----------  ------------  ------------  ------------
 Total expenses            194,360       148,171       520,337       540,946

Net loss from operations  (194,360)     (148,171)     (520,337)     (540,946)

Other income (expense)
Interest expense        (1,255,989)   (1,065,284)   (3,598,523)   (3,050,064)
                        -----------  ------------  ------------  ------------
Total other income
 (expense)              (1,255,989)   (1,065,284)   (3,598,523)   (3,050,064)
                        -----------  ------------  ------------  ------------

Net loss                (1,450,349)   (1,213,445)   (4,118,860)   (3,591,010)

Income tax expense               -             -             -             -
                        -----------  ------------  ------------  ------------
Net loss               $(1,450,349)  $(1,213,445)  $(4,118,860)   $(3,591,010)
                       ============  ============  ============  ============
Net loss per share
 basic/diluted          $     (.05)  $      (.04)  $      (.13)  $      (.12)
                        ===========  ============  ============  ============
Weighted av. basic/
 diluted common
 shares outstanding      30,750,869    30,750,869   30,750,869    30,750,869
                        ===========  ============  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                       COMMERCE GROUP CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)

                                                2010            2009
                                              -------         -------
OPERATING ACTIVITIES:
Net loss                                  $(4,118,860)      $(3,591,010)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Changes in assets and liabilities:
  Decrease in mining supplies                                    31,968
  Increase in accounts receivable
    and other assets                           (3,385)           (3,087)
  Decrease in prepaid items and
   deposits                                         -             3,203
 Increase in accounts payable
  and other accrued expenses                   53,885            15,038
 Increase in accrued interest
  to related parties                        3,582,249         3,050,065
 Increase in accrued interest to others        16,274            16,274
 Increase in accrued legal fees                81,371            37,406
 Increase in accrued salaries                 132,750           132,750
 Decrease in other accruals
  to related parties                           31,800            36,600
 Decrease in other accruals                         5           (33,783)
 Net cash used in                          -----------      ------------
  operating activities                       (223,911)         (304,576)

INVESTING ACTIVITIES:
 Cash received, scrap metal                         -            40,667
                                            ----------       -----------
 Net cash provided by
  investing activities                              -            40,667

FINANCING ACTIVITIES:
 Cash received, related party
  notes payable                               221,485           236,324
                                            ----------        ----------
   Net cash provided by financing
    activities                                221,485           236,324

Net decrease in cash and
 cash equivalents                              (2,426)          (27,585)
Cash - beginning of the period                  5,965            38,827
                                            ----------       -----------
Cash - end of the period                    $   3,539        $   11,242
                                            ==========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2010

NOTE 1 -  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

GENERAL

Commerce Group Corp., a Wisconsin-based corporation organized in 1962 ("Commerce," the "Company" and/or "Registrant") and its 82 1/2%-owned subsidiary, San Sebastian Gold Mines, Inc., a Nevada corporation organized in 1968 ("Sanseb"), have formed the Commerce/Sanseb Joint Venture ("Joint Venture") for the purpose of performing gold mining, the sale of gold, and related activities, including, but not limited to, exploration, exploitation, development, extraction and processing of precious metals in the Republic of El Salvador, Central America. The Company is currently unable to conduct exploration and exploitation activities. The Company continues to staff its office in San Miguel and performs and conducts non-mining activities in the Country of El Salvador.

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

                   COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2010


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010 and March 31, 2010, the results of operations and cash flows at December 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements. The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

ACCOUNTING METHOD

The Company recognizes income and expenses on the accrual basis of accounting. The Company has elected a March 31 year end.

OTHER ASSETS

Other assets consist primarily of stock of the Company held for reimbursement of medical and other expenses incurred by employees of the Company in El Salvador. The Company is required by the El Salvadoran government to set aside assets for the payment of medical and other expenses of El Salvadoran employees. During the year ended March 31, 2010, the Company revalued those assets held aside for reimbursement of expenses at current market values. As such, the Company recognized a loss on valuation of assets of $61,529. Other assets as of the periods ended December 31, 2010 and March 31, 2010 were $40,000 and $40,000, respectively.

ACCOUNTS RECEIVABLE - RELATED

The accounts receivable - related balance consists of advances to Mineral San Sebastian S.A. (Misanse), which is 52% owned by the Company. These advances are an offset for the past and future Misanse rental charges that are included in the accounts payable. An accounting is as follows:


                                        Misanse      Others     Total
                                        --------   --------   --------
    Accounts receivable                 $253,967   $      0   $253,967
    Accounts payable - related parties  $253,967   $122,549   $376,516


The Company is of the opinion that it is appropriate to record the fact that Misanse owes the Company $600,224 and that the Company owes Misanse $253,967 as Misanse is not consolidated with the Company's financial records. If gold production commences, the 5% royalty payable to Misanse for rent of the San Sebastian Gold Mine property based on the gross proceeds from the sale of gold and the accounts payable offset will reduce this receivable until it is paid in full.

Due to the fact that the country of El Salvador where the Company is planning to mine revoked its mining permits and the Company is in the process of challenging that decision, management determined that the collectability of the Misanse-related receivable is uncertain. Therefore, it set up an allowance of $346,257 for bad debts during its fiscal year ended March 31, 2009 and as of December 31, 2010 left a balance of $253,967 in accounts receivable.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2010


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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at the lower of cost or estimated net realizable value. Mining properties, development costs and plant and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Depreciation and amortization expenses include the amortization of assets acquired, if any, under capital leases. Replacements and major improvements are capitalized. Maintenance and repairs will be charged to expense based on average estimated equipment usage. Interest costs incurred in the construction or acquisition of property, plant, and equipment are expensed when incurred. The Company did not impair the plant and equipment for the amount of $76,323 which represents the cost of land and improvements that management believes are fully recoverable.

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

                                       12/31/10      03/31/10
                                       --------      --------

Related Parties

Mortgage and promissory notes to
related parties, interest ranging
from one percent to four percent
over prime rate, but not less
than 16%, payable monthly, due on
demand, using the Misanse lease,
real estate and all other assets
owned by the Company,  its
subsidiaries and the Joint
Venture as collateral. (Note 5)       $31,465,115  $27,661,381

Other

Short-term notes and accrued
interest (December 31, 2010,
$258,512 and March 31, 2010,
$242,238) issued to other non
related parties, interest rates
of varying amounts, in lieu of
actual cash payments and
includes a mortgage on a certain
parcel of land pledged as
collateral located in El
Salvador.                                 393,512      377,238
                                      -----------  -----------
Total:                                $31,858,627  $28,038,619

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company, in an attempt to preserve cash, has accrued the late President's salary for the past 26.58 years, including vacation pay, for a total of $3,455,786 and $3,455,786 at December 31, 2010 and March 31, 2010, respectively. The current President has also agreed to accrue his salary and vacation pay beginning April 1, 2008, which totals $486,979 and $363,229 as of December 31, 2010 and March 31, 2010, respectively.

In addition, with the consent and approval of the Directors, the late President of the Company, as an individual and not as a Director or Officer of the Company, entered into the following financial transactions with the Company, the status of which is reflected as of December 31, 2010 and March 31, 2010:

The amount of cash funds which the Company has borrowed from its late President from time to time, together with accrued interest, amounts to $20,790,513 and $18,413,742 at December 31, 2010 and March 31, 2010,
respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $827,442 and $704,300 respectively. To evidence this debt, the Company has issued to its late President a series of open-ended, secured, on-demand promissory notes, with interest payable monthly at the prime rate plus two percent, but not less than 16% per annum.

The Company had borrowed an aggregate of $2,228,332 and $1,973,589 at December 31, 2010 and March 31, 2010, respectively, including accrued interest, from the Company's late President's Rollover Individual Retirement Account (ELM RIRA). The interest for the three months ended December 31, 2010 and December 31, 2009 was $88,685 and $75,487
respectively. These loans are evidenced by the Company's open-ended, secured, on-demand promissory note, with interest payable monthly at the prime rate plus four percent per annum, but not less than 16% per annum.

Also with the consent and approval of the Directors, a company in which the late President has a 55% ownership, General Lumber & Supply Co., Inc. (GLSCO), entered into the following agreements, and the status is reflected as of December 31, 2010 and March 31, 2010:

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

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)



This related company has been issued an open-ended, secured, on-demand promissory note, which amounts to $5,840,333 and $5,136,655 at December 31, 2010 and March 31, 2010, respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $232,101 and $193,574 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Company's Directors have consented and approved the following transactions of which the status of each are reflected as of December 31, 2010 and March 31, 2010:

The late President's wife's Rollover Individual Retirement Account (SM
RIRA) has the Company's open-ended, secured, on-demand promissory note in the sum of $1,400,670 and $1,240,546 at December 31, 2010 and March 31,
2010, respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $55,745 and $52,522 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Directors also have acknowledged that the wife of the late President is to be compensated for her consulting fees due to her from October 1, 1994 through December 31, 2000 or 72 months at $2,800 a month, and thereafter at $3,000 per month. The Company owes her as an individual and as a consultant, the sum of $570,600 and $543,600 at December 31, 2010 and March 31, 2010, respectively, for services rendered from October 1994.

The second oldest son of the late President and his son's wife have the Company's open-ended, on-demand promissory note in the sum of $457,096 and $404,841 at December 31, 2010 and March 31, 2010, respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $18,192 and $15,485 respectively. The annual interest rate is three percent plus the prime rate, but not less than 16%, and it is payable monthly.

The Law Firm which represents the Company in which the second oldest son of the late President is a principal is owed the sum of $627,604 for 2789.35 hours of legal services rendered from July 1980 through November 30, 2010. By agreement on the date of payment, these fees are to be adjusted to commensurate with the current hourly fees charged by the Law Firm.

The current President, who has controlling ownership of a company called Circular Marketing, Inc., has the Company's open-ended, secured, on-demand promissory note in the sum of $721,743 and $468,601 at December 31, 2010 and March 31, 2010, respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $27,326 and $17,577 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The late President's half brother has a promissory note in the sum of $26,428 and $23,407 as of December 31, 2010 and March 31, 2010,
respectively; the interest for the three months ended December 31, 2010 and December 31, 2009 was $1,052 and $895 respectively. The annual interest rate is four percent plus the prime rate, but not less than 16%, and it is payable monthly.

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

The Directors and Officers have an option to receive cash at such time as the Company has profits and an adequate cash flow, or to at any time exchange the amount due to them for the Company's common shares. The Chairman/President does not receive any Director fees. The accrued amount due for Director fees for the periods ended December 31, 2010 and March 31, 2010 was $37,600 and $32,800 respectively. The other salary accruals as of December 31, 2010 and March 31, 2010 are $85,616 and $76,616 respectively.

On January 14, 2003, the Company entered into an amended and renewed thirty-year lease agreement with Misanse, an entity in which the Company has a majority interest. The lease is automatically extendible for one or more equal periods. The Company will pay to Misanse for the rental of this real estate the sum of five percent of the sales of the gold and silver produced from this real estate, however, the payment will not be less than $343.00 per month.


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

The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR) and the Foreign Investment Law of El Salvador. On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Republic of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Republic of El Salvador under CAFTA-DR and the Foreign Investment Law of El Salvador. The request for arbitration was registered with the ICSID on August 21, 2009.

                   COMMERCE GROUP CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2010


NOTE 6 -   LITIGATION (CONTINUED)

On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR had all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. On August 16, 2010 El Salvador filed its preliminary objection to the claims of the Company and its affiliate seeking dismissal of the arbitration proceedings. The Company filed its response to El Salvador's preliminary objection on September 15, 2010. El Salvador then filed its reply on September 30, 2010 and the Company filed its rejoinder on October 15, 2010. On November 1, 2010, the countries of Nicaragua and Costa Rica filed amicus submissions. A hearing was held on November 15, 2010 and pursuant to CAFTA-DR rules, the Tribunal is to rule on the objections on an expedited schedule. The Company has not yet received the Tribunal's decision. Copies of all of the mentioned filings, including a link to the November 15, 2010 hearing, are available on the Company's website at www.commercegroupcorp.com.

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

                    COMMERCE GROUP CORP. AND SUBSIDIARIES
                      SEC FORM 10-Q - DECEMBER 31, 2010
                        PART I - FINANCIAL INFORMATION


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

The following discussion provides information on the results of operations and the financial condition, liquidity and capital resources for the third quarter periods ended December 31, 2010 and 2009. The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

The Company did not have a final feasibility study completed within the past five years, therefore, a determination that the property contains valid reserve estimates is not possible at this time.

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                      SEC FORM 10-Q - DECEMBER 31, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)




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

DEBT

Most of the debt is owed to related parties as follows:


                                  Related Parties    Others          Total
                                  ---------------    ------          -----
Accounts payable - Commerce          $   122,549   $      20   $    122,569
Accounts payable - Comseb                253,967       2,928        256,895
Notes payable and accrued interest    31,465,115     393,512     31,858,627
Accruals - salaries                    4,028,380                  4,028,380
Accruals - legal fees                    627,604                    627,604
Accruals - other - Commerce              608,200     194,074        802,274
Accruals - other - Comseb                            227,056        227,056
                                     -----------    --------    -----------
  Total                              $37,105,815    $817,590    $37,923,405

Although the majority of the short-term obligations are due on demand, most of the obligations have the attributes of being long-term obligations as most of the debt is due to related parties who have not called for payment during the past five or more years.

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                      SEC FORM 10-Q - DECEMBER 31, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


RESULTS OF OPERATION FOR THE THREE MONTHS AND NINE MONTHS ENDED
DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

There are no revenues as the Company has suspended its gold production until it is able to enter into a business arrangement. The price of gold has stabilized at a price level that could assure a profitable operation. The Company recorded a net loss of $1,450,349 or $.05 cents per share for the three months ended December 31, 2010 and $4,118,860 or $.13 cents per share for the nine months ended December 31, 2010. This compares to a net loss of $1,213,455 or $.04 cents per share for the three months ended December 31, 2009 and $3,591,010 or $.12 cents per share for the nine months ended December 31, 2009.

The Company recorded interest expense in the sum of $1,255,989 during this three-month period ended December 31, 2010 compared to $1,065,284 for the same period in 2009, and $3,598,523 during the nine-month period ended December 31, 2010 compared to $3,050,064 for the same period in 2009. In the past the interest expense was eliminated with the interest income earned from the Joint Venture. As stated above, the interest expense is now included in the net loss.

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

                  COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - DECEMBER 31, 2010
                   PART I - FINANCIAL INFORMATION (CONTINUED)


ITEM 3.  CONTROLS AND PROCEDURES

REPORT ON CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of December 31, 2010. Based on that evaluation management has concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the reasons stated below.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of this fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - DECEMBER 31, 2010
                      PART II - OTHER INFORMATION

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

          The Company has initiated arbitration proceedings where it contends that the Government of El Salvador frustrated its effort to develop its mining interests in the Country of El Salvador in violation of the Central America Free Trade Agreement-Dominican Republic (CAFTA-DR) and the Foreign Investment Law of El Salvador. On March 17, 2009, the Company served a written notice of its intent to submit a claim to arbitration on the Republic of El Salvador under CAFTA-DR. The parties had 90 days to resolve their dispute amicably, after which the Company had the right to commence arbitration proceedings against the Republic of El Salvador to claim significant monetary damages. When the Company received no response to the Notice of Intent, on July 2, 2009 it submitted to the International Centre for Settlement of Investment Disputes (ICSID) a notice of arbitration to commence international arbitration proceedings against the Republic of El Salvador under CAFTA-DR and the Foreign Investment Law of El Salvador. The request for arbitration was registered with the ICSID on August 21, 2009.

          On July 1, 2010 the Company received notice from the ICSID that the three nominations for arbitrators in the Company's action under CAFTA-DR had all accepted their appointments. As a result, the Arbitral Tribunal was therefore deemed to have been constituted under ICSID Arbitration Rule 6. On July 29, 2010, the tribunal conducted an initial scheduling conference. On August 16, 2010 El Salvador filed its preliminary objection to the claims of the Company and its affiliate seeking dismissal of the arbitration proceedings. The Company filed its response to El Salvador's preliminary objection on September 15, 2010. El Salvador then filed its reply on September 30, 2010 and the Company filed its rejoinder on October 15, 2010. On November 1, 2010, the countries of Nicaragua and Costa Rica filed amicus submissions. A hearing was held on November 15, 2010 and pursuant to CAFTA-DR rules, the Tribunal is to rule on the objections on an expedited schedule. The Company has not yet received the Tribunal's decision. Copies of all of the mentioned filings, including a link to the November 15, 2010 hearing, are available on the Company's website at www.commercegroupcorp.com.

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

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during this period.

Item 5.   Other Information

          None.

                 COMMERCE GROUP CORP. AND ITS SUBSIDIARIES
                     SEC FORM 10-Q - DECEMBER 31, 2010
                  PART II - OTHER INFORMATION (CONTINUED)


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

                                COMMERCE GROUP CORP.
                                Registrant/Company

Date:  February 11, 2011      /s/ Edward A. Machulak
                                -------------------------------------
                                President and Chief Executive Officer